Form 10-Q
period 1997-04-30
BIONUTRICS INC
filed 1997-05-30
CIK 1030839

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q
 Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of
                                      1934

                        For Quarter Ended APRIL 30, 1997

                         Commission File Number 0-22011

                                BIONUTRICS, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                           86-0760991
(State or other jurisdiction of                           I.R.S. Employer
 Incorporation of organization)                        Identification Number

2425 E. CAMELBACK RD., SUITE 650  PHOENIX, ARIZONA             85016
(Address of principal executive offices)                     (Zip code)

                                  602-508-0112
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES_____       NO  X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                       OUTSTANDING AS OF APRIL 30, 1997
-----                                       --------------------------------

COMMON                                      16,097,713
PAR VALUE $.001 PER SHARE

                                BIONUTRICS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


Part I. Financial Statements                                                Page

         Item 1.  Condensed Consolidated Financial Statements:

                  Consolidated Balance Sheets                                3

                  Consolidated Statements of Operations                      4

                  Consolidated Statement of Cash Flows                       5

                  Notes to Consolidated Financial Statements                 6

         Item 2.  Management's Discussion and Analysis                       7

Part II. Other Information

         Item 2(c)Changes in Securities                                     10

         Item 6.  Exhibits and Reports on Form 8-K                          10

         Signatures                                                         11

[LOGO]BIONUTRICS
CONSOLIDATED BALANCE SHEETS

                                                                  APRIL 30                 OCTOBER 31,
                                                                    1997                      1996
                                                                 (UNAUDITED)
                                                            --------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $8,055,533                 $5,676,360
  Trade receivables                                                 $149,794
  Inventory                                                          328,881
  Prepaid expenses                                                   176,546
  Other receivable                                                    19,309
                                                            --------------------------------------------
                 Total Current Assets                              8,730,063                  5,676,360
                                                            --------------------------------------------

PROPERTY, PLANT and EQUIPMENT                                      1,182,084                     91,900
  Less-Accumulated depreciation                                      (55,487)                   (21,701)
                                                            --------------------------------------------
                 Net Property, Plant and Equipment                 1,126,597                     70,199
                                                            --------------------------------------------

OTHER ASSETS:
  Notes Receivable                                                                               16,665
  Accrued interest                                                                                1,333
  Patent applications and other related costs                        448,352                    452,791
  Investment in Joint Venture                                        400,000
                                                            --------------------------------------------
                 Total Other Assets                                  848,352                    470,789
                                                            --------------------------------------------

TOTAL                                                            $10,705,012                 $6,217,348
                                                            ============================================



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                  $857,587                   $565,823
  Accrued Liabilities                                                864,863                    370,655
                                                            --------------------------------------------
                 Total Current Liabilities                         1,722,450                    936,478
                                                            --------------------------------------------

STOCKHOLDERS' EQUITY
  Common Stock                                                        16,167                     15,068
  Additional Paid in Capital                                      17,843,073                 10,406,996
  Deficit accumulated during the development stage                (8,875,475)                (5,139,991)
  Common stock in treasury                                            (1,203)                    (1,203)
                                                            --------------------------------------------
                 Total stockholders' equity                        8,982,562                  5,280,870
                                                            --------------------------------------------

TOTAL                                                            $10,705,012                 $6,217,348
                                                            ============================================


The accompanying notes are an integral part of these consolidated balance sheets

[LOGO]BIONUTRICS
 CONSOLIDATED STATEMENT OF OPERATIONS
 (UNAUDITED)


                                                             Three Months                                  Six Months
                                                             Ended April 30                                Ended April 30
                                          ------------------------------------------------------------------------------------------

                                                         1997                 1996                       1997                  1996
                                          ------------------------------------------------------------------------------------------
NET SALES                                            $145,294                   $0                   $145,294

COST OF SALES                                         661,672                                         661,672
                                          ------------------------------------------------------------------------------------------

 GROSS PROFIT                                        (516,378)                   0                   (516,378)                    0
                                          ------------------------------------------------------------------------------------------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES:                          2,038,797              276,297                  3,346,034               860,131
                                          ------------------------------------------------------------------------------------------


OTHER (EXPENSE) INCOME:                                71,173               (4,539)                   126,928               (19,645)
                                          ------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR
  INCOME TAXES                                     (2,484,002)            (280,836)                (3,735,484)             (879,776)
                                          ------------------------------------------------------------------------------------------

PROVISION FOR INCOME TAXES                                  0                    0

NET LOSS                                          ($2,484,002)           ($280,836)               ($3,735,484)            ($879,776)
                                          ==========================================================================================




LOSS PER COMMON SHARE                                  ($0.16)              ($0.03)                    ($0.24)               ($0.08)
                                          ==========================================================================================


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                 15,927,321           10,956,269                 15,574,887            10,956,269
                                          ==========================================================================================





The accompanying notes are an integral part of these consolidated statements of operation

[LOGO]BIONUTRICS
CONSOLIDATED STATEMENT OF CASH FLOWS
 (UNAUDITED)

                                                                                            Six months
                                                                                           Ended April 30
                                                                         -----------------------------------------------

OPERATING ACTIVITIES:                                                               1997                        1996
                                                                         -----------------------------------------------
Net Loss                                                                         ($3,735,484)                 ($879,776)
Adjustments to reconcile net loss to cash used in operations
  Depreciation and amortization                                                       38,225                      9,831
  Expenses incurred in exchange for common stock                                      25,000
  Non-employee stock based compensation                                              428,500
Changes in operating assets and liabilities
  Receivables                                                                       (151,106)                   213,700
  Inventory                                                                         (328,881)
  Prepaids                                                                          (176,546)
  Accounts payable and accrued liabilities                                           785,973                    263,392
                                                                         -----------------------------------------------

                 Net cash used in operating activities                            (3,114,319)                  (392,853)
                                                                         -----------------------------------------------

INVESTING ACTIVITIES:
Capital expenditures                                                              (1,090,184)                   (48,109)
Investment in Joint Venture                                                         (400,000)
                                                                         -----------------------------------------------


                 Net cash (used in) provided by investing activities              (1,490,184)                   (48,109)
                                                                         -----------------------------------------------

FINANCING ACTIVITIES:
Net proceeds from issuance of stock                                                6,983,676
                                                                         -----------------------------------------------

                 Net cash provided by financing activities                         6,983,676                          0
                                                                         -----------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          2,379,173                   (440,962)

CASH AND CASH EQUIVALENTS, BEG OF PERIOD                                           5,676,360                    427,200
                                                                         -----------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $8,055,533                   ($13,762)
                                                                         ===============================================



The accompanying notes are an integral part of these consolidated stmts of cash flow

                                BIONUTRICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three and six month periods ended April 30, 1997 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 1997. These financial statements should be read in conjunction with the Company's October 31, 1996 financial statements and accompanying notes thereto.

NOTE B - Net Loss per share is computed by dividing net loss by the weighted average number of common shares assumed outstanding during the six-month periods. Options and warrants are excluded from the net loss per share calculation as they are anti-dilutive.

NOTE C - The company raised $6,983,676 in capital through issuance of common stock during the six months ended April 30, 1997. This capital stock was issued at $5.00 to $7.00 per share.

NOTE D - The company invested $400,000 in NuRx, a joint venture with InCon
         Technologies during the quarter ended January 31, 1997. On July 31, 1996, the Company entered into an agreement with InCon Technologies, L.L.C. to form a limited liability company ("joint venture") to undertake the further research and development of certain non-proprietary dietary supplements and other non-proprietary nutritional and health promoting products and to manufacture, market and sell existing, as well as newly developed supplements and products. The two companies will share equally in the capital contribution, profits and losses derived, and management of the joint venture. No revenues were earned or costs incurred prior to April 30, 1997. The investment is accounted for under the equity method. The Company believes that the investment will be recovered through the sale of products which the joint venture will produce.

                                BIONUTRICS, INC.
                       MANAGEMENTS DISCUSSION AND ANALYSIS
Three months ended April 30, 1997 compared with three months ended April 30, 1996.

RESULTS OF OPERATIONS

Results of operations for the second quarter of 1997 as compared to 1996 reflect the activities of Bionutrics, Inc. in transition from a research and development mode to production and sales.

The company recorded its first sales during the quarter with the product launch of evolvE(TM). Net Revenues for the quarter ended April 30, 1997 were, $145,294 versus $0 for the same quarter in 1996. These sales represent the first phase of product introduction and national rollout.

Cost of Goods Sold for the quarter ended April 30, 1997 was $661,672 versus $0 for the same quarter in 1996. Cost of Goods Sold for the second quarter ended April 30, 1997 resulted in negative gross margins as the company has not achieved operating level efficiency due to low volume activity with initial product introduction.

Selling General and Administrative expenses for the quarter ended April 30, 1997 of $2,038,797 were $1,762,500 higher than that recognized for the same quarter 1996 of $276,297. This increase in expenses directly reflects preparation for product launch and infrastructure development during 1997. Significant increases are noted in salaries, advertising, legal, consulting fees and stock option expense.

Other Income (expense) for the quarter ended April 30, 1997 of $71,173 is $75,712 higher than the same quarter for the prior year. The increased income is attributable to increased interest earnings from higher balances of cash.

Net loss increased to $(2,484,002), or $(0.16) per share for the quarter ended April 30, 1997 from $ (280,836), or $ (0.03) per share for the quarter ended April 30, 1996 due primarily to the increased levels of expenses as outlined above offset somewhat by the introduction of sales.

Six months ended April 30, 1997 compared with six months ended April 30, 1996.

RESULTS OF OPERATIONS

Trends and comments as noted for the second quarter hold constant for the six month year to date comparisons as well. Results of operations for the first six months of 1997 as compared to 1996 reflect the activities of Bionutrics, Inc. in transition from a research and development mode to production and sales.

The company recorded its first sales during the 2nd quarter with the product launch of evolvE(TM). Net Revenues for the six months ended April 30, 1997 were, $145,294 versus $0 for the same six months in 1996. These sales represent the first phase of product introduction and national rollout.

Cost of Goods Sold for the six months ended April 30, 1997 was $661,672 versus $0 for the same quarter in 1996. Cost of Goods Sold for the second quarter ended April 30, 1997 resulted in negative gross margins as the company has not achieved operating level efficiency due to low volume activity with initial product introduction.

Selling General and Administrative expenses for the six months ended April 30, 1997 of $3,346,034 were $2,485,903 higher than that recognized for the same six months in 1996 of $860,131. This increase in expenses directly reflects preparation for product launch and infrastructure development during 1997. Significant increases are noted in salaries, advertising, legal, consulting fees and stock option expense.

Other Income (expense) for the six months ended April 30, 1997 of $126,928 is $146,573 higher than the same quarter for the prior year. The increased income is attributable to increased interest earnings from higher balances of cash.

Net loss increased to $(3,735,484), or $(0.24) per share for the six months ended April 30, 1997 from $ (879,776), or $ (0.08) per share for the quarter ended April 30, 1996 due primarily to the increased levels of expenses as outlined above offset somewhat by the introduction of sales.

LIQUIDITY AND CAPITAL RESOURCES


Net cash used in operating activities during the six months ended April 30, 1997 was $3,114,319 as compared to $392,853 during the same period in 1996. The increase in cash used is primarily due to increased expenses incurred in preparation for the launch of the company's product in the second quarter along with investment in inventory and incurrance of accounts receivable from sales made.

Net cash used in investing activities during the six months ended April 30, 1997 was $1,490,184 as compared to $48,109 during the same period in 1996. This increase is attributable to a $400,000 investment in NuRx as set forth in Note D and capital expenditures primarily for manufacturing operations.

The company received net proceeds from issuance of its common stock in the six months ended April 30, 1997 of $6,983,676 versus $0 from the same period in 1996.

                                BIONUTRICS, INC.

                           PART II - OTHER INFORMATION

                  Item 2(c).        Changes in Securities:

                                    Pursuant to a private placement under
                                    section 4(2) of the Securities Act of 1933, in March, the Registrant issued 8,000 shares to an existing shareholder who gifted the shares to related parties.

                  Item 6.           Exhibits and Reports on Form 8-K

                           (a).     Exhibits - none

                           (b).     Reports on Form 8-K - none

                                BIONUTRICS, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Bionutrics, Inc.
                                        (Registrant)


Dated:  May 28, 1997                          By:  /s/George E. Duck, Jr.
                                                   ----------------------

                                              Its: Vice President and
                                                    Principal Financial Officer