Form 10-Q
period 1997-06-30
BIONUTRICS INC
filed 1997-09-05
CIK 1030839

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
                                      1934

                         For Quarter Ended JULY 31, 1997

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

YES      X                 NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                                 OUTSTANDING AS OF AUGUST 29, 1997
- -----                                                 ---------------------------------
COMMON                                               16,251,705
PAR VALUE $.001 PER SHARE

                                BIONUTRICS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q







PART I. FINANCIAL INFORMATION                                                                             PAGE
         ITEM I.           Condensed Consolidated Financial Statements:

                                    Consolidated Balance Sheet                                             3

                                    Consolidated Statement of Operations                                   4

                                    Consolidated Statement of Cash Flows                                   5

                                    Notes to Consolidated Financial Statements                             6


         ITEM 2.           Management's Discussion and Analysis                                            8




PART II. OTHER INFORMATION


         ITEM 2(C)         Changes in Securities                                                           11

         ITEM 6            Exhibits and Reports on Form 8-K                                                11

         SIGNATURES                                                                                        12

BIONUTRICS, INC.
CONSOLIDATED BALANCE SHEET

                                                                    JULY 31            OCTOBER 31,
                                                                     1997                 1996
                                                                  (UNAUDITED)
                                                                 ---------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $  4,020,312         $  5,676,360
  Trade receivables, net                                         $  1,024,841
  Inventory                                                           815,516
  Prepaid expenses                                                    105,784
  Other receivables                                                    33,723
                                                                 ---------------------------------
         Total current assets                                       6,000,176            5,676,360
                                                                 ---------------------------------

PROPERTY, PLANT and EQUIPMENT                                       1,497,945               91,900
  Less-Accumulated depreciation                                      (113,552)             (21,701)
                                                                 ---------------------------------
         Net Property, Plant and Equipment                          1,384,393               70,199
                                                                 ---------------------------------

OTHER ASSETS:
  Notes receivable                                                                          16,665
  Accrued interest                                                                           1,333
  Patent applications and other related costs                         445,023              452,791
  Investment in joint venture                                         400,000
                                                                 ---------------------------------
         Total other assets                                           845,023              470,789
                                                                 ---------------------------------

TOTAL                                                            $  8,229,592         $  6,217,348
                                                                 =================================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $  1,296,517         $    565,823
  Accrued liabilities                                               1,064,555              370,655
                                                                 ---------------------------------
         Total current liabilities                                  2,361,072              936,478
                                                                 ---------------------------------

STOCKHOLDERS' EQUITY
  Common stock                                                         16,249               15,068
  Additional paid-in capital                                       18,377,822           10,406,996
  Accumulated deficit                                             (12,524,348)          (5,139,991)
  Common stock in treasury                                             (1,203)              (1,203)
                                                                 ---------------------------------
         Total stockholders' equity                                 5,868,520            5,280,870
                                                                 ---------------------------------
TOTAL                                                            $  8,229,592         $  6,217,348
                                                                 =================================

                   See Notes to Consolidated Financial Statements

BIONUTRICS
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)


                                                    Three Months                            Nine Months
                                                   Ended July 31                           Ended July 31
                                             1997               1996                1997                1996
                                         ----------------------------------------------------------------------
GROSS SALES                              $ 1,668,285         $  20,000         $  1,834,269         $    20,000

DISCOUNTS AND ALLOWANCES                     315,276                 0              335,966                   0
                                         ----------------------------------------------------------------------
NET SALES                                  1,353,009            20,000            1,498,303              20,000

COST OF SALES                              2,102,049         $       0            2,763,721                   0
                                         ----------------------------------------------------------------------
GROSS PROFIT (LOSS)                         (749,040)           20,000           (1,265,418)             20,000
                                         ----------------------------------------------------------------------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                  2,996,848           618,372            6,342,882           1,478,503
                                         ----------------------------------------------------------------------

OTHER (EXPENSE) INCOME                        97,015            (3,108)             223,943             (22,753)
                                         ----------------------------------------------------------------------
LOSS BEFORE PROVISION FOR
  INCOME TAXES                            (3,648,873)         (601,480)          (7,384,357)         (1,481,256)
                                         ----------------------------------------------------------------------
PROVISION FOR INCOME TAXES                         0                 0                    0                   0
                                         ----------------------------------------------------------------------
NET LOSS                                 ($3,648,873)        ($601,480)        ($ 7,384,357)        ($1,481,256)
                                         ======================================================================



Loss per common share                         ($0.22)           ($0.05)              ($0.47)             ($0.13)
                                         ======================================================================

Weighted average number of common
shares outstanding                        16,227,993        11,124,428           15,792,589          11,012,322
                                         ======================================================================

                   See Notes to Consolidated Financial Statements

BIONUTRICS
CONSOLIDATED STATEMENT OF CASH FLOWS
 (UNAUDITED)

                                                                                            Nine months
                                                                                            Ended July 31
OPERATING ACTIVITIES:                                                               1997                      1996
                                                                                ------------------------------------
Net Loss                                                                        ($7,384,357)             ($1,481,255)
Adjustments to reconcile net loss to cash used in operations
  Depreciation and amortization                                                     100,808                   13,044
  Expenses incurred in exchange for common stock                                    174,996
  Loss on disposal of asset                                                             237
  Non-employee stock-based compensation                                             428,500
Changes in operating assets and liabilities
  Receivables                                                                    (1,040,566)                 183,701
  Inventory                                                                        (815,516)
  Prepaids                                                                         (105,784)
  Accounts payable and accrued liabilities                                        1,424,594                  417,314
                                                                                ------------------------------------
         Net cash used in operating activities                                   (7,217,088)                (867,196)
                                                                                ------------------------------------
INVESTING ACTIVITIES:
Capital expenditures                                                             (1,413,177)                 (48,109)
Disposal of fixed asset                                                               5,706
Investment in joint venture                                                        (400,000)
                                                                                ------------------------------------

         Net cash (used in) provided by investing activities                     (1,807,471)                 (48,109)
                                                                                ------------------------------------
FINANCING ACTIVITIES:
Net proceeds from issuance of stock                                               7,368,511                1,822,332
                                                                                ------------------------------------
         Net cash provided by financing activities                                7,368,511                1,822,332
                                                                                ------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (1,656,048)                 907,027

CASH AND CASH EQUIVALENTS, BEG OF PERIOD                                          5,676,360                  427,200
                                                                                ------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $4,020,312               $1,334,227
                                                                                ====================================

                  See Notes to Consolidated Financial Statements

                                BIONUTRICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three- and nine- month periods ended July 31, 1997 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 1997. These financial statements should be read in conjunction with the Company's October 31, 1996 financial statements and accompanying notes thereto.

NOTE B - Net Loss per share is computed by dividing net loss by the weighted average number of common shares assumed outstanding during the presented periods. Options and warrants are excluded from the net loss per share calculation as they are anti-dilutive.

NOTE C - The company raised $7,368,511 in capital through issuance of common stock during the nine months ended July 31, 1997. This capital stock was issued at $5.00 to $7.00 per share.

NOTE D - The company invested $400,000 in NuRx, a joint venture with InCon Technologies L.L.C. during the quarter ended January 31, 1997. On July 31, 1996, the Company entered into an agreement with InCon Technologies, L.L.C. to form a limited liability company ("joint venture") to undertake the further research and development of certain non-proprietary dietary supplements and other non-proprietary nutritional and health promoting products and to manufacture, market and sell existing, as well as newly developed, supplements and products. The two companies will share equally in the capital contribution, profits and losses derived, and management of the joint venture. No revenues were earned or costs incurred prior to July 31, 1997. The investment is accounted for under the equity method. The company believes that the investment will be recovered through the sale of products that the joint venture will produce.

NOTE E - The Financial Accounting Standards Board recently issued SFAS No. 130 on "Reporting Comprehensive Income", SFAS No. 131 on "Disclosure About Segments of an Enterprise and Related Information" and SFAS 128 on "Earnings Per Share". The "Reporting Comprehensive Income" standard is effective for fiscal years beginning after December 15, 1997. The standard changes the reporting of certain items currently reported in the common stock equity section of the balance sheet. The "Disclosures about Segments of an Enterprise and Related Information" standard is effective for fiscal years beginning after December 15, 1997. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures. The "Earnings Per Share" standard is effective for both interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of the standard will have a significant effect on previously reported earnings per share.

                                BIONUTRICS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended July 31, 1997 compared with three months ended July 31, 1996

RESULTS OF OPERATIONS

Results of operations for the third quarter of Fiscal 1997 as compared to 1996 reflect the activities of Bionutrics, Inc. in transition from a research and development mode to production and sales.

The company continued to rollout nationally its first product evolvE(TM) during the quarter and also recognized sales from production byproducts. Consolidated gross sales for the quarter ended July 31, 1997 were $1,668,285 versus $20,000 for the same quarter in 1996. Of the reporting quarter sales, $1,536,150 was attributable to the sale of evolvE. As of the end of the third quarter evolvE was distributed by many leading drug and food chains and mass merchandisers throughout the United States. The $20,000 in revenues for the prior year was derived from a short-term agreement licensing certain proprietary technology and does not pertain to the sale of a consumer product.

Cost of sales for the quarter ended July 31, 1997 was $2,102,049 versus $0 for the same quarter in 1996. Cost of sales for the third quarter ended July 31, 1997 resulted in negative margins as the company has not achieved operating level efficiency due to low volume activity and start-up cost associated with initial product introduction.

Selling, general and administrative expenses for the quarter ended July 31, 1997 of $2,996,848 were $2,378,476 higher than that recognized for the same quarter in 1996 of $618,372. This increase in expenses directly reflects preparation for product launch and infrastructure development chiefly during 1997. Significant increases were incurred for salaries, advertising and marketing, legal and consulting fees.

Other income for the quarter ended July 31, 1997 was $97,015 versus $(3,108) for the same quarter for the prior year. The increased income is attributable to increased interest earnings from higher balances of cash.

Net loss increased to $(3,648,873) or $(0.22) per share for the quarter ended July 31, 1997 from $(601,480) or $(0.05) per share for the quarter ended July 31, 1996 due primarily to the increased levels of expenses as outlined above offset in part by sales.

Nine months ended July 31, 1997 compared with nine months ended July 31, 1996

RESULTS OF OPERATIONS

Trends and comments as noted for the third quarter apply also to the nine month year to date comparisons. Results of operations for the first nine months of Fiscal 1997 as compared to 1996 reflect the activities of Bionutrics, Inc. in transition from a research and development mode to production and sales.

The company continued to rollout nationally its first product evolvE(TM) during the third quarter and also recognized sales from production byproducts. Consolidated gross sales for the nine months ended July 31, 1997 were, $1,834,269 versus $20,000 for the same nine months in 1996. Of the $1,834,269 in gross sales, $1,702,134 was attributable to the sale of evolvE. As of the end of the third quarter evolvE was distributed by many leading drug and food chains and mass merchandisers throughout the United States. The $20,000 in revenues for the prior year was derived from a short-term agreement licensing certain proprietary technology and does not pertain to the sale of a consumer product.

Cost of sales for the nine months ended July 31, 1997 was $2,763,721 versus $0 for the same nine months in 1996. Cost of sales for the third quarter ended July 31, 1997 resulted in negative margins as the company has not achieved operating level efficiency due to low volume activity and start-up cost associated with initial product introduction.

Selling, general and administrative expenses for the nine months ended July 31, 1997 of $6,342,882 were $4,864,379 higher than that recognized for the same nine months in 1996 of $1,478,503. This increase in expenses directly reflects preparation for product launch and infrastructure development chiefly during 1997. Significant increases were incurred for salaries, advertising and marketing, legal and consulting fees.

Other income for the nine months ended July 31, 1997 was $223,943 versus $(22,753) for the same quarter for the prior year. The increased income is attributable to increased interest earnings from higher balances of cash.

Net loss increased to $(7,384,357) or $(0.47) per share for the nine months ended July 31, 1997 from $(1,481,256), or $(0.13) per share for the nine months ended July 31, 1996 due primarily to the increased levels of expenses as outlined above offset in part by sales.

LIQUIDITY AND CAPITAL RESOURCES


Net cash used in operating activities during the nine months ended July 31, 1997 was $7,217,088 as compared to $867,196 during the same period in 1996. The increase in cash used was primarily due to increased expenses incurred in preparation for the launch of the company's product evolve in the second and third quarter along with investment in inventory and build-up of accounts receivable from sales made.

Net cash used in investing activities during the nine months ended July 31, 1997 was $1,807,471 as compared to $48,109 during the same period in 1996. This increase is attributable to a $400,000 investment in a joint venture and the balance in capital expenditures primarily for manufacturing operations.

The company received net proceeds from issuance of its common stock in the nine months ended July 31, 1997 of $7,368,511 versus $1,822,332 from the same period in 1996.

The Company's current cash resources, informal commitments for additional financing and expected cash flow from operations are projected to be sufficient to fund its capital needs for the foreseeable future. However, the Company may seek to raise additional capital through public or private equity financings or by securing a bank line of credit. There can be no assurance that such additional financing if necessary will be attainable, or attainable on terms acceptable to the Company, and, if necessary and not secured, such lack of capital could have a material adverse affect on the Company's business. Access by the company to additional capital would depend upon prevailing market conditions, interest rates and the financial condition of the Company at the time.

                                BIONUTRICS, INC.

                           PART II - OTHER INFORMATION


ITEM 2(C)                  Changes in Securities:

                           Pursuant to private placement under section 4(2) of the Securities Act of 1933, in June, the Registrant issued 21,428 shares to an existing shareholder and director as reimbursement for research expenses.


ITEM 6                     Exhibits and Reports on Form 8-K


                           Exhibits - none

                           Reports on Form 8-K - none

                                BIONUTRICS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Bionutrics, Inc.
                                               (Registrant)


Dated:  August 29, 1997                         By:/s/George E. Duck, Jr.
                                                   ----------------------

                                                Its: Vice President, Finance
                                                Secretary and Treasurer