Form 10-K
period 1997-10-31
BIONUTRICS INC
filed 1998-01-15
CIK 1030839

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997        COMMISSION FILE NUMBER 0-22011

                                BIONUTRICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      NEVADA                                           86-0760991
          (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

           2425 E. CAMELBACK ROAD, SUITE 650, PHOENIX, ARIZONA 85016
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (602) 508-0112

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE
                             (TITLE OF EACH CLASS)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ ]     No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 31, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock as of such date on the Nasdaq SmallCap Market, was $70,830,350. No other capital stock is outstanding. Shares of Common Stock held by each officer and director and by each person who owned 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and may not apply for other purposes.

     As of January 9, 1998, there were 17,876,705 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

================================================================================

                               TABLE OF CONTENTS

PART I.................................................................................     2
   Item 1.  Business...................................................................
                                                                                            2
   Item 2.  Properties.................................................................
                                                                                           16
   Item 3.  Legal Proceedings..........................................................
                                                                                           17
   Item 4.  Submission of Matters to Vote of Security Holders..........................
                                                                                           17

PART II................................................................................
                                                                                           17
   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......
                                                                                           17
   Item 6.  Selected Consolidated Financial Data.......................................
                                                                                           19
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations.................................................................
                                                                                           19
   Item 8.  Financial Statements and Supplementary Data................................
                                                                                           21
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure.................................................................
                                                                                           21

PART III...............................................................................
                                                                                           22
  Item 10.  Directors and Executive Officers of Registrant.............................
                                                                                           22
  Item 11.  Executive Compensation.....................................................
                                                                                           22
  Item 12.  Security Ownership of Certain Beneficial Owners and Management.............
                                                                                           22
  Item 13.  Certain Relationships and Related Transactions.............................
                                                                                           22

PART IV................................................................................
                                                                                           23
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............
                                                                                           23

SIGNATURES.............................................................................
                                                                                           24

FINANCIAL STATEMENTS...................................................................
                                                                                          F-1

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Bionutrics, Inc. ("Bionutrics" or the "Company") is a biopharmaceutical company founded to discover and develop novel, biologically active compounds derived from natural sources. Natural, biologically active compounds have applications as ethical drugs as well as functional food ingredients and dietary supplements. The Company intends to develop and market products that target these three applications, and also to generate profit by marketing the commodities that result from its processing of natural products.

     The Company operates through four primary subsidiaries: LipoGenics, Inc. ("LipoGenics"), Bionutrics Health Products, Inc. ("BHP"), Nutrition Technology Corporation ("Nutrition Technology") and the latter's subsidiary InCon Technologies Inc. ("InCon"). LipoGenics serves as the research and development arm of the Company focused on the discovery and development of drug products and on providing scientific support for the Company's dietary supplement and functional food business. BHP is the marketing company focused on delivering to the dietary supplement and functional food market health-oriented products derived from proprietary technology developed by LipoGenics and third parties. Nutrition Technology is a food ingredient and commodity processing company. It operates a rice bran extraction and processing plant in West Monroe, Louisiana. InCon, acquired by the Company in October 1997, provides molecular distillation and toll processing services for Nutrition Technology and other food and industrial companies. InCon also designs and sells molecular separation technology internationally, primarily for applications dealing with edible oils. Its production facility is in Batavia, Illinois.

     The Company's first product -- the cardiovascular dietary supplement "evolvE(R)" -- was first introduced by BHP in April 1997. Research and development leading to evolvE(R) began in 1990. The efficacy of Clearesterol(TM), the active ingredient, with respect to the promotion of cardiovascular health has been demonstrated in clinical trials that show it to promote normal cardiovascular health three ways by helping to lower cholesterol levels, providing cardiovascular antioxidant protection and promoting normal circulation. The dietary supplement contains the all natural ingredient "Clearesterol(TM)" patented by Bionutrics. Clearesterol(TM) is a tocotrienol form of vitamin E, superior in critical ways to the standard tocopherol form of vitamin E. Clearesterol(TM) is made from rice bran oil.

     As a dietary supplement, evolvE(R) was introduced into the U.S. market without the delays associated with the regulatory approval required for food additives and drugs. Once the brand is fully established, the Company intends to sell the active Clearesterol(TM) ingredient as a branded ingredient in other companies' products. The Company together with an industry partner or partners intends under arrangements yet to be concluded to pursue FDA approval for the Clearesterol(TM) ingredient as a functional food ingredient.

     BHP commenced its national sales effort of evolvE(R) in the third quarter of 1997 through a network of brokers and began a national advertising campaign on TV, radio and in print and expects to reach its target distribution by the second quarter of 1998. Its distribution as of October 1997 was 32,500 stores including the mass merchandise chains Wal-Mart and GNC. The Company has reached agreement with K-Mart to carry evolvE(R) starting February 1998. With K-Mart, evolvE(R) will be handled by every major mass merchandiser in the U.S. evolvE(R) sales during this initial distribution period were $2.1 million and total sales for the fiscal year 1997 were $2.9 million.

     As used herein, the terms "Bionutrics" and the "Company" refer to Bionutrics, Inc., a Nevada corporation, and its subsidiaries except where otherwise indicated. The Company maintains its principal offices at 2425 East Camelback Road, Suite 650, Phoenix, Arizona; its telephone number is (602) 508-0112.

STRATEGY

     The Company's goal is to become a recognized leader in the provision of health products and medicines based on natural, biologically active compounds. The Company intends to employ the following strategies:

     - Discover and develop biologically active compounds from natural sources with potential ethical drug, dietary supplement and functional food applications. Research of biologically active compounds is expected to result in the development of products appropriate for multiple applications. LipoGenics will pursue drug applications and BHP will exploit functional food and dietary supplement applications. Nutrition Technology will process and sell edible oil and derivatives (such as gum and wax) derived from the oil extraction process of natural products. Nutrition Technology also supplies the Clearesterol(TM) ingredient used in evolvE(R).

     - Obtain regulatory approval for and market acceptance of cardiovascular-related ethical and over-the-counter drugs. LipoGenics is continuing its research and development of proprietary pharmaceuticals -- both ethical and over-the-counter -- with the objective of obtaining regulatory approval and commercial acceptance for its cardiovascular product and for other health-related products. LipoGenics expects to file its first investigational new drug application in fiscal 1998 for compounds that address coronary heart disease. FDA approvals and clinical studies along with marketing efforts for approved drug products will be carried out with strategic joint venture partners to be identified.

     - Leverage product development and generate revenue by increasing its presence in the dietary supplement and functional food markets. Where products are developed, such as evolvE(R), that are appropriate for the dietary supplement and functional food markets, the Company through BHP will market such products as health products. BHP expects to build brand recognition through the introduction and sales of quality products from natural sources. BHP is focused on penetration of the dietary supplement market for evolvE(R) through the expansion of its distribution channels and expects to enter the international market through a joint venture partner in 1998. BHP also anticipates the introduction of Clearesterol(TM) in the functional food market.

     - Offset research and development expenditures by generating revenue from rice bran oil and derivative products and related services. The extraction of oils and derivative commodity products from natural sources is expected to generate revenue to offset production costs and support product development. The first derivative products are from rice bran, the basis of the Company's first commercial product. The Company also intends to expand InCon's molecular separation business through the design and sale internationally of edible oil processing plants.

MARKET AND COMPETITION

  Dietary Supplements

     The Company competes within the health and natural food market in the United States. This market increased from an estimated $9.2 billion in sales in 1995 to $11.5 billion in 1996, a growth rate of 25%. Within this market, vitamin and supplement sales from mid-1995 to mid-1996 amounted to approximately $6 billion. Of this vitamin and dietary supplement market, antioxidants are clearly the growth leader, with vitamin E showing strong growth, resulting in estimated retail sales in excess of $250 million in mass market sales alone in 1996. BHP has only recently commenced its marketing and sales activities and currently does not have a significant share of the dietary supplement market.

     The Company believes that evolvE(R) competes or will compete with three other types of compounds: (1) standard vitamin E (a-tocopherol), (2) other non-patented tocotrienols and (3) non-tocotrienol products claiming to demonstrate benefits similar to or of the sort provided by the evolvE(R) dietary supplement.

     Standard tocopherol vitamin E is established in the market and has accelerating sales. It is manufactured from both natural and chemically synthesized sources. Several multi-billion dollar manufacturers, including Hoffmann LaRoche, ADM, Henkel and BASF, market tocopherol vitamin E. The least expensive forms of vitamin E tend to be synthetic and have a substantial price advantage over the tocotrienol form of vitamin E (Clearesterol(TM)) used in evolvE(R). However, evolvE(R)'s Clearesterol(TM) ingredient has been shown to be a far more powerful antioxidant than standard vitamin E. Moreover, Clearesterol(TM) has also been shown to lower cholesterol, whereas standard vitamin E does not. Informing the consumer of the evolvE(R) dietary supplement difference, and the importance of that difference, will directly impact Bionutrics's marketing success.

     Introduction of other tocotrienol products by competitors is expected. The Company believes the evolvE(R) dietary supplement has advantages over these other expected products. Solgar and Tree of Life market a generic tocotrienol product with no statements of nutritional support on the label.

     Other dietary supplement products including Cholestin (from red yeast rice), Cho-less-terol, deodorized garlic and Cholestrex all have customer overlap with the evolvE(R) dietary supplement. The Company believes that these products do not have the same benefit profile of evolvE(R), which, judging from product claims, is the only dietary supplement that helps maintain cardiovascular health three ways (see above under "Introduction.")

     With respect to competition for evolvE(R), hypocholesterolemic (cholesterol-lowering) prescription drugs could switch to over-the-counter. The Company cannot predict whether or for how long past-generation hypocholesterolemic drugs will remain available by prescription only. The Company believes that evolvE(R)'s broader, natural, more complete cardiovascular positioning should help to set it apart from more narrowly-positioned, past-generation hypocholesterolemic drugs. The Company does not believe it competes directly with current cholesterol-lowering drugs such as lovastatin (Mevacor) and simvastatin (Zocor) by Merck & Co. as these products require a prescription and do not provide antioxidant protection, which recent research indicates is more important than lowering cholesterol in maintaining cardiovascular health. The Company believes that current prescription drugs are considered to address hypercholesterolemia or what health care practitioners may view as a disease state requiring drug intervention and medical care. The Company believes that such drugs constitute a separate market and the evolvE(R) dietary supplement will therefore not compete directly in this market.

  Marketing Plan

     BHP's strategy with respect to its initial product evolvE(R) is to promote sales through a marketing plan designed to promote product benefits and cultivate customer loyalty and brand identification. The Company has applied for trademarks throughout the world for the evolvE(R) dietary supplement and the Clearesterol(TM) ingredient in countries significant to its marketing plan. The evolvE(R) brand name was registered as a U.S. trademark on October 21, 1997. The trademarks will be used to identify the Company's proprietary and novel tocotrienol complex and build brand recognition. Marketing efforts will initially focus on the United States.

     The Company believes that the end users of its products will principally be consumers concerned about nutrition and health. Individuals with higher than normal cholesterol, but without disease conditions, or who seek antioxidant protection or who otherwise wish to maintain cardiovascular health, are the prime marketing target. It is estimated that over 58 million people in the United States suffer from cholesterol levels higher than normal or recommended for good cardiovascular health but below the hypercholesterolemic level where physician attention and drug intervention may be indicated.

     BHP is marketing the Clearesterol(TM) ingredient as its own branded dietary supplement, evolvE(R). The evolvE(R) dietary supplement is available in a gelcap form (7.5 clear oval) with a dosage of 25 mg. There are several package sizes with different capsule counts from which to choose. The active Clearesterol(TM) ingredient is highlighted in the marketing.

     As the evolvE(R) dietary supplement and Clearesterol(TM) ingredient brands become recognized, the Company intends to implement the second step of its United States marketing strategy. In this phase, BHP will sell the Clearesterol(TM) ingredient as a branded ingredient for use in other companies' products. The Company intends to employ a strategy similar to the successful NutraSweet branding strategy for the product Equal in which NutraSweet is the proprietary ingredient. BHP plans for the Clearesterol(TM) ingredient to be sold in a bulk form for use in such products as multi-vitamins, specially formulated dietary supplements, functional foods and other dietary supplement applications. In addition, concurrently with this marketing phase, the Company intends as a third phase to explore marketing opportunities through strategic distribution partners in Europe, the Middle East and Asia. The international market represents an opportunity to increase revenue and at the same time spread and decrease regulatory and market risks.

     In all three phases of its marketing plan, BHP will utilize its internal resources for marketing activities. First, it will seek to establish networks of independent distributors and retailers in various submarkets, who will in turn promote sales of the Company's health products. Second, it will implement an educational and advertising campaign to create public awareness of the Clearesterol(TM) ingredient, its health benefits and its brand name.

     BHP intends to develop its U.S. market by working primarily through mass merchandise retailers and secondarily health food stores. The mass merchandise and health food stores marketing program will be managed by BHP's staff primarily through brokers. BHP also intends to work with alternative medicine practitioners and engage in multi-level marketing and telemarketing. The Clearesterol(TM) ingredient will be marketed under BHP's label as well as third party private labels with the Clearesterol(TM) ingredient identified by logo. For example, BHP has entered into an agreement with Aspen Benefits Group to market evolvE(R) to healthcare practitioners under the trade name "Cardiem," but identifying the active ingredient as Clearesterol(TM). Other markets will be approached through potential relationships with partners, brokers, joint venturers or license arrangements. Bionutrics plans for all products sold with Clearesterol(TM) to be identified by the Clearesterol(TM) ingredient logo, even if sold through an independent organization under a private label.

     RETAIL. The Company believes it can obtain a faster introduction of its products and greater market penetration by concentrating on mass merchandise retailers (over 130,000 stores) and the larger health food chains (over 4,000 stores) such as GNC. Primary marketing efforts will continue to focus on expanding this distribution. As of October 31, 1997, the Company's initial product evolvE(R) was carried by some 32,500 stores nationwide and is now carried in, among others, Wal-Mart, GNC, Kroger, Walgreens and Eckerds. K-Mart, representing over 1,600 stores in the U.S., has agreed to carry evolvE(R) starting in February 1998. With K-Mart, evolvE(R) will be represented by all mass merchandisers.

     HEALTH CARE PRACTITIONERS. The alternative medicine market is estimated to encompass over 30,000 practitioners in the United States, and includes medical doctors, chiropractors, acupuncturists and many osteopathic doctors. Direct sales by these practitioners of dietary supplements to their patients is common and represent a significant portion of the dietary supplement market. BHP has begun to market the evolvE(R) dietary supplement to these practitioners under the trade name Cardiem with labeling that the product contains Clearesterol(TM).

     MULTI-LEVEL MARKETING. United States retail sales of all products by direct sales/multi-level marketing organizations neared $18 billion according to the Direct Selling Association. There are an estimated 3,000 direct sales/multi-level marketing companies. Dietary supplements, personal care and household products represent the primary sales categories for this industry. BHP intends to contract with leading firms to market the Clearesterol(TM) ingredient in dietary supplement products under private labels displaying the Clearesterol(TM) ingredient logo.

     ADVERTISING. BHP's advertising efforts for the evolvE(R) dietary supplement and the Clearesterol(TM) ingredient focus on informing consumers about the Company's product benefits within the guidelines established by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). See "Government Regulation" below. Starting in August 1997, Bionutrics ran TV ads featuring Robert Kowalski, author of the New York times best seller, The 30-Day Cholesterol Cure. Radio spots featuring Dr. Kowalski's endorsement had begun in June 1997. Point-of-sale brochures have also been prepared to educate retailers and consumers. Bionutrics also intends to distribute special brochures to pharmacists and to sponsor public education of the benefits of tocotrienols, the special form of vitamin E found in evolvE(R). Moreover, the Company intends to utilize scientific and medical journals, health and general publications and electronic media to extend awareness of ongoing research on tocotrienols, and to help keep the evolvE(R) dietary supplement highly visible to the consumer. The Company also plans to sponsor continuing research on the efficacy of evolvE(R) and its cholesterol-lowering, anti-oxidation and healthy blood circulation properties.

  Drugs

     The Company's first drug candidates are expected to relate to compounds that address the incidence of heart disease and stroke, the cause of approximately one out of every two adult deaths. Cholesterol-lowering or hypocholesterolemic drugs, in particular "statin" drugs, represent a multi-billion dollar category. The Company does not intend to compete with the successful statin hypocholesterolemic market, but to direct its technology to other elements associated with good cardiovascular health.

     The Company expects to pursue FDA approvals and conduct clinical studies for approval of portions of its technology as drugs. Because the pharmaceutical market is highly competitive and requires extensive resources to enter, the Company expects to pursue joint venture arrangements or strategic corporate partnerships for this purpose. No specific arrangements have been entered into and no assurance can be given that partners can be found or that terms acceptable to the Company can be negotiated. The Company does not have any products that have been submitted for regulatory approval and all its research is focused on compounds that are in the preclinical stage of development.

EVOLVE(R)

     The evolvE(R) dietary supplement contains the Clearesterol(TM) ingredient, an all-natural complex extracted from rice bran oil through a proprietary (patent pending) processing method. Rice bran is a low cost by-product of rice milling and is in good supply, although price can vary widely. There is sufficient rice bran produced in the U.S. to exceed the Company's anticipated needs. The rice bran is converted to rice bran oil and through molecular distillation the oil is converted into Clearesterol(TM) and encapsulated in a soft gel. The proprietary process involves "stabilization of rice bran" and selective extraction and concentration of the rice bran oil.

     Bionutrics places the highest importance on the quality of its product. One of the particularly difficult aspects for "natural" health-oriented products is that the composition of raw products is not consistent. Contents of key plant molecules that are the focus of production vary from harvest to harvest and by harvest from plant to plant. The Company tightly monitors processing and controls quality and the Clearesterol(TM) ingredient concentration as part of its overall quality management program. The Company maintains a fully equipped analytical laboratory to provide quality assurance and control output from one batch to the next. Bionutrics's production strategy and methods are also designed specifically to insure consistency of potency.

     Rice bran has been reported in scientific literature to contain a variety of hypocholesterolemic (cholesterol-lowering) agents with varying degrees of efficacy, including beta-sitosterol, ferulic acid, phytic acid, gamma-oryzanol, soluble fiber and tocotrienols. With the exception of tocotrienols, based upon various test models these agents require ingredient concentrations of 5,000 parts per million to 200,000 parts per million to effect substantial reduction in cholesterol. The evolvE(R) dietary supplement contains a class of compounds called tocotrienols, which are in turn part of a larger class of compounds called tocols. Standard vitamin E ((LOGO)-tocopherol) is also part of this larger class. All tocols, to varying degrees, are antioxidants. Many, but not all tocotrienols, lower cholesterol. The evolvE(R) dietary supplement ingredient, Clearesterol(TM), has been shown to contain the most active antioxidant and cholesterol-lowering activity of all natural tocols, tocotrienols or tocopherols.

TOCOTRIENOLS

     Standard vitamin E ((LOGO)-tocopherol) was discovered in 1922 and identified as essential for normal spermatogenesis. The name tocopherol is derived from the Greek words tokos and pherein, meaning to bring forth childbirth. Since then numerous physiologic associations have been identified with vitamin E deficiency, such as muscular dystrophy, exudative diathesis, megaloblastosis, pulmonary degeneration, nephrosis and liver necrosis. More generally, vitamin E is the term used for eight naturally-occurring, essential fat-soluble nutrients. The series are composed of four compounds with a tocopherol structure bearing a saturated phytyl C(16) side chain ((LOGO)-, (LOGO)-, (LOGO)-, (LOGO)-tocotrienol) and four compounds with a tocotrienol structure having an unsaturated phytyl C(16) side chain bearing three double bonds ((LOGO)-, (LOGO)-, (LOGO)-, (LOGO)-tocotrienol).

     Until recently, very little information was available about the biological activity of tocotrienols. Dr. Asaf Qureshi, while employed at the Wisconsin Alumni Research Foundation, University of Wisconsin, Madison, Wisconsin, led research that demonstrated the cholesterol-lowering capability of
(LOGO)-tocotrienol. A patent was received by the Foundation for the use of
(LOGO)-tocotrienol in lowering cholesterol and the patent is now owned by LipoGenics. Subsequent work performed with animal models in support of LipoGenics's patent has shown the other known tocotrienols to be of varying degrees of effectiveness in lowering cholesterol, ranging from reductions in LDL (low density lipoprotein cholesterol, commonly referred to as "bad cholesterol") of approximately 20% for (LOGO)-tocotrienol to approximately 40% for
(LOGO)-tocotrienol and (LOGO)-tocotrienol. P(25)(TM) (2-desmethyl tocotrienol) is a new, particularly active, isomer or type of tocotrienol shown in these same trials to be up to 150% more effective than these known tocotrienols. P(25)(TM)(2-desmethyl tocotrienol), together with other novel tocotrienol and tocotrienol-like compounds, is found in rice bran oil as part of a tocotrienol rich fraction (TRF(25)(TM)). A patent on P(25)(TM)(2-desmethyl tocotrienol) has been granted to LipoGenics by the U.S. Patent and Trademark Office (Patent No. 5,591,772). TRF(25)(TM) is extracted from rice bran oil by a proprietary process for which Bionutrics has submitted a patent application.

     Initial research with TRF(25)(TM) was conducted on the modification of blood lipid chemistry, including lowering serum cholesterol, and resulted in identification of the proprietary compounds that demonstrate significant blood hypocholesterolemic (cholesterol-lowering) efficacy. A variety of industry and academic studies have shown a correlation between a decrease in blood serum cholesterol levels and good cardiovascular health. A physician-controlled and independently-administered double-blind human trial conducted by LipoGenics has demonstrated the effectiveness of TRF(25)(TM). Results from this study support earlier animal findings of significant LDL reduction by demonstrating an average reduction of total cholesterol in humans of 16% after 4 weeks and 24% when combined with a low-fat diet before and during the study.

     Tocol antioxidants (including vitamin-E and the Clearesterol(TM) ingredient) in blood appear to reduce damage caused by oxidizing or "free radical" agents to blood vessel wall cells. The Clearesterol(TM) ingredient research indicates that it is a far more effective antioxidant than standard vitamin-E ((LOGO)-tocopherol) or any other known tocols and, unlike the antioxidants standard vitamin E or beta-carotene, the Clearesterol(TM) ingredient helps to reduce blood cholesterol levels. The Clearesterol(TM) ingredient also has been shown to promote normal circulation. For these reasons, the Company believes the Clearesterol(TM) ingredient represents an important advancement in dietary supplement technology that promotes cardiovascular health and that also significantly outperforms vitamin E as an antioxidant.

PROCESSING, COMMODITY PRODUCTION AND OTHER SERVICES

     Nutrition Technology operates a rice bran extraction and processing plant in West Monroe, Louisiana. In addition to manufacturing Clearesterol(TM) for inclusion in the Company's evolvE(R), it produces rice bran oil and other derivative products marketed as commodities. These include processed rice bran as a food component for livestock and gums and waxes for food and cosmetic purposes.

     The Company acquired InCon in October 1997 to increase its internal production capability for its first product evolvE(R), and enhance its ability to generate revenue from toll processing and molecular distillation for other customers. At its Batavia, Illinois, facility InCon provides molecular separation services for Eastman Chemical, General Electric and Monsanto among others. Molecular separation toll processing for food and other industrial uses is an expanding market in the U.S. InCon expects to increase its application of such technology especially in the edible oils area.

     The Company expects to capitalize on the expertise of InCon Technologies as a consultant in the design and construction oversight of edible oil processing plants as well as the sale of related equipment.

PATENTS AND TRADEMARKS

     Bionutrics's first U.S. patent, obtained through its R&D subsidiary, LipoGenics (U.S. patent 5,591,772), was issued in January 1997. This patent through composition of matter claims secures protection for several novel vitamin E-like compounds discovered by Bionutrics, and through method and process claims, protects methods for using and processes for producing those compounds. The patent also serves to protect the Clearesterol(TM) ingredient contained in Bionutrics's evolvE(R) brand dietary supplement. Bionutrics also obtained U.S. trademark protection for the evolvE(R)brand name during fiscal 1997 as part of its plan to develop product identity and brand name recognition.

     As of December 31, 1997, Bionutrics had eight U.S. patent applications pending (with numerous foreign counterparts) covering novel compounds, methods and processes discovered through Bionutrics's internal research program. One of these U.S. patent applications, a continuation of the January 1997 patent, was awarded a Notice of Allowance from the United States Patent and Trademark Office in October 1997. The resultant patent (expected to issue in the second quarter of 1998) will more broadly protect the novel tocotrienol compounds discovered by Bionutrics (including those present in evolvE(R)) and methods for their use.

     Bionutrics has obtained additional patent rights by acquisition. In late 1995, LipoGenics acquired a patent from the Wisconsin Alumni Research Foundation (U.S. patent 4,603,142) covering the use of (LOGO)-tocotrienol for lowering cholesterol. Negotiations are ongoing for several additional patents relating to technology of interest to the Company.

GOVERNMENT REGULATION

  Dietary Supplements

     The Federal Food and Drug Administration ("FDA") is the most active regulatory authority exercising jurisdiction over vitamins, minerals and other dietary supplements. It regulates the Company's products under the Food, Drug and Cosmetic Act ("FDCA") and regulations promulgated by FDA to implement this statute. In 1976 FDA's ability to regulate the composition of dietary supplements was restricted in several material respects by the Proxmire Amendment to the FDCA. Under this amendment, FDA is precluded from establishing maximum limits on the potency of vitamins, minerals and other dietary supplements, from limiting the combination or number of any vitamins, minerals or other food ingredients in dietary supplements and from classifying a vitamin, mineral or combination of vitamins and minerals as a drug solely because of its potency. However, the Proxmire Amendment did not affect FDA's authority to determine that a vitamin, mineral or other dietary supplement is a new drug on the basis of disease claims made in the product's labeling. Such a determination would require deletion of the disease claims, or the Company's submission and FDA's approval of a new drug application, which entails costly and time-consuming clinical studies over successive phases.

     In 1990 FDA's authority over dietary supplement labeling was expanded in several respects by the Nutrition Labeling and Education Act ("NLEA"). This statute amended the FDCA by establishing a requirement for the nutrition labeling of most foods including dietary supplements. In addition, the NLEA prohibits the use of any health claim in dietary supplement labeling unless the claim is supported by significant scientific agreement and is pre-approved by the FDA. Interested companies may petition the FDA for the approval of health claims. To date, the FDA has approved health claims for dietary supplements seldomly, including in connection with the use of calcium for prevention of osteoporosis and the use of folic acid for prevention of neural tube defects and, it is understood, applications therefor have been few. The NLEA also allows nutrient content claims characterizing the level of a particular nutrient in a dietary supplement (e.g., "high in," "low in," "source of") if they are in compliance with definitions issued by FDA. Significantly, the NLEA precludes any state from mandating nutritional labeling, nutrient content claim or health claim requirements that differ from those established under the NLEA, thereby eliminating the risk that the Company's products might be subject to inconsistent labeling requirements.

     In October 1994 the FDCA was amended by enactment of the Dietary Supplement and Health Education Act ("DSHEA"), which introduced a new statutory framework governing the composition and labeling of dietary supplements. In the Company's judgment, DSHEA is in some parts favorable to the dietary supplement industry while imposing additional burdens in other parts. With respect to composition, DSHEA creates a new class of "dietary supplements," dietary ingredients consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients.

     As for labeling, DSHEA permits "statements of nutritional support" for dietary supplements without FDA pre-approval. Such statements may describe how particular dietary ingredients affect the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease. Nor can a claim be made that would be interpreted as a health claim under the NLEA, that is, generally a claim that the dietary supplement will lower the risk of a disease. A company making a statement of nutritional support must possess adequate substantiating scientific evidence for the statement, disclose on the label that FDA has not reviewed the statement and that the product is not intended to mitigate, treat, cure or prevent disease, and notify FDA of the statement within 30 days after its initial use. There can be no assurance that FDA will, if it makes a demand therefor, accept as adequate in support of the Company's product structure/function claims substantiating scientific evidence possessed by the Company. There can be no assurance that FDA will not determine that a given statement of nutritional support the Company decides to make is a disease claim rather than an acceptable nutritional support statement relating to body function or structure. Such a determination would require deletion of the disease claim or, if it is to be used at all, submission by the Company and the approval by FDA of a new drug application (which would entail costly and time-consuming clinical studies) or revision to a health claim, which would, as noted above, require demonstration of significant scientific agreement and prior FDA approval. There can be no assurance that FDA will accept as adequate for a health claim such substantiation as is amassed for nutritional support claims and thus, the Company, if the health claim is to be used at all, may be required to document or await significant scientific agreement on the claim's basis.

     The Company's chief structure/function claims for evolvE(R) are that it works to help lower cholesterol, act as a powerful antioxidant and promote normal circulation.

     DSHEA allows dissemination of "third party literature," publications such as reprints of scientific articles that link particular dietary ingredients with health benefits. Third party literature may be used in connection with the sale of dietary supplements to consumers under certain conditions. Such a publication may be so distributed if it is not false or misleading, if no particular manufacturer or brand of dietary supplement is mentioned, if the publication is presented in such manner so as to offer a balanced view of available scientific information on the subject matter, if it is physically separated from products when used in a retail establishment and if it does not have any other information appended to it. There can no assurance, however, that all pieces of third party literature that may be disseminated in connection with the Company's products will be determined by FDA to satisfy each of these requirements, and any such failure to comply could subject the product involved to regulation as a new drug.

     On December 24, 1996, the Company filed its notification letter for the evolvE(R) dietary supplement with FDA with respect to the product's statements of nutritional support. Although DSHEA only requires companies to notify FDA, the agency has adopted an unofficial policy of responding with a letter, which has become known as a "courtesy letter," when it believes that there may be a question with respect to any statement of nutritional support. On January 29, 1997, FDA responded with a courtesy letter raising questions concerning one of Bionutrics's statements of nutritional support. The Company has made labeling changes -- to add a statement on the importance of a low-fat diet and exercise -- in deference to FDA's courtesy letter, but there is no assurance that FDA will be satisfied with the Company's revised claim.

     In September 1997 FDA published final regulations to implement certain DSHEA labeling provisions, which become effective in March 1999. These new regulations are being reviewed by the Company, and will require material changes in the labeling of all dietary supplement products, including products sold by the

Company. DSHEA also requires that dietary supplements be prepared, packed and held under conditions that meet the good manufacturing practice ("GMP") regulations to be promulgated but not yet proposed by FDA with respect to dietary supplements. Therefore, there can be no assurance that the Company's proposed production facilities will meet all GMP regulations when issued by FDA with respect to dietary supplements, and the Company may be required to expend resources to take appropriate action to comply with such regulations.

     The FTC, which exercises jurisdiction over the advertising of dietary supplements, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees, agency cease and desist orders, injunctions and the payment of fines by the companies involved. In addition, the FTC has increased its scrutiny of infomercials. There can be no assurance that the FTC will not question the Company's advertising in the future. The FTC has been very active in enforcing its requirements that companies possess adequate substantiation in their files for claims in product advertising.

     The Company intends to market certain products pursuant to contracts with customers who will distribute the products under their own or other trademarks. Such customers are subject to the governmental regulations discussed in this section in connection with their marketing, distribution and sale of such products, and the Company will be subject to such regulations in connection with the manufacture of such products. However, the Company's manufacturing contractors are independent companies, and their labeling, marketing and distribution of such products is beyond the Company's control except by contract. Failure of these customers to comply with applicable laws or regulations could have a material adverse effect on the Company. Governmental regulations in foreign countries where the Company plans to sell products may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company's products. Compliance with such foreign governmental regulations generally will be the responsibility of the Company's customers in those countries. Those customers are expected to be independent companies over which the Company will have no control except by contract.

     FDA has broad authority to enforce the provisions of the laws and regulations applicable to dietary supplements, including the power to seize adulterated or misbranded products or unapproved new drugs, to request their recall from the market, to enjoin their further manufacture or sale, to publicize information about a hazardous product, to issue warning letters, and to institute criminal proceedings. The Company may be subject to additional laws or regulations administered by FDA or other regulatory authorities, the repeal of laws or regulations that the Company might consider favorable or more stringent interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, may have on its business. They could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional recordkeeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and additional scientific substantiation. Any of or all such requirements could have a material adverse effect on the Company's results of operations and financial condition.

  Drugs

     Products that are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans are subject to extensive governmental regulation. All such products must undergo extensive characterization, and are subject to regulation for quality assurance, toxicology and safety. Products containing such agents must undergo thorough preclinical and clinical evaluations of performance as to safety and efficacy under approved protocols.

     The Company intends to pursue regulatory approval for the pharmaceutical and related uses of its future drug products. Such pharmaceutical products will be subject to the regulatory approval processes for new drugs. To take a pharmaceutical product from the discovery stage through research and preclinical development to the point where the Company and/or its partners can make the necessary filings (to the FDA and governmental agencies outside the U.S.) to conduct human clinical trials may take several years. Regulatory requirements for human clinical trials are substantial, depend upon a variety of factors, vary by country, and will further add to the time necessary to determine whether a product candidate can be approved for human use. The Company does not have any pharmaceutical products that have commenced this trial process. All of its prospective products are in various stages of preclinical and clinical development. There can be no assurance that the Company's proposed drug products will prove to be efficacious, or safe and effective, under these regulatory procedures.

EMPLOYEES

     The Company currently employs 112 people, including 12 with consulting agreements. Of the current employees and consultants, 14 are involved in marketing and sales, 93 in operations and five in corporate and general administration.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The executive officers and key employees of Bionutrics are as follows:

NAME                                                   AGE                  POSITION
-----------------------------------------------------  ----    -----------------------------------
Ronald H. Lane, Ph.D.................................  53      Chairman of the Board,
                                                                 Chief Executive Officer
                                                                 and President
George E. Duck, Jr...................................  40      Vice President of Finance,
                                                                 Secretary and Treasurer
J. Robert Horton.....................................  58      Vice President and
                                                                 General Counsel
D. Michael Wells.....................................  48      President, Nutrition
                                                                 Technology Corporation
John R. Palmer.......................................  55      Chief Executive Officer and
                                                                 President, InCon Technologies
                                                                 Inc.
Howard Schneider, Ph.D...............................  59      President, LipoGenics, Inc.
Steven H. Friedman...................................  52      Executive Vice President,
                                                                 Marketing and Sales,
                                                                 Bionutrics Health Products, Inc.
Sandra Gotham Meehan.................................  49      Senior Vice President/
                                                                 Director of Corporate
                                                                 Communications, Bionutrics Health
                                                                 Products, Inc.

     RONALD HOWARD LANE, PH.D., has served as Chairman of the Board, Chief Executive Officer and President of the Company since December 1994 and its predecessor, NutraGenics (Delaware), since April 1994 and served as Chief Executive Officer and President of LipoGenics from July 1992 to October 1997. Dr. Lane is responsible for directing Bionutrics's corporate development and growth. He received a Ph.D. and post-doctorate NIH fellowship from the University of Wisconsin (Madison) in Neurophysiology. Dr. Lane spearheaded development of the technology at LipoGenics. He was employed previously with Norcap Financial Corporation, The National Western Group, Inc. (an investment company), and Taylor Pearson Corporation.

     GEORGE E. DUCK, JR., has served as Vice President, Finance, and Secretary and Treasurer since October 1996 and has served as Vice President, Secretary and Treasurer of LipoGenics since November 1996. Mr. Duck, who is a CPA, was Vice President and Chief Financial Officer of Custom Foot Corporation from March 1996 to October 1996. He was Vice President and Chief Financial Officer of the Coca-Cola Bottling

Company of New York, Inc., from March 1992 to March 1996 and its Treasurer from 1986 to 1992. Previously he had been Controller for Joyce Beverages, a 7-Up/Royal Crown Cola Bottler and Distributor, as well as Manager of Accounting for Pepsico, Inc. Mr. Duck began his career at the firm of Coopers & Lybrand upon graduation from Pace University.

     J. ROBERT HORTON has served as Vice President and General Counsel since June 1997. Prior to joining Bionutrics, Mr. Horton had been in private practice in New York and California for over 25 years and has served in New York City and New Jersey government posts. He began with Cravath, Swaine & Moore, New York, and was most recently a corporate, securities and banking partner with Friedman Siegelbaum, Roseland, New Jersey, and New York City. He was graduated with honors in economics from the University of Virginia and with honors in law from the University of Chicago.

     D. MICHAEL WELLS has served as President of Nutrition Technology Corporation since November 1996. He also has served as director of the Company and its predecessor NutraGenics (Delaware) since December 1994 and served as Secretary and Treasurer of the Company and NutraGenics (Delaware) from April 1994 to October 1996. Mr. Wells also served as a director of LipoGenics from July 1992 until October 1996. He served as General Manager of Zapata Protein
(USA), Inc. from 1995 to 1996. He is an inventor of portions of the technology held by Bionutrics. Mr. Wells was previously employed by Riviana Foods, Inc., of Houston, Texas, as a General Manager of their Abbeville, Louisiana, rice milling operations. Mr. Wells received a B.S. in chemistry from Southeastern Oklahoma State University and undertook graduate work in physical organic chemistry at East Texas State University. Previously, Mr. Wells was employed as Director of Technical Affairs for Conway Oil and Division Quality Assurance Manager for Safeway Stores, Inc., which included new product development management.

     JOHN R. PALMER has served as Chief Executive Officer and President of InCon Technologies since its acquisition by Bionutrics in October 1997. Mr. Palmer was Chief Executive Officer and an owner of InCon Technologies at the time of the acquisition. Prior to organizing InCon Technologies in 1990 he was employed at E.I. DuPont for 22 years in various technical and management jobs. Mr. Palmer was graduated from Cornell University in 1966 with a masters degree in chemical engineering and marketing.

     HOWARD SCHNEIDER, PH.D., has served as President of LipoGenics since November 1997. Before joining LipoGenics, Dr. Schneider served from 1991 to 1997 as Senior Vice President, Technology at DynaGen, Inc., a Cambridge, Massachusetts, firm that develops proprietary therapeutic and medical device products. Prior experience includes positions as Senior Vice President, Technology (and partner) at McCann Healthcare-Bogart Delafield Ferrier, co-founder and President of Bioassay Systems Research Corporation and research chemist at Merck Sharp and Dohme. Dr. Schneider has authored over 60 scientific articles and holds several patents relating to therapeutic uses of natural products. He earned his Ph.D. from the Department of Pharmacology at Yale University School of Medicine and served as a National Science Foundation Postdoctoral Fellow at Oxford University, Department of Pharmacology.

     STEPHEN FRIEDMAN has served as Executive Vice President, Marketing and Sales, of Bionutrics Health Products since November 1996. Mr. Friedman is a graduate of Syracuse University and holds an MBA from Suffolk University in Boston. He served as Vice President, Marketing and Sales, and Group Vice President, Personal and Diagnostic Products, at Carter Wallace from 1977 to 1996 with responsibility for leading healthcare and health and beauty aid products. Prior to Carter Wallace he held officer positions in consumer marketing and sales at Lever Brothers.

     SANDRA GOTHAM MEEHAN has served as Senior Vice President/Director of Corporate Communications of Bionutrics Health Products, Inc., since June 1997. Ms. Meehan was Managing Partner of Gotham Meehan Partners, a positioning and identity consulting firm she founded in 1993. Previously, she was a Senior Vice President at Siegel & Gale, New York, where she managed positioning and identity programs for such clients as Banc One, U.S. Trust, CS First Boston and the American Medical Association. She has also held executive positions with Young & Rubicam, Ogilvy & Mather Partners and Steuben Glass, a division of Corning, Inc. Ms. Meehan received B.A. and M.A. degrees from Stanford University.

SCIENTIFIC ADVISORY BOARD

     In addition to Dr. Salser, a member of the Company's Board of Directors and a Professor of Molecular Biology at the University of California, Dr. Asaf A. Qureshi serves on the Company's Scientific Advisory Board and is a consultant to the Company. Dr. Qureshi is recognized internationally for his research in vitamin E-like compounds. He has been conducting analytical chemistry and biochemistry research for LipoGenics since 1989 and currently performs proprietary work for Bionutrics. Dr. Qureshi is the President of Advanced Medical Research in Madison, Wisconsin, and conducts independent contract chemical analysis and experimentation. He received a Bachelor of Pharmacy from the University of Punjab in Lahore, Pakistan; a Ph.D. in Organic and Analytical Chemistry from Manchester University in England; and was Postdoctoral Fellow at Sussex University and Yale University. Dr. Qureshi has published well over 100 articles and chapters of books on biochemistry and analytical chemistry.

SPECIAL CONSIDERATIONS

     Limited Operating History; Accumulated Deficit. The Company commenced sales of its first product late in the second quarter of fiscal 1997. Additional revenue sources have only recently been acquired or developed. Accordingly, there is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's Common Stock. The Company has generated an accumulated deficit of approximately $17.9 million through its fiscal year ended October 31, 1997. The Company's operations to date have related primarily to research and development activities and start-up and launch of its first product evolvE(R). There can be no assurance that sales of evolvE(R) or such other products if any it may introduce will achieve significant levels of market acceptance. As a result, the Company's business will be subject to all the problems, expenses, delays and risks inherent in the establishment of a new business enterprise including limited capital, delays in product development, possible cost overruns due to price increases in raw product and unforseen difficulties in its manufacturing processes, uncertain market acceptance and the absence of an operating history. Therefore, there can be no assurance that the Company will be able to achieve or maintain profitable operations. No assurance can be given that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

     Need for Additional Capital. To become and remain competitive, the Company will be required to make significant investments in research and development on an ongoing basis. The Company from time to time, including in the near term, will be required to seek additional equity or debt financing to provide the capital required to maintain or expand the Company's marketing and production capabilities. The timing and amount of any such capital requirements cannot be predicted at this time. There can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, the Company may be unable to develop and expand its business, develop new products or develop new markets at the rate desired and its operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing shareholders.

     Market Risks of a New Business. The Company has formulated its business plans and strategies based on certain assumptions regarding opportunities in the ethical drug market based on the Company's technology, the depth and nature of edible oil and derivative products markets, the size of the dietary supplement market, the Company's anticipated share of these markets and the estimated price and acceptance of the Company's projected products. There can be no assurance that the Company's assessments regarding these or a variety of other factors will prove to be correct. Any future success that the Company might enjoy will depend upon many factors including factors that may be beyond the control of the Company or that cannot be predicted at this time. Factors beyond the Company's control may include changes in the pharmaceutical, edible oil (and processing derivatives) and dietary supplement industry, governmental regulation, increased levels of competition including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of production, supplies, personnel, equipment and reduced margins caused by competitive pressures and other factors.

     Competition. Competition in the dietary supplement industry is vigorous with a large number of businesses present. Competition is based principally upon price, quality of products, customer service and marketing support. The Company markets to mass merchandise and high volume health-food retailers and faces competition from vitamin and other health related products that compete for the same shelf space and in some cases for the same customers. Many of the competitors have established reputations for successfully developing and marketing dietary supplement products. Many of such companies have greater financial, managerial and technical resources than the Company, which may put it at a competitive disadvantage. For example, such channels of distribution also often require the expenditure of significant up-front capital to capture shelf space, which may put the Company at a competitive disadvantage to better capitalized firms. In addition, the Company's retail customers are not generally bound to purchase products from the Company for any significant length of time. Although the Company has entered into agreements with certain of its retail customers, these agreements can generally be canceled on short notice without cause and with minimal or no liability by such customers. The loss of a large customer or a number of customers, or a significant reduction in purchase volume by or financial difficulty of such customers, for any reason, could have a material adverse effect on the Company. If the Company is not successful in competing in the dietary supplement market, it may not be able to recognize its business objectives. Competition in the pharmaceutical area is intense and competitors have substantially greater resources. The Company will be required to obtain joint venture partners to effectively enter the drug market.

     Governmental Regulation. The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by FDA and FTC. Although Congress has recently recognized by enacting DSHEA the potential impact of dietary supplements in promoting the health of U.S. citizens, there are a number of new provisions not yet subject to judicial interpretation with respect to FDA's regulation of dietary supplements and the ultimate effect of DSHEA cannot be predicted. Further, because of the technical requirements imposed by DSHEA, it may be difficult for any company manufacturing or marketing dietary supplements to remain in strict compliance. FDA has recently promulgated regulations effective in March 1999 in part to implement DSHEA and proposals have been made to modify or change the provisions of DSHEA. It is impossible to predict whether those proposed changes will become law or the full effect that such regulations will have on the business and operations of the Company. The regulations are still being reviewed by the Company. Among other changes they will require material changes in the labeling of all dietary supplement products, including products sold by the Company.

     Pending FDA Regulatory Action Against Competitive Product. In May 1997 FDA took regulatory action against a competitor of the Company with regard to its cholesterol-lowering product introduced in November 1996. The pending action involves the regulatory classification of a dietary supplement containing an ingredient promoted as being the same as or similar to an ingredient contained in a prescription drug product used to lower cholesterol, and raises issues that do not affect the Bionutrics evolvE(R) product. However, the respondent competitor also combines its claim to lower cholesterol with other claims that suggest that cholesterol reduction will both reduce formation and facilitate regression of plaque, which, according to FDA, are claims to mitigate or prevent disease not permitted for a dietary supplement under DSHEA. While Bionutrics does not make such claims and would not be bound by a regulatory determination involving its competitor's product, nonetheless a negative determination on the competition's labeling could have a bearing on "lowering cholesterol" claims in general, and thereby have an adverse effect on the marketing and advertising programs currently being used for the evolvE(R) product.

     Reliance on Limited Number of Products. To date the Company's only product is the evolvE(R) dietary supplement (plus the physician's private label of evolvE(R), Cardiem), a patented tocotrienol vitamin E complex, Clearesterol(TM), derived from rice bran. The Company intends to market Clearesterol(TM) for inclusion in other company's products and to produce derivative products. The dependence on one product increases risk since a decline in the market demand for the Company's product or the products of other companies that may utilize Clearesterol(TM) could have a significant adverse impact on the Company. The Company is just beginning to market derivative products and no assurance can be given that it can capture a share of the market for such products.

     Product Liability Claims. As a marketer of dietary supplements that are ingested by consumers, the Company may be subject to various product liability claims, including, among others, that its products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. While no such claims have been made to date and the Company maintains product liability insurance, there can be no assurance that product liability claims and the resulting adverse publicity will not have a material adverse effect on the Company.

     Dependence on Marketing Efforts. The Company is dependent on its ability to market its product to large mass merchandise and health food retailers and to other companies for use in their products. The Company does not anticipate that it will have long-term contractual relationships with any of its customers. The Company must increase the level of awareness of dietary supplements in general and the Company's products in particular. The Company will be required to devote substantial management and financial resources to this marketing and advertising effort and there can be no assurance that these efforts will be successful.

     Science and Technology. The Company has invested six years in research and development to demonstrate the value of its technology and secure patents and make patent applications. The Company has chosen to apply for and secure and acquire by acquisition patent protection of strategic elements of this technology. There is no assurance that the science upon which the technology is based will not be refuted or otherwise drawn into question by further research conducted by the Company or independent laboratories.

     Effect of Unfavorable Publicity. The Company believes the dietary supplement market is affected by national media attention regarding the consumption of dietary supplements. There can be no assurance that future scientific research or publicity will not be unfavorable to the dietary supplement market or any particular product, or inconsistent with earlier favorable research or publicity. Future reports of research that are perceived as less favorable or that question such earlier research could have a material adverse effect on the Company. Because of the Company's dependence upon consumer perceptions, adverse publicity associated with adverse effects resulting from the consumption of the Company's products or any similar products distributed by other companies could have a material adverse impact on the Company. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products as directed. In addition, the Company may not be able to counter the effects of negative publicity concerning the efficacy of its products.

     Dependence on Management. The Company is dependent on its management, particularly Dr. Ronald Lane, a founder and the chief executive officer, for all its business activities. The Company is dependent on its ability to attract, retain and motivate additional qualified personnel. There are no long-term employment or other agreements with any executive officer except for Messrs. Friedman and Palmer. The loss of the services of Dr. Lane or other executive officers and key employees could have a material adverse effect on the business of the Company.

     Dependence on Suppliers and Manufacturers. While the Company has rice bran supply agreements, they are not long term. The Company may encounter difficulties in obtaining on commercially reasonable terms quality rice bran for use in its manufacturing process, which could result in production delays or the inability to fulfill orders on a timely basis. The Company relies on outside sources for evolvE(R) encapsulation. In the event its contract manufacturers cannot meet the Company's manufacturing and delivery requirements, the Company may suffer interruptions of delivery while it arranges for alternative manufacturing sources. Access to replacement sources could be delayed if the Company must first complete a review of the manufacturer's quality control and capabilities.

     Risks Associated with International Markets. The Company may experience difficulty entering international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things: (i) changes in or interpretations of foreign regulations that may limit the Company's ability to sell certain products or repatriate profits to the United States; (ii) exposure to currency fluctuations;
(iii) the potential imposition of trade or foreign exchange restrictions or increased tariffs; and (iv) political instability. As the Company expands into international operations, these and other risks associated with international operations are likely to be encountered.

     Patents, Licenses and Intellectual Property Claims. The Company's success depends in part on its ability to obtain patents, licenses and other intellectual property rights covering its products. The Company's patent rights are held by its subsidiary LipoGenics. There can be no assurance that the Company's patents and patent applications are sufficiently comprehensive to protect evolvE(R) or other Company products intended. The process of seeking further patent protection can be long and expensive, and there can be no assurance that all patents will issue from the eight currently pending or future patent applications or that any of the patents when issued will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. While the Company believes the basis on which it has made further patent applications correspond to the patent that has been issued for composition and method of production and use and is reasonable given the issuance of the latter patent, there can be no assurance that the patents for which it has applied will be issued. The Company may be subject to or may be required to initiate interference proceedings in the U.S. Patent and Trademark Office. Such proceedings could demand significant financial and management resources. The Company may receive communications alleging possible infringement of patents or other intellectual property rights of others. The Company believes that in most cases it could obtain necessary licenses or other rights on commercially reasonable terms, but no assurance can be given on this point or that litigation would not ensue or that damages for any past infringements would not be assessed. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have a material adverse effect on the Company.

     Thin Market; Possible Volatility of Stock Price. There has been and may continue to be at least for the immediate future a limited public market for the Common Stock of the Company. Despite its recent listing on Nasdaq SmallCap there can be no assurance that an active public market will be developed or sustained for the Company's Common Stock. The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of the Common Stock and the Company's ability to raise necessary capital and finance possible acquisitions including of technology.

     Shares Eligible for Sale. Of the 17,814,205 shares outstanding as of October 31, 1997, 15,277,503 are eligible for resale in the public markets. Of these eligible shares, 11,186,887 shares are eligible for resale in the public markets subject to compliance with Rule 144 under the Securities Act of 1933, as amended, and 4,090,616 are eligible for resale in the public markets either as unrestricted shares or pursuant to Rule 144(k). In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from the Company, or from an affiliate of the Company, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of Common Stock of the Company and the average weekly trading volume in Common Stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about the Company. A person who is not an affiliate, who has not been an affiliate within three months prior to sale and who beneficially owns restricted securities with respect to which at least two years have elapsed since the later of the date the shares were acquired from the Company, or from an affiliate of the Company, is entitled to sell such shares under Rule 144(k) without regard to any of the volume limitations or other requirements described above.

ITEM 2.  PROPERTIES

FACILITIES AND EQUIPMENT

     The total rental expense for fiscal 1997 was $242,000.

     The Company leases its principal executive offices in Phoenix, Arizona. The offices contain approximately 4,200 square feet. The term of the lease is for 36 months commencing December 1, 1995 and lease payments are approximately $8,000 per month. An expansion of the Phoenix office is planned effective January 31, 1998, for 2,000 square feet, raising the monthly rent to $12,000. The Company leases two production locations. The first location, for Nutrition Technology is in Monroe, Louisiana, and is approximately 50,000 square feet. The term of the lease is for 24 months, commencing September 1, 1997, at the rate of $30,000 per month for the first six months, $50,000 per month for the next twelve months and $75,000 per month for the remaining six months. The second production location, for InCon, is in Batavia, Illinois, and contains approximately 24,000 square feet. The lease term is for 10 years, commencing August 1, 1997, and requires monthly payments of $13,000.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock traded on the Nasdaq OTC Bulletin Board under the symbol BNRX until November 1997. The high and low closing bid information for the Company's Common Stock during the year ended October 31, 1996, and the year ended October 31, 1997, is based on OTC Bulletin Board information. The Company began trading on the Nasdaq SmallCap Market on November 19, 1997.

                                                                                 HIGH     LOW
                                                                                 ----     ---
Year Ended October 31, 1996
  First Quarter................................................................    1 1/2     1/2
  Second Quarter...............................................................    2 1/4     1/4
  Third Quarter................................................................    6       3 1/2
  Fourth Quarter...............................................................    8       4 7/8
Year Ended October 31, 1997
  First Quarter................................................................   11       8
  Second Quarter...............................................................   14 5/8   6 5/8
  Third Quarter................................................................   10 5/8   8 1/4
  Fourth Quarter...............................................................    9 3/4   7 1/8

     Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

     On January 8, 1998 the closing price of the Common Stock on the Nasdaq SmallCap Market was 7 1/4. As of January 9, 1998 there were 228 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements, and financial condition and such other factors as the Board of Directors may consider.

RECENT SALES OF UNREGISTERED SECURITIES

     In November 1996 the Company issued 100,000 shares of restricted Common Stock to a family limited partnership of Mr. Salser, a director, for $700,000, or $7 per share.

     In January 1997 the Company issued 63,818 shares of Common Stock to 14 individual foreign investors for $319,090, or $5 per share, pursuant to commitments entered into in August 1996. Such offering was made without registration under the 1933 Act pursuant to the exemption from such registration afforded by Regulation S promulgated thereunder.

     In February 1997 the Company issued 59,600 shares of restricted Common Stock to two existing shareholders for $417,200, or $7 per share.

     In March 1997 the Company received commitments for $6,254,381 pursuant to a second overseas offering. Of that amount, 452,706 shares were issued for $3,168,942, or $7 per share, to the same overseas investor and a related party who invested in October 1996. The balance of 440,777 shares for $3,085,439, or $7 per share, were issued to three European institutional investors and 20 European individual investors. Such offering was made without registration under the 1933 Act pursuant to the exemption from such registration afforded by Regulation S promulgated thereunder.

     In March 1997 the Company issued 8,000 shares of restricted Common Stock for $56,000, or $7 per share, to an existing shareholder and director who made a gift of the shares to related parties.

     In June 1997 the Company issued 21,428 shares of restricted Common Stock at $7 per share to an existing shareholder and director as reimbursement for $149,996 in research expenses.

     In September 1997 the Company issued 62,500 shares of restricted Common Stock for $500,000, or $8 per share, to one institutional investor related to an existing shareholder.

     In October 1997 two directors purchased an aggregate of 100,000 shares of restricted Common Stock for $800,000, or $8 per share.

     In connection with a forward triangular merger of a subsidiary of Nutrition Technology with InCon on October 31, 1997, the Company issued a total of 1,400,000 shares of Common Stock to the sole shareholder of InCon, a limited liability company all of whose members are shareholders of the Company.

     In October 1997 the Company issued 500,000 shares of restricted Common Stock at $8 per share pursuant to two stock purchase agreements with two overseas investors, both of whom are related to an existing shareholder. Payment of the $4 million purchase price is evidenced by promissory notes requiring payment no later than May 1, 1998. The share issuance is void under Nevada law if payment is not received, and for accounting purposes the notes are not booked as assets, and the shares so issued against promissory notes are not considered issued and outstanding until the notes are paid.

     The sales and issuances of the securities in the transactions above to the extent not noted otherwise were deemed to be exempt from registration under the 1933 Act by virtue of Section 4(2). Appropriate legends have been placed on the stock certificates for all shares issued by the Company and investment representations were obtained from the purchasers. All purchasers of securities either received adequate information about the Company or had access, through employment or other relationships, to such information and were sophisticated investors. All such securities issued pursuant to such exemption are restricted securities as defined in Rule 144(a)(3) promulgated under the 1933 Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the related notes and with the Company's management's discussion and analysis of financial condition and results of operations, provided elsewhere herein. See Item 14. "Exhibits, Financial Schedules and Reports on Form 8-K" for the historical financial statements of, and other financial information regarding, the Company.

                                                             TEN-MONTH                         SIX-MONTH
                            YEAR ENDED      YEAR ENDED      PERIOD ENDED      YEAR ENDED      PERIOD ENDED
                            OCTOBER 31,     OCTOBER 31,     OCTOBER 31,      DECEMBER 31,     DECEMBER 31,
                               1997            1996             1995             1994             1993
                            -----------     -----------     ------------     ------------     ------------
STATEMENT OF EARNINGS
  DATA:
Gross Revenue.............  $ 2,862,843     $    20,000      $   50,000       $        0       $        0
Operating Expense.........   10,022,163       2,996,880         341,900          249,351           43,813
Other Income (Expense)....      266,929         (30,667)        (39,585)         (44,843)          (7,520)
Net Loss..................  (12,341,866)     (3,007,547)       (331,485)        (294,194)         (51,333)
Loss Per Share(1).........         (.77)           (.26)           (.03)            (.13)            (.17)
Weighted Average Shares
  Outstanding(1)..........   16,042,785      11,564,327       9,853,970        2,214,743          307,124
BALANCE SHEET DATA:
Working capital...........  $ 1,668,227     $ 4,739,882      $  184,546       $ (460,069)      $ (374,271)
Total assets..............   14,182,034       6,217,348       1,099,521          630,280          475,011
Total liabilities.........    5,145,715         936,478         544,654        1,452,160        1,034,177
Stockholders equity.......    9,036,319       5,280,870         554,867         (821,880)        (559,166)

---------------
(1) These shares do not include 2,749,577 shares of Common Stock as of October 31, 1997, or 2,128,144 shares as of October 31, 1996, or 566,955 shares as of October 31, 1995, or 220,288 shares for the year ended December 31, 1994, and the six-month period ended December 31, 1993, that may be issued upon exercise of outstanding stock options and warrants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations includes certain forward looking statements. When used in this report, the words "expects," "intends," "plans" and "anticipates" and similar terms are intended to identify forward looking statements that relate to the Company's future performance. Such statements involve risks and uncertainties. The Company's actual results may differ materially from the results discussed here. Factors that might cause such a difference include, but are not limited to, those discussed under "Business -- Special Considerations."

INTRODUCTION

     Results of operations for fiscal 1997 reflect the activities of Bionutrics, Inc., in transition from a research and development to production and sales. Prior to 1997, management's efforts have been primarily directed toward conducting research and development, applying for patent approvals, developing manufacturing and distribution arrangements for its dietary supplement product and obtaining initial capital and financing to fund these activities.

     Bionutrics's history began in 1990 with a predecessor to LipoGenics, Inc., a Delaware corporation ("LipoGenics") formed in July 1992. LipoGenics formed NutraGenics, Inc., a Delaware corporation ("NutraGenics (Delaware)"), in April 1994 pursuant to a rights offering to all LipoGenics shareholders, to engage in manufacturing and marketing pursuant to a licensing agreement of certain of the technology developed by LipoGenics. NutraGenics (Delaware) merged in December 1994 into Nutrition Technology Corporation ("Nutrition Technology"), a Nevada corporation and wholly-owned subsidiary of ERBA Corporation ("ERBA"), a publicly traded Nevada corporation incorporated in 1990. Although Nutrition

Technology survived the merger, the merger was accounted for as a reverse acquisition and the historical financials of NutraGenics (Delaware) became the financials for the surviving corporation. ERBA had minimal historical operations and as such the merger of its subsidiary with NutraGenics (Delaware) had no impact on operations and operating results of NutraGenics (Delaware). ERBA changed its name to NutraGenics, Inc., at the time of the merger. NutraGenics, Inc., subsequently changed its name to Bionutrics, Inc., on December 26, 1996.

     Bionutrics completed a merger with LipoGenics on October 31, 1996, and LipoGenics became a wholly-owned subsidiary of the Company. The merger with LipoGenics was accounted for in a manner similar to a pooling-of-interest and as such Bionutrics's accounts reflect the historic operations of LipoGenics. Bionutrics issued 2,092,743 shares in connection with the merger. Pursuant to the merger, Bionutrics obtained ownership of certain proprietary rights related to dietary supplements previously licensed to it by LipoGenics and acquired ethical drug, functional food and other dietary supplement rights owned by LipoGenics.

     On October 31, 1997, Nutrition Technology Corporation, a subsidiary of Bionutrics, completed a forward triangular merger of a subsidiary of Nutrition Technology with InCon Technologies Inc. ("InCon"), and InCon became a wholly-owned subsidiary of Nutrition Technology. The merger with InCon was accounted for as a purchase and Bionutrics issued 1,400,000 shares in connection with the merger. In connection with the merger, the edible oil plant sales and consulting business formerly conducted by an InCon affiliate was transferred to Bionutrics International Ltd., a wholly-owned subsidiary, and specialty vitamin E technology relating to soluble and powder vitamin E owned by another affiliate was transferred to InCon.

RESULTS OF OPERATIONS

YEAR ENDED OCTOBER 31, 1997, COMPARED TO YEAR ENDED OCTOBER 31, 1996

     The Company rolled out nationally its first product, evolvE(R) dietary supplement, during the second quarter of the year and also recognized sales from production by-products. Consolidated gross sales for the 12 months ended October 31, 1997, were $2,862,843 versus $20,000 for the same 12 months in 1996. Of the $2,862,843 in gross sales, $2,092,318 was attributable to the sale of evolvE(R) dietary supplement. As of the end of the year, the evolvE(R) dietary supplement was distributed by many leading drug and food chains and mass merchandisers throughout the United States. The $20,000 in revenues for the prior year was derived from a short-term agreement licensing certain proprietary technology and does not pertain to the sale of a consumer product.

     Cost of sales for the 12 months ended October 31, 1997, was $5,013,751 versus $0 for the same 12 months in 1996. Cost of sales for the year ended October 31, 1997, resulted in negative margins as the Company has not achieved operating level efficiency due to low volume activity and start-up cost associated with initial product introduction. Margins are anticipated to turn positive with increased sales and decreasing cost of sales of products. Company sales and revenue are anticipated to be increased through full product rollout of evolvE(R), increased derivative product sales and revenues generated from InCon. Cost of sales are anticipated to decrease on a product basis as start-up costs associated with initial product introduction phase out and higher volume levels absorb a greater portion of overhead costs.

     Operating expenses for the 12 months ended October 31, 1997, of $10,022,163 were $7,025,283 higher than that recognized for the same 12 months in 1996 of $2,996,880. This increase in expenses directly reflects preparation for product launch and infrastructure development chiefly during 1997. Significant increases were incurred for salaries, advertising and marketing, legal and consulting fees.

     Other income net for the 12 months ended October 31, 1997, was $266,929 versus other expense of $30,667 for the prior year. The increased income is attributable to increased interest earnings from higher balances of cash.

     Net loss increased to $12,341,866 or $0.77 per share for the 12 months ended October 31, 1997, from a net loss of $3,007,547 or $0.26 per share for the 12 months ended October 31, 1996, due primarily to the increased levels of expenses as outlined above offset in part by net income from sales.

YEAR ENDED OCTOBER 31, 1996, COMPARED TO 10 MONTHS ENDED OCTOBER 31, 1995

     Net losses for the Company were $331,485 for the 10 months ended October 31, 1995, and $3,007,547 for the 12 months ended October 31, 1996. Although minor revenues unrelated to product sales were recorded during the period since inception operating expenses increased in preparation for the launch of the Company's initial product resulting in increasing losses being recognized.

     Historic revenues represent amounts derived from a short-term agreement licensing certain proprietary technology to an independent party and do not pertain to the sale of any type of consumer product. Revenues recorded were $50,000 for the 10 months ended October 31, 1995, and $20,000 for the 12 months ended October 31, 1996.

     As the timing for the product launch for the evolvE(R) dietary supplement approached, management's efforts, as outlined above, accelerated resulting in additional expenditures and investment in infrastructure. Expenses were $341,900 for the 10 months ended October 31, 1995, and $2,996,880 for the 12 months ended October 31, 1996. The largest components included in these expenditures are research and development, salaries, consulting fees and advertising. As a development stage company, management recognized the critical importance of controlling and managing expenses and to that end implemented budget guidelines, an integrated general ledger system and employed a corporate controller.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities during the 12 months ended October 31, 1997, was $10,686,234 as compared to $1,989,565 during the same period in 1996. The increase in cash used was primarily due to increased expenses incurred in preparation for the launch of the Company's product, evolvE(R) dietary supplement, in the second and third quarter along with investment in inventory and build-up of accounts receivable from sales made.

     Net cash used in investing activities during the 12 months ended October 31, 1997, was $1,477,516 as compared to $91,900 during the same period in 1996. This increase is primarily attributable to $1,510,550 in capital expenditures, essentially for manufacturing operations, and a $403,739 investment in a joint venture. These expenditures are offset by $431,067 of cash received in the InCon Technologies acquisition.

     The Company received net proceeds from the issuance of its Common Stock in the 12 months ended October 31,1997, of $8,668,511 versus $6,980,625 from the same period in 1996.

     The Company's current cash resources, formal and informal commitments for additional financing and expected improvements in margins are projected to be sufficient to fund its capital needs for the foreseeable future. The Company intends in the near term to raise additional capital through private equity financings or by securing a bank line of credit. There can be no assurance that margins will improve or that such additional financing if necessary will be attainable, or attainable on terms acceptable to the Company, and, if necessary and not secured, such lack of capital could have a material adverse affect on the Company's business. Access by the Company to additional capital would depend upon prevailing market conditions, interest rates, and the financial condition of the Company at the time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Consolidated Financial Statements, the notes thereto and Report of Independent Public Accountants thereon commencing at Page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In November 1996, the Company's predecessor auditors, LeMaster & Daniels PLLC, were dismissed and Deloitte & Touche LLP was engaged as the Company's independent public accountants. The change in accountants was recommended by the Audit Committee and approved by the Board of Directors. Prior reports of the predecessor auditors did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except for a modification that describes substantial doubt surrounding NutraGenics's ability to continue as a going concern. During the two most recent fiscal years and the subsequent interim period, there have not been any disagreements with the predecessor auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company has authorized the predecessor auditors to respond to any inquiries of Deloitte & Touche LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by Item 10 is incorporated by reference to the information to be contained under the heading "Proposal to Elect
Directors -- Nominees" to be set forth in the Company's definitive Proxy Statement for its 1998 Annual Meetings of Stockholders. The information required by this Item relating to executive officers of the Company is included in "Business -- Executive Officers and Key Employees" contained in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 relating to directors of the Company is incorporated herein by reference to the information to be contained under the heading "Director Compensation and Other Information" to be set forth in the Company's definitive Proxy Statement for its 1998 Annual Meetings of Stockholders. The information required by this Item relating to executive officers of the Company is to be included in "Executive Compensation" to be set forth in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to the information to be contained under the heading "Security Ownership of Principal Stockholders, Directors and Officers' Nominees" to be set forth in the Company's definitive Proxy Statement for its 1998 Annual Meetings of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to the information to be contained under the heading "Certain Relationships and Related Transactions" to be set forth in the Company's definitive Proxy Statement for its 1998 Annual Meetings of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)   3.1   Restated Articles of Incorporation(1)
          3.2   Articles of Amendment to the Articles of Incorporation(1)
          3.3   Bylaws(1)
          4.1   Form of Certificate evidencing shares of Common Stock(1)
         10.1   Option granted to Hunt-Wesson, Inc. by LipoGenics, Inc., dated July 1992(1)
         10.2   Agreement dated October 1995 between the Company and Milton Okin, Kenneth
                Okin, Robert Okin and Nicki Closset and Amendment to Agreement dated October
                1995(1)
         10.3   Agreement between the Company and C. Everett Koop for the purchase of 20,000 shares of Common Stock and the issuance of 180,000 options dated October
                1995(1)
         10.4   Additional Secured Loan Agreement dated March 1996 between the Company and
                Milton Okin(1)
         10.5   Warrant Agreement for the purchase of 600,000 shares between the Company and
                William M. McCormick dated May 1996(1)
         10.6   Stock Purchase Agreements dated September 16, 1996 and October 31, 1996 between the Company and Spanswick Limited(1)
         10.7   1996 Stock Option Plan(1)
         10.8   Form of Stock Purchase Agreement and Subscription Application entered into between the Company and certain European investors in January and March 1997 pursuant to Regulation S
         10.9   Form of Stock Purchase Agreement entered into between the Company and an institutional investor in September 1997
         10.10  Form of Stock Purchase Agreement and Note between the Company and two overseas investors in October 1997
         10.11  Employment Agreement between the Registrant and John R. Palmer
         10.12  Employment Agreement between Bionutrics Health Products Inc. and Stephen H.
                Friedman
         10.13  Agreement and Plan of Merger by and among InCon Technologies, Inc., InCon
                Holdings, L.L.C., Bionutrics, Inc. and BNRX, Inc.(3)
         16     Letter for change in certifying accountant(2)
         21     Subsidiaries of the Company
         27     Financial Data Schedule

---------------
(1) Incorporated by reference to Registrant's Form 10 filed with the Commission on or about January 21, 1997.

(2) Incorporated by reference to Registrant's Amendment No. 1 to Form 10/A filed with the Commission on or about March 20, 1997.

(3) Incorporated by reference to Registrant's From 8-K filed with the Commission on or about November 7, 1997.

     (b) Financial Statements filed as part of this Report:

        Independent Auditors' Report dated January 13, 1998.

         Consolidated balance sheets as of October 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended October 31, 1997, and the 10 month period ended October 31, 1995.

     (c) Reports on Form 8-K:

         None

     (d) Financial Statement Schedules:

         None

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BIONUTRICS, INC.

                                          By: /s/

                                          --------------------------------------
                                          Ronald H. Lane
                                          President and Chief Executive Officer
Date: January 14, 1998

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                       DATE
------------------------------------------    -------------------------------    -----------------

By /s/                                        Chairman of the Board, Chief       January 14, 1998
   ---------------------------------------      Executive Officer and
   Ronald H. Lane                               President (Principal
                                                Executive Officer)

By /s/                                        Vice President of Finance,         January 14, 1998
   ---------------------------------------      Secretary and Treasurer
   George E. Duck, Jr.                          (Principal Financial and
                                                Accounting Officer)

By /s/                                        Vice Chairman of the Board and     January 14, 1998
   ---------------------------------------      Director
   William M. McCormick

By /s/                                        Director                           January 14, 1998
   ---------------------------------------
   Richard M. Feldheim

By /s/                                        Director                           January 14, 1998
   ---------------------------------------
   Ian Ferrier

By                                            Director                           January   , 1998
   ---------------------------------------
   Steve Henig

By                                            Director                           January   , 1998
   ---------------------------------------
   C. Everett Koop

By /s/                                        Director                           January 14, 1998
   ---------------------------------------
   Milton Okin

                SIGNATURE                                  TITLE                       DATE
------------------------------------------    -------------------------------    -----------------


By /s/                                        Director                           January 14, 1998
   ---------------------------------------
   Frederick Rentschler

By /s/                                        Director                           January 14, 1998
   ---------------------------------------
   Winston A. Salser

By /s/                                        Director                           January 14, 1998
   ---------------------------------------
   D. Michael Wells

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Bionutrics, Inc.
Phoenix, Arizona

     We have audited the consolidated balance sheets of Bionutrics, Inc. and subsidiaries (collectively referred to as the "Company") as of October 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended October 31, 1997 and 1996, and the ten month period ended October 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the statements of operations, stockholders' equity and cash flows of NutraGenics for the ten month period ended October 31, 1995. Those statements were audited by other auditors whose report, dated December 22, 1995, expressed an unqualified opinion on those statements and included an explanatory paragraph that described the substantial doubt surrounding NutraGenics' ability to continue as a going concern. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for NutraGenics for such prior period, is based solely on the report of such other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at October 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
Phoenix, Arizona

January 13, 1998

                       BIONUTRICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           OCTOBER 31, 1997 AND 1996

                                                                       1997            1996
                                                                   ------------     -----------
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................  $  2,181,121     $ 5,676,360
  Trade receivables..............................................     2,334,719
  Inventory (Note 3).............................................     1,407,760
  Prepaids and other current assets..............................       554,052
                                                                   ------------     -----------
          Total current assets...................................     6,477,652       5,676,360
                                                                   ------------     -----------
PROPERTY (Notes 4 and 9).........................................     6,698,811          70,199
                                                                   ------------     -----------
OTHER ASSETS:
  Notes receivable (Note 5)......................................                        16,665
  Accrued interest (Note 5)......................................                         1,333
  Goodwill (Note 1)..............................................       563,878
  Patent applications and other related costs....................       441,693         452,791
                                                                   ------------     -----------
          Total other assets.....................................     1,005,571         470,789
                                                                   ------------     -----------
TOTAL............................................................  $ 14,182,034     $ 6,217,348
                                                                   ============     ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...............................................  $  2,775,858     $   565,823
  Accrued liabilities (Note 9)...................................     2,033,567         370,655
  Note payable (Note 6)..........................................       322,883
                                                                   ------------     -----------
          Total current liabilities..............................     5,132,308         936,478
                                                                   ------------     -----------
CAPITAL LEASE OBLIGATION (Note 9)................................        13,407
                                                                   ------------     -----------
          Total liabilities......................................     5,145,715         936,478
                                                                   ------------     -----------
COMMITMENTS AND CONTINGENCIES (Notes 1, 7 and 9)
STOCKHOLDERS' EQUITY (Note 7):
  Common stock, $.001 par value -- authorized, 45,000,000
     shares......................................................        17,812          15,068
  Preferred stock, $.001 par value -- authorized, 5,000,000
     shares; no issued and outstanding shares....................
  Additional paid-in capital.....................................    26,501,567      10,406,996
  Accumulated deficit............................................   (17,481,857)     (5,139,991)
  Common stock in treasury at cost...............................        (1,203)         (1,203)
                                                                   ------------     -----------
          Total stockholders' equity.............................     9,036,319       5,280,870
                                                                   ------------     -----------
TOTAL............................................................  $ 14,182,034     $ 6,217,348
                                                                   ============     ===========

                See notes to consolidated financial statements.

                       BIONUTRICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 1997 AND 1996 AND THE TEN MONTH PERIOD ENDED OCTOBER 31,
                                      1995

                                                          1997            1996            1995
                                                      ------------     -----------     ----------
GROSS SALES (Note 1)................................  $  2,862,843     $    20,000     $   50,000
DISCOUNTS AND ALLOWANCES............................       435,724
                                                      ------------     -----------     ----------
          Net sales.................................     2,427,119          20,000         50,000
COST OF SALES.......................................     5,013,751
                                                      ------------     -----------     ----------
          Gross profit..............................    (2,586,632)         20,000         50,000
                                                      ------------     -----------     ----------
EXPENSES:
  Consulting services (Notes 7 and 10)..............       815,693         385,916        153,650
  Research and development (Note 10)................       258,939         626,735         25,300
  Other operating expenses (Note 10)................     8,947,531       1,984,229        162,950
                                                      ------------     -----------     ----------
          Total expenses............................    10,022,163       2,996,880        341,900
                                                      ------------     -----------     ----------
OTHER INCOME (EXPENSE):
  Interest expense (Note 10)........................                       (45,019)       (52,391)
  Interest income...................................       267,166          14,352         12,806
  Loss on disposal of assets........................          (237)
                                                      ------------     -----------     ----------
          Total other income (expense)..............       266,929         (30,667)       (39,585)
                                                      ------------     -----------     ----------
NET LOSS............................................  $(12,341,866)    $(3,007,547)    $ (331,485)
                                                      ============     ===========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON
  SHARE EQUIVALENTS OUTSTANDING.....................    16,042,785      11,564,327      9,853,970
                                                      ============     ===========     ==========
NET LOSS PER COMMON SHARE AND SHARE EQUIVALENT......  $      (0.77)    $     (0.26)    $    (0.03)
                                                      ============     ===========     ==========

                See notes to consolidated financial statements.

                       BIONUTRICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 1997 AND 1996 AND THE TEN MONTH PERIOD ENDED OCTOBER 31,
                                      1995

                                             COMMON STOCK       ADDITIONAL                      TREASURY STOCK          TOTAL
                                         --------------------     PAID-IN       DEFICIT      --------------------   STOCKHOLDERS'
                                           SHARES     AMOUNT      CAPITAL     ACCUMULATED      SHARES     AMOUNT       EQUITY
                                         ----------   -------   -----------   ------------   ----------   -------   -------------
BALANCE, DECEMBER 31, 1994.............   9,531,807   $ 9,532   $   970,752   $(1,800,959)   (1,202,886)  $(1,203)  $    (821,878)
  Issuance of common shares for cash at
    $1 per share, January 1995 -
    October 1995.......................     663,000       663       662,337                                               663,000
  Issuance of common shares for
    services at $1 per share, January
    1995 - October 1995................      60,561        60        60,501                                                60,561
  Issuance of common shares for
    services at $1.40 per share,
    October 1995.......................     380,494       381       534,160                                               534,541
  Notes payable and other liabilities
    converted to stock at $1.40 per
    share, October 1995................     320,407       320       449,808                                               450,128
  Net loss -- ten month period ended
    October 31, 1996...................                                          (331,485)                               (331,485)
                                         ----------   -------   -----------   ------------   ----------   -------    ------------
BALANCE, OCTOBER 31, 1995..............  10,956,269    10,956     2,677,558    (2,132,444)   (1,202,886)   (1,203)        554,867
  Warrants granted for services, May
    1996 (Note 7)......................                              87,500                                                87,500
  Issuance of common shares for
    services at $1 per share, May 1996
    - August 1996......................      65,425        65        65,360                                                65,425
  Issuance of common shares for cash at
    $1.50 per share, June 25, 1996.....      66,667        67        99,933                                               100,000
  Issuance of common shares for cash at
    $1.75 per share, June 25, 1996.....      60,000        60       104,940                                               105,000
  Issuance of common shares for cash at
    $2 per share, June 1996 - October
    1996...............................     255,000       255       509,745                                               510,000
  Notes payable converted to stock at
    $1.50 per share, October 31, 1996
    (Note 6)...........................     400,000       400       599,600                                               600,000
  Issuance of common shares for cash at
    $3 per share, October 31, 1996.....     371,875       372     1,115,253                                             1,115,625
  Issuance of common shares for cash at
    $5 per share, October 31, 1996.....   1,000,000     1,000     4,999,000                                             5,000,000
  Issuance of common shares for cash at
    $1.36 per share (converted rate)
    under option agreement, October 31,
    1996 (Note 1)......................      11,111        11       149,989                                               150,000
  Issuance of common shares in merger
    with LipoGenics (Note 1)...........   1,881,632     1,882        (1,882)
  Net loss -- year ended October 31,
    1996...............................                                        (3,007,547)                             (3,007,547)
                                         ----------   -------   -----------   ------------   ----------   -------    ------------
BALANCE, OCTOBER 31, 1996..............  15,067,979    15,068    10,406,996    (5,139,991)   (1,202,886)   (1,203)      5,280,870
  Issuance of common shares for
    services at $1 per share, December
    1996...............................      25,000        25        24,975                                                25,000
  Issuance of common shares for cash at
    $5 per share, January 1997.........      63,818        64       319,026                                               319,090
  Issuance of common shares for cash at
    $7 per share, November 1996 - June
    1997...............................   1,073,480     1,073     7,085,980                                             7,087,053
  Issuance of common shares for
    services at $7 per share, June
    1997...............................      21,428        20       149,975                                               149,995
  Issuance of common shares for cash at
    $8 per share, September 1997 -
    October 1997.......................     162,500       162     1,299,838                                             1,300,000
  Stock-based compensation expense,
    November 1996 - October 1997 (Note
    7).................................                             253,808                                               253,808
  Cash paid for stock-related
    expenses...........................                             (37,631)                                              (37,631)
  Issuance of common shares for
    purchase of InCon Technologies,
    Inc., October 1997 (Note 1)........   1,400,000     1,400     6,998,600                                             7,000,000
  Net loss -- year ended October 31,
    1997...............................                                       (12,341,866)                            (12,341,866)
                                         ----------   -------   -----------   ------------   ----------   -------    ------------
BALANCE, OCTOBER 31, 1997..............  17,814,205   $17,812   $26,501,567   $(17,481,857)  (1,202,886)  $(1,203)  $   9,036,319
                                         ==========   =======   ===========   ============   ==========   =======    ============

                See notes to consolidated financial statements.

                       BIONUTRICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 1997 AND 1996 AND THE TEN MONTH PERIOD ENDED OCTOBER 31,
                                      1995

                                                             1997           1996          1995
                                                         ------------    -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................. $(12,341,866)   $(3,007,547)   $(331,485)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization......................      248,943         27,531       29,898
     Loss on disposal of asset..........................          237
     Stock based compensation expense...................      253,808         87,500
     Expenses incurred in exchange for common stock.....      174,996         65,425       70,613
Changes in operating assets and liabilities:
  Trade receivables.....................................     (598,354)
  Inventory.............................................   (1,223,414)
  Prepaids and other current assets.....................     (446,035)                    (25,000)
  Accounts payable......................................    1,807,602        279,137      123,130
  Accrued liabilities...................................    1,421,184        362,687     (112,017)
                                                         ------------    -----------    ---------
          Net cash used in operating activities.........  (10,702,899)    (2,185,267)    (244,861)
                                                         ------------    -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................   (1,510,550)       (91,900)
  Net decrease (increase) in notes receivable...........       16,665        195,702      (61,800)
  Disposal of fixed assets..............................        5,706
  Investment in joint venture...........................     (403,739)
  Cash received from acquisition of InCon Technologies,
     Inc................................................      431,067
                                                         ------------    -----------    ---------
          Net cash (used in) provided by investing
            activities..................................   (1,460,851)       103,802      (61,800)
                                                         ------------    -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..........................                     350,000      250,000
  Proceeds from issuance of stock.......................    8,668,511      6,980,625      663,000
  Repayments of long-term debt..........................                                 (194,000)
                                                         ------------    -----------    ---------
          Net cash provided by financing activities.....    8,668,511      7,330,625      719,000
                                                         ------------    -----------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....   (3,495,239)     5,249,160      412,339
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR............    5,676,360        427,200       14,861
                                                         ------------    -----------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR.................. $  2,181,121    $ 5,676,360    $ 427,200
                                                         ============    ===========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION -- Cash paid during the year for
  interest.............................................. $               $    39,813    $     962
                                                         ============    ===========    =========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Issuance of 1,400,000 shares of common stock in
     connection with the acquisition of InCon
     Technologies, Inc.................................. $  7,000,000
                                                         ============
  Assumption of liabilities in connection with the
     acquisition of InCon Technologies, Inc............. $  1,606,849
                                                         ============
  Fair value of receivables 2,006,288, inventory
     184,346, fixed assets 5,361,850 and other assets
     59,420 acquired.................................... $  7,611,904
                                                         ============

                See notes to consolidated financial statements.

                       BIONUTRICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 1997 AND 1996 AND THE TEN MONTH PERIOD ENDED OCTOBER 31,
                                      1995

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Bionutrics, Inc. ("Bionutrics") -- Subsequent to October 31, 1996, NutraGenics, Inc. ("NutraGenics") changed its name to Bionutrics. Bionutrics consists of its wholly-owned subsidiaries, LipoGenics, Inc. ("LipoGenics"), Bionutrics Health Products, Inc. ("BHP") (formed in November 1996 to market the Company's product), Nutrition Technology Corporation ("Nutrition Technology"), Bionutrics International Ltd. ("BIN") and InCon Technologies, Inc. ("InCon") (collectively referred to as the "Company").

     The Company was in the development stage at October 31, 1996; during the year ended October 31, 1997, the Company completed its development activities and commenced its planned principal operations. The planned principal operations are the development, manufacturing, marketing and selling of dietary supplements using proprietary technology (the "Technology"). Revenues as of October 31, 1996 represented amounts derived from a short-term agreement licensing certain proprietary technology, which expired in 1996.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses of 17,481,857 throughout October 31, 1997 which have been funded through the issuance of stock. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate gross profits and positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, maintaining adequate financing, and ultimately to attain successful operations.

     Management is continuing its efforts to obtain additional funds through the issuance of common stock in private nonregistered transactions and management is also continuing its efforts to increase sales and reduce cost of sales on a product basis in order to generate gross profits so that the Company can meet its obligations and sustain operations.

     On October 31, 1996, NutraGenics acquired LipoGenics, a company controlled by the controlling stockholders of NutraGenics, through the exchange of 2,092,743 shares of its common stock for all 211,111 shares of outstanding common stock of LipoGenics. LipoGenics developed the technology regarding processing of propriety compounds having applications as ethical drugs, functional foods and dietary supplements and was the owner of patent applications underlying such technology. The business combination was accounted for in a manner similar to a pooling-of-interests. In October 1994, NutraGenics issued 1,202,886 shares of its common stock to LipoGenics in consideration for a license agreement under which NutraGenics was given the right to produce and market products. As a result of the pooling, the common stock of NutraGenics owned by LipoGenics, now a wholly-owned subsidiary, has been classified as treasury stock. LipoGenics and its predecessors effectively commenced operations in 1990 and NutraGenics effectively commenced operations in 1994. Accordingly, the financial statements reflect the accumulated losses of both NutraGenics and LipoGenics.

     On October 31, 1997, Nutrition Technology merged with InCon. InCon provides molecular distillation and toll processing services for Nutrition Technology and other food and industrial companies. The merger involved the issuance of 1.4 million shares of the Company's restricted common stock, with a fair value of $7 million on the date of the merger, in exchange for all of the issued and outstanding stock of InCon, as well as all rights and interests pursuant to a purchase agreement between Rye Investments, Ltd., a British Virgin Island limited liability corporation ("Rye") which shared common owners with InCon, and a customer of Rye. The merger was accounted for using the purchase method of accounting. Accordingly, the assets

                       BIONUTRICS, INC. AND SUBSIDIARIES
acquired and liabilities assumed have been recorded at their fair value as of October 31, 1997. Goodwill of $563,878 was recorded as a result of the merger and will be amortized over 20 years.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the accounts of Bionutrics and its wholly-owned subsidiaries, LipoGenics, Inc., Bionutrics Health Products, Inc. and Nutrition Technologies Corporation, as well as the assets acquired and liabilities assumed in the October 31, 1997 merger with InCon. All significant intercompany balances and transactions have been eliminated.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents.

     Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     Property and Depreciation -- Property is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. The estimated useful lives of depreciable assets are:

        ASSET TYPE                                                  ESTIMATED USEFUL LIFE
        ----------------------------------------------------------  ---------------------
        Equipment, furniture and fixtures.........................        3-10 years
        Leasehold improvements....................................          10 years
        Capitalized software......................................           3 years
        Leased Equipment..........................................           3 years

     Leasehold improvements are amortized over the lessor of the lease life or the useful life of the asset. Expenditures of a repair and maintenance nature are expensed when incurred.

     Revenue -- During 1997, the Company had two customers which accounted for approximately 24% of total sales.

     Patents -- Legal and other costs related to patent applications are capitalized as incurred and amortized using a straight-line basis over 17 years commencing at the date patent approval is obtained. Patents currently capitalized and unamortized relate to both the processes and products associated with the Company's business.

     Income taxes are accounted for under the asset and liability approach, which can result in recording tax provisions or benefits in periods different from the periods in which such taxes are paid or benefits realized. Deferred federal income taxes result principally from certain tax carryforwards that are recognized for financial reporting purposes in different years than for income tax reporting purposes. Any deferred tax assets were fully offset by a valuation allowance in 1997 and 1996.

     Research and Development -- The cost of research and development is charged to expense as incurred.

     Fair Value of Financial Instruments -- The fair values of cash, trade and notes receivable, accounts payable, accrued liabilities and notes payable approximate the carrying value due to the short-term nature of these instruments.

                       BIONUTRICS, INC. AND SUBSIDIARIES

     Stock options and warrants granted to consultants or independent contractors have been accounted for in accordance with the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. In accordance with Accounting Principles Board Opinion ("APB") No. 25, options granted to employees of the Company are recorded as expense, based on the difference, if any, between the fair market value of the stock, on the date of grant and the option's exercise price.

     Net loss per share is based on the weighted average number of shares outstanding during each period. In calculating weighted average shares outstanding, all stock options are excluded as their effect on net loss per share is antidilutive.

     Reclassifications -- Certain amounts previously reported in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

     New Accounting Pronouncements -- In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which specifies new computation, presentation and disclosure requirements. SFAS No. 128 will be effective for both interim and annual periods ending after December 15, 1997. Management believes that the adoption of SFAS No. 128 will not have a material impact on the earnings per share presented.

     In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, which is effective for financial statements for periods ending after December 15, 1997 and establishes standards for disclosing information about an entity's capital structure. The Company does not believe the adoption of SFAS No. 129 will have a significant effect on its disclosures about capital structure.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which is effective for financial statements for periods ending after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company does not believe the adoption of SFAS No. 130 will have a material impact on its results of operations or financial condition.

     In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not believe that the adoption of SFAS No. 131 will have a significant effect on its reporting of segment information.

3.  INVENTORY

     As of October 31, 1997 inventory consisted of the following:

        Raw materials....................................................  $  855,958
        Work in process..................................................     432,785
        Spare parts......................................................     107,702
        Finished goods...................................................      11,315
                                                                           ----------
                                                                           $1,407,760
                                                                           ==========

                       BIONUTRICS, INC. AND SUBSIDIARIES

4.  PROPERTY AND EQUIPMENT

     As of October 31, the components of property and equipment consisted of the following:

                                                                   1997         1996
                                                                ----------     -------
        Equipment, furniture and fixtures.....................  $6,398,662     $91,900
        Leasehold improvements................................     507,882
        Capitalized software..................................      30,181
        Leased equipment under capital lease (Note 9).........      20,443
                                                                ----------     --------
                                                                 6,957,168      91,900
        Less accumulated depreciation and amortization........    (258,357)    (21,701)
                                                                ----------     --------
        Property and equipment -- net.........................  $6,698,811     $70,199
                                                                ==========     ========

5.  NOTES RECEIVABLE

     At October 31, 1996, a stockholder and employee owed the Company $16,665 on a note receivable. The note, including principal and accrued interest calculated at 8% per annum, was repaid during 1997.

6.  NOTE PAYABLE

     At October 31, 1997, the Company had a demand note payable to Rye for $322,883. At October 31, 1995, the Company had a note payable of $250,000 to a stockholder of the Company. Prior to October 31, 1996, the stockholder exercised the right and option under the note agreements to accept as repayment 400,000 shares of unregistered common stock of the Company at a price of $1.50 per share.

7.  STOCKHOLDERS' EQUITY

     At October 31, 1996, the Company authorized 1,900,000 shares of common stock for issuance under its Nonqualified 1996 Stock Option Plan (the "1996 Plan") to key personnel, consultants and independent contractors. The incentive stock options are granted to purchase common stock at 100% (110% for an optionee who is a 10% stockholder) of the fair market value of the stock on the date of grant. Stock options are granted to purchase common stock at a price determined by the plan administrator and can be exercisable for a period of up to ten years from the date of grant (five years for an option granted to a 10% stockholder). All participants are eligible to receive stock awards and stock appreciation rights, as to be determined by the Company's Board of Directors. No stock awards or stock appreciation rights have been granted under the plan. No options under the 1996 Plan have been exercised at October 31, 1997.

     In October 1997 the Company issued 500,000 shares of restricted Common Stock at $8 per share pursuant to two stock purchase agreements with two overseas investors, both of whom are related to an existing shareholder. Payment of the $4 million purchase price is evidenced by promissory notes requiring payment no later than May 1, 1998. The share issuance is void under Nevada law if payment is not received, and for accounting purposes the shares so issued against promissory notes are not considered issued and outstanding until the notes are paid.

     Employee Stock-Based Compensation -- At July 21, 1992, the Company granted to a stockholder and board member 11,111 options to purchase LipoGenics stock which converted, on October 31, 1996, to 110,144 options to purchase shares of the Company's unregistered common stock at a total exercise price of $150,000 expiring on the earlier of July 21, 2002, or a public offering of the Company's shares of common stock, none of which were exercised at October 31, 1997. At October 31, 1995, the Company granted 180,000 options to a stockholder and board member to purchase shares of the Company's unregistered common stock at an exercise price of $1.50 per share for a period of three years commencing October 31, 1995. No options under

                       BIONUTRICS, INC. AND SUBSIDIARIES
this agreement have been exercised at October 31, 1997. At October 31, 1996, 1,163,000 options with a five year exercise period and an option price of $5 were granted to employees under the 1996 Plan. These options vest equally over a three year period from the date of grant. During 1997, 573,100 options were granted to employees under the 1996 Plan.

     A summary of transactions for employee stock options for the years ended October 31, 1997 and 1996 is as follows:

                                                                                  WEIGHTED AVERAGE
                                                   NUMBER         OPTION       ----------------------
                                                     OF           PRICE        REMAINING     EXERCISE
                                                   SHARES         RANGE          LIFE         PRICE
                                                 ----------    ------------    ---------     --------
Options outstanding at October 31, 1995........     290,144     $1.36-$1.50       2.1         $ 1.45
  Options granted..............................   1,163,000            5.00
                                                  ---------      ----------       ---          -----
Options outstanding at October 31, 1996........   1,453,144      1.36-$5.00       3.6         $ 4.29
  Options granted..............................     573,100       7.00-9.13
                                                  ---------      ----------       ---          -----
Options outstanding at October 31, 1997........   2,026,244     $1.36-$9.13       3.9         $ 5.59
                                                  =========      ==========       ===          =====
As of October 31, 1997:
  Exercisable options..........................     677,811     $1.36-$5.00       3.2         $ 3.48
                                                  =========      ==========       ===          =====
  Options available for future grant under the
     1996 Plan.................................     105,567
                                                  =========

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options granted to employees. Accordingly, compensation cost for stock options and warrants is recorded as the excess, if any, of the fair value of the Company's common stock at the date of grant over the exercise price of the option or warrant. No compensation cost was recognized in the Company's consolidated statements of operations, for employee based options and warrants for 1997 or 1996.

     In accordance with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, compensation cost was estimated to be $1,641,517 for 1997. The fair value of options granted during 1997 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 6.18% risk-free interest rate, a 99% expected volatility rate, expected option lives of three years, and no dividend yield. Compensation related to employee options for 1996 was $87,500. Such compensation was computed based upon weighted average assumptions; 6% risk free interest rates, a 60% expected volatility ratio, expected lives of 5 years and no dividend yield. Had the Company elected to recognize the above mentioned compensation cost in 1997 and 1996, loss from continuing operations would be $13,983,383 and $3,095,407, respectively and the net loss per share would be $.87 and $.27, respectively.

     Nonemployee Stock-Based Compensation -- In May 1996, the Company granted 600,000 warrants to a stockholder to purchase shares of common stock at an exercise price of $2.50 per share for the first 300,000 shares and $4 per share for the remaining 300,000 shares in exchange for consulting services rendered, or to be rendered, to the Company. Of the 600,000 warrants granted, 200,000 became exercisable at the date of grant and the remaining warrants become exercisable at a rate of 50,000 per quarter commencing August 1996 through May 1998. All warrants have ten year exercise periods. None of the warrants granted under this agreement have been exercised at October 31, 1997. At October 31, 1996, 58,333 options with a five year exercise period and an option price of $5.00 were granted to nonemployees under the 1996 Plan.

                       BIONUTRICS, INC. AND SUBSIDIARIES

     A summary of transactions for nonemployee stock options and warrants for the years ended October 31, 1997 and 1996 is as follows:

                                                                               WEIGHTED
                                                                               AVERAGE
                                               NUMBER       OPTION       --------------------
                                                 OF          PRICE       REMAINING   EXERCISE
                                               SHARES        RANGE         LIFE       PRICE
                                               -------   -------------   ---------   --------
        Options and warrants outstanding at
          October 31, 1995
          Granted............................  658,333   $2.50 - $5.00      8.0       $ 3.40
                                               =======    ============
        Options and warrants outstanding at
          October 31, 1996 and 1997..........  658,333   $2.50 - $5.00      8.0       $ 3.40
                                               =======    ============
        As of October 31, 1997:
          Exercisable options................   24,999   $        5.00
                                               =======    ============
          Exercisable warrants...............  450,000   $2.50 - $4.00
                                               =======    ============

     In accordance with the methodology prescribed under SFAS No. 123, the Company recognized $253,808 and $87,500 of compensation expense in the 1997 and 1996 consolidated statements of operations, respectively. The fair value of each nonemployee option and warrant was calculated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in 1996: risk free interest rate of 6%, expected dividend yield of 0%, expected life of five years, and expected volatility of 64%.

8.  INCOME TAXES

     At October 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $17,282,493 which expire on various dates through 2012.

     At October 31, 1997 and 1996, deferred tax assets of approximately $5,994,529 and $1,748,000, respectively, relating to such potential tax benefits were fully offset by a valuation allowance.

9.  LEASES

     The Company has operating leases for office space, vehicles and equipment, which expire on various dates through October 13, 2007. Total rental expense was approximately $241,603 and $96,000 for fiscal years 1997 and 1996, respectively. Future minimum lease payments under noncancellable operating leases at October 31, 1997 are as follows:

            1998.....................................................  $  755,316
            1999.....................................................     828,139
            2000.....................................................     166,448
            2001.....................................................     153,640
            2002.....................................................     151,497
            Thereafter...............................................     770,104
                                                                       ----------
                 Total...............................................  $2,825,144
                                                                       ==========

                       BIONUTRICS, INC. AND SUBSIDIARIES

     The Company leases a forklift under a noncancellable capital lease. The future minimum lease payments under this noncancellable capital lease at October 31, 1997 are as follows:

            1998.......................................................  $ 7,416
            1999.......................................................    7,416
            2000.......................................................    6,798
                                                                         -------
            Total future minimum lease payments........................   21,630
            Less amount representing interest at 5.9% per annum........    1,805
                                                                         -------
            Present value of net minimum lease payments................   19,825
            Less: present value of current net minimum lease
              payments.................................................    6,418
                                                                         -------
            Present value of Long Term net minimum lease payments......  $13,407
                                                                         =======

10.  RELATED PARTY

     Various stockholders have provided consulting and other administrative services to the Company. Expense for the years ended October 31, 1997 and 1996 and the ten month period ended October 31, 1995 was approximately $358,000, $469,000 and $69,000, respectively, and is included in consulting, research and development, and other operating expenses in the accompanying consolidated statements of operations.

     Interest paid to stockholders in connection with outstanding notes was approximately $35,457 and $34,000 for the year ended October 31, 1996 and the ten month period ended October 31, 1995, respectively. No interest was paid to stockholders during 1997.

11.  ACQUISITION OF INCON TECHNOLOGIES, INC. (UNAUDITED)

     The pro forma information presented below includes InCon's operations for the ten month period ended October 31, 1997. The unaudited pro forma consolidated financial information does not purport to represent the results of operations of the Company that actually would have resulted had the merger with InCon occurred on any date other than October 31, 1997, nor should it be taken as indicative of the future results of operations.

                                                                      PRO FORMA
                                                                     CONSOLIDATED
                                                                     ------------
            Net revenues...........................................  $  6,551,135
                                                                     ============
            Net loss...............................................  $(11,204,344)
                                                                     ============
            Net loss per share.....................................  $      (0.70)
                                                                     ============

                             *   *   *   *   *   *

12.  REGULATORY MATTERS

     In May 1997 FDA took regulatory action against a competitor of the Company with regard to its cholesterol-lowering product introduced in November 1996. The pending action involves the regulatory classification of a dietary supplement containing an ingredient promoted as being the same as or similar to an ingredient contained in a prescription drug product used to lower cholesterol, and raises issues that do not affect the Bionutrics evolvE(R) product. However, the respondent competitor also combines its claim to lower cholesterol with other claims that suggest that cholesterol reduction will both reduce formation and facilitate regression of plaque, which, according to FDA, are claims to mitigate or prevent disease not permitted for a dietary supplement under DSHEA. While Bionutrics does not make such claims and would not be bound by a regulatory determination involving its competitor's product, nonetheless a negative determination on the competition's labeling could have a bearing on "lowering cholesterol" claims in general, and thereby have an adverse effect on the marketing and advertising programs currently being used for the evolvE(R) product.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                        DESCRIPTION
-------   ------------------------------------------------------------------------------------
  3.1     Restated Articles of Incorporation(1)
  3.2     Articles of Amendment to the Articles of Incorporation(1)
  3.3     Bylaws(1)
  4.1     Form of Certificate evidencing shares of Common Stock(1)
 10.1     Option granted to Hunt-Wesson, Inc. by LipoGenics, Inc., dated July 1992(1)
 10.2     Agreement dated October 1995 between the Company and Milton Okin, Kenneth Okin,
          Robert Okin and Nicki Closset and Amendment to Agreement dated October 1995(1)
 10.3     Agreement between the Company and C. Everett Koop for the purchase of 20,000 shares of Common Stock and the issuance of 180,000 options dated October 1995(1)
 10.4     Additional Secured Loan Agreement dated March 1996 between the Company and Milton
          Okin(1)
 10.5     Warrant Agreement for the purchase of 600,000 shares between the Company and William
          M. McCormick dated May 1996(1)
 10.6     Stock Purchase Agreements dated September 16, 1996 and October 31, 1996 between the
          Company and Spanswick Limited(1)
 10.7     1996 Stock Option Plan(1)
 10.8     Form of Stock Purchase Agreement and Subscription Application entered into between the Company and certain European investors in January and March 1997 pursuant to
          Regulation S
 10.9     Form of Stock Purchase Agreement entered into between the Company and an institutional investor in September 1997
 10.10    Form of Stock Purchase Agreement and Note between the Company and two overseas investors in October 1997
 10.11    Employment Agreement between the Registrant and John R. Palmer
 10.12    Employment Agreement between Bionutrics Health Products Inc. and Stephen H. Friedman
 10.13    Agreement and Plan of Merger by and among InCon Technologies, Inc., InCon Holdings,
          L.L.C., Bionutrics, Inc. and BNRX, Inc.(3)
 16       Letter for change in certifying accountant(2)
 21       Subsidiaries of the Company
 27       Financial Data Schedule

---------------
(1) Incorporated by reference to Registrant's Form 10 filed with the Commission on or about January 21, 1997.

(2) Incorporated by reference to Registrant's Amendment No. 1 to Form 10/A filed with the Commission on or about March 20, 1997.

(3) Incorporated by reference to Registrants From 8-K filed with the Commission on or about November 7, 1997.