Form 10-K/A
period 1997-10-31
BIONUTRICS INC
filed 1998-01-30
CIK 1030839

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997        COMMISSION FILE NUMBER 0-22011

                             [BIONUTRICS INC. LOGO]

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


     Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]     No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     As of January 29, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock as of such date on the Nasdaq SmallCap Market, was $65,647,641. No other capital stock is outstanding. Shares of Common Stock held by each officer and director and by each person who owned 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and may not apply for other purposes.



     As of January 29, 1998, there were 17,897,255 shares of the registrant's Common Stock outstanding.


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


     Introduction of other tocotrienol products by competitors has recently occurred and further tocotrienol competitor products are expected. The Company believes the evolvE(R) dietary supplement has advantages over these other expected products. Solgar and Tree of Life market a generic tocotrienol product with no statements of nutritional support on the label.


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

     Competition. Competition in the dietary supplement industry is vigorous with a large number of businesses present. Competition is based principally upon price, quality of products, customer service and marketing support. Other companies have recently announced tocotrienol supplement products, including Eastman Chemical Company, whose new product is also derived from rice bran oil and claims antioxidant properties. The Company markets to mass merchandise and high volume health-food retailers and faces competition from vitamin and other health related products that compete for the same shelf space and in some cases for the same customers. Many of the competitors have established reputations for successfully developing and marketing dietary supplement products. Many of such companies have greater financial, managerial and technical resources than the Company, which may put it at a competitive disadvantage. For example, such channels of distribution also often require the expenditure of significant up-front capital to capture shelf space, which may put the Company at a competitive disadvantage to better capitalized firms. In addition, the Company's retail customers are not generally bound to purchase products from the Company for any significant length of time. Although the Company has entered into agreements with certain of its retail customers, these agreements can generally be canceled on short notice without cause and with minimal or no liability by such customers. The loss of a large customer or a number of customers, or a significant reduction in purchase volume by or financial difficulty of such customers, for any reason, could have a material adverse effect on the Company. If the Company is not successful in competing in the dietary supplement market, it may not be able to recognize its business objectives. Competition in the pharmaceutical area is intense and competitors have substantially greater resources. The Company will be required to obtain joint venture partners to effectively enter the drug market.


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

     (c) Reports on Form 8-K:

         None

     (d) Financial Statement Schedules:

         None

                                   SIGNATURES


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Form 10-K/AReport to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BIONUTRICS, INC.

                                          By: /s/

                                          --------------------------------------
                                          Ronald H. Lane
                                          President and Chief Executive Officer

Date: January 30, 1998



     Pursuant to the requirements of the Securities Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.



                SIGNATURE                                  TITLE                       DATE
------------------------------------------    -------------------------------    -----------------
By /s/                                        Chairman of the Board, Chief       January 30, 1998
   ---------------------------------------      Executive Officer and
   Ronald H. Lane                               President (Principal
                                                Executive Officer)

By /s/                                        Vice President of Finance,         January 30, 1998
   ---------------------------------------      Secretary and Treasurer
   George E. Duck, Jr.                          (Principal Financial and
                                                Accounting Officer)

By /s/                                        Vice Chairman of the Board and     January 30, 1998
   ---------------------------------------      Director
   William M. McCormick

By /s/                                        Director                           January 30, 1998
   ---------------------------------------
   Richard M. Feldheim

By /s/                                        Director                           January 30, 1998
   ---------------------------------------
   Ian Ferrier

By /s/                                        Director                           January 30, 1998
   ---------------------------------------
   Steve Henig

By /s/                                        Director                           January 30, 1998
   ---------------------------------------
   C. Everett Koop

By /s/                                        Director                           January 30, 1998
   ---------------------------------------
   Milton Okin

                SIGNATURE                                  TITLE                       DATE
------------------------------------------    -------------------------------    -----------------


By /s/                                        Director                           January 30, 1998
   ---------------------------------------
   Frederick Rentschler

By /s/                                        Director                           January 30, 1998
   ---------------------------------------
   Winston A. Salser

By /s/                                        Director                           January 30, 1998
   ---------------------------------------
   D. Michael Wells

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at October 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended October 31, 1997 and 1996, and the ten month period ended October 31, 1995 in conformity with generally accepted accounting principles.

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