Form 10-Q
period 1998-01-31
BIONUTRICS INC
filed 1998-03-16
CIK 1030839

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended JANUARY 31, 1998

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


YES /X/     NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                       OUTSTANDING AS OF MARCH 16, 1998
-----                                       --------------------------------

COMMON                                      18,319,381
PAR VALUE $.001 PER SHARE

                                BIONUTRICS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q







PART I. FINANCIAL INFORMATION                                               PAGE


         ITEM I.   Condensed Consolidated Financial Statements (Unaudited):

                       Consolidated Balance Sheets                             3

                       Consolidated Statements of Operations                   4

                       Consolidated Statements of Cash Flows                   5

                       Notes to Condensed Consolidated Financial
                       Statements                                              6


         ITEM 2.   Management's Discussion and Analysis                        7




PART II. OTHER INFORMATION


         ITEM 2(c) Changes in Securities                                      10

         ITEM 6    Exhibits and Reports on Form 8-K                           10

         SIGNATURES                                                           11

BIONUTRICS, INC.
CONSOLIDATED BALANCE SHEETS
  (UNAUDITED)

                                                           JANUARY 31,         OCTOBER 31,
                                                              1998                 1997
                                                          ------------        ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $    387,186        $  2,181,121
  Trade receivables, net                                  $  2,272,988        $  2,334,719
  Inventory                                                  1,351,133           1,407,760
  Prepaid expenses & other current assets                      212,234             554,052
                                                          ------------        ------------
                 Total Current Assets                        4,223,541           6,477,652
                                                          ------------        ------------

PROPERTY, PLANT and EQUIPMENT (net of                        6,759,475           6,698,811
             accumulated depreciation)

OTHER ASSETS, net of accumulated amortization:
  Goodwill                                                     556,828             563,878
  Patent applications and other related costs                  560,523             441,693
                                                          ------------        ------------
                 Total Other Assets                          1,117,351           1,005,571
                                                          ------------        ------------

TOTAL                                                     $ 12,100,367        $ 14,182,034
                                                          ============        ============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $  3,537,935        $  2,769,440
  Accrued liabilities                                        1,609,033           2,033,567
  Current portion of notes payable & capital leases            361,972             329,301
                                                          ------------        ------------
                 Total Current Liabilities                   5,508,940           5,132,308
                                                          ------------        ------------

LONG TERM LIABILITIES
  Notes payable & capital leases                               150,384              13,407
                                                          ------------        ------------
                 Total Liabilities                           5,659,324           5,145,715
                                                          ------------        ------------

STOCKHOLDERS' EQUITY
  Common stock                                                  17,902              17,812
  Additional paid in capital                                27,242,608          26,501,567
  Accumulated deficit                                      (20,818,264)        (17,481,857)
  Common stock in treasury                                      (1,203)             (1,203)
                                                          ------------        ------------
                 Total Stockholders' Equity                  6,441,043           9,036,319
                                                          ------------        ------------

TOTAL                                                     $ 12,100,367        $ 14,182,034
                                                          ============        ============



See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)


                                                       Three Months
                                                      Ended January 31
                                              ---------------------------------

                                                    1998                 1997
                                              ------------         ------------

GROSS SALES                                   $  1,794,942         $          0

DISCOUNTS AND ALLOWANCES                            92,021                    0
                                              ------------         ------------

NET SALES                                        1,702,921                    0

COST OF SALES                                    1,899,478                    0
                                              ------------         ------------

 GROSS PROFIT (LOSS)                              (196,557)                   0
                                              ------------         ------------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                        3,148,044            1,307,238
                                              ------------         ------------


OTHER INCOME - NET                                   8,194               55,755
                                              ------------         ------------

LOSS BEFORE PROVISION FOR
  INCOME TAXES                                  (3,336,407)          (1,251,483)
                                              ------------         ------------

PROVISION FOR INCOME TAXES                               0                    0
                                              ------------         ------------

NET LOSS                                      ($ 3,336,407)        ($ 1,251,483)
                                              ============         ============




LOSS PER COMMON SHARE                         ($      0.19)        ($      0.08)
                                              ============         ============


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                              17,875,127           15,222,451
                                              ============         ============





See Notes to Condensed Consolidated Financial Statements

BIONUTRICS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Three Months
                                                                          Ended January 31
                                                                   ------------------------------

OPERATING ACTIVITIES:                                                  1998               1997
                                                                   -----------        -----------

Net Loss                                                           ($3,336,407)       ($1,251,483)
Adjustments to reconcile net loss to cash used in operations
  Depreciation and amortization                                        314,099              7,984
  Expenses incurred in exchange for common stock                             0             25,000
  Non-employee stock-based compensation                                 35,076             18,000
Changes in operating assets and liabilities:
  Receivables-net                                                       61,731              3,361
  Inventory                                                             56,627            (33,962)
  Prepaid expenses and other current assets                            341,818            (84,168)
  Accounts payable and accrued liabilities                             343,961           (357,113)
                                                                   -----------        -----------

                 Net cash used in operating activities              (2,183,095)        (1,672,381)
                                                                   -----------        -----------

INVESTING ACTIVITIES:
Capital expenditures                                                  (312,735)          (449,271)
Investment in joint venture                                                  0           (400,000)
                                                                   -----------        -----------

                 Net cash used in investing activities                (312,735)          (849,271)
                                                                   -----------        -----------

FINANCING ACTIVITIES:
Net proceeds from issuance of stock                                    706,055          1,366,304
Repayment of notes payable & capital lease obligations                  (4,160)
                                                                   -----------        -----------

                 Net cash provided by financing activities             701,895          1,366,304
                                                                   -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (1,793,935)        (1,155,348)

CASH AND CASH EQUIVALENTS, BEG OF PERIOD                             2,181,121          5,676,360
                                                                   -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   387,186        $ 4,521,012
                                                                   ===========        ===========

Supplemental Disclosures of Noncash
Investing and Financing activities:

   Capital lease obligations                                       $   173,808
                                                                   ===========


See Notes to Condensed Consolidated Financial Statements

                                BIONUTRICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended January 31, 1998 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 1998. These financial statements should be read in conjunction with the Company's October 31, 1997 financial statements and accompanying notes thereto.

NOTE B - Net Loss per share is computed by dividing net loss by the weighted average number of common shares assumed outstanding during the presented periods. Options and warrants are excluded from the net loss per share calculation as they are anti-dilutive.

NOTE C - The Company raised $706,055 in capital through issuance of common stock during the three-month period ended January 31, 1998. This capital stock was issued at $5.00 and $8.00 per share. The shares at $5.00 were issued in connection with the exercise of stock options and totaled $41,655.

                  Subsequent to the three-month period ended January 31, 1998 the company raised $ 3,000,000 through the issuance of common stock at $ 7.25 a share.

NOTE D - New Accounting Pronouncements - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which specifies new computation, presentation and disclosure requirements. SFAS No. 128 will be effective for both interim and annual periods ending after December 15, 1997. Management believes that the adoption of SFAS No. 128 will not have a material impact on the earnings per share presented.

                                BIONUTRICS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

      Three-months ended January 31, 1998 compared with three-months ended
                               January 31, 1997.

RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations includes certain forward looking statements. When used in this report, the words "expects," "intends," "plans" and "anticipates" and similar terms are intended to identify forward looking statements that relate to the Company's future performance. Such statements involve risks and uncertainties. The Company's actual results may differ materially from the results discussed here. Factors that might cause such a difference include, but are not limited to, those discussed under "Business-Special Considerations" in the Company's Form 10KA.

Results of operations for the first quarter of fiscal 1998 as compared to 1997 reflect the activities of Bionutrics, Inc. in transition from a research and development mode to production and sales.

The company continued to rollout nationally its first product, evolvE(TM), during the quarter and also recognized sales from molecular distillation processing and production byproducts. Consolidated gross sales for the quarter ended January 31, 1998 were, $1,794,942 versus $0 for the same quarter in 1997. Of the reporting quarter sales, $921,583 was attributable to the sale of evolvE, $663,585 for molecular distillation processing and $209,774 for production byproducts. As of the end of the first quarter evolvE was distributed by leading drug and food chains and mass merchandisers throughout the United States. There were no evolvE revenues for the prior year as the company did not launch its first product until the second quarter of 1997.

Cost of sales for the quarter ended January 31, 1998 was $1,899,478 versus $0 for the same quarter in 1997. Cost of sales for the first quarter ended January 31, 1998 resulted in negative margins as the company had not achieved operating level efficiency primarily due to low volume activity at the West Monroe production location and start-up costs associated with product rollout of evolvE. The Company's manufacturing operations in West Monroe, Louisiana were idle for most of the first quarter of this year so as to utilize inventory built up in the fourth quarter of last year and to prepare for commodity production of rice bran oil in the second quarter. Curtailment of operations has resulted in cost savings recognized in the first quarter. The Company anticipates margins to improve with higher sales volume of evolvE and with the commencement of sales of commodity rice bran oil. Margins are also expected to improve with higher utilization levels of production facilities as the commodity rice bran oil is manufactured. No assurance can be given that the Company will achieve higher utilization.

Selling, general and administrative expenses for the quarter ended January 31, 1998 of $3,148,044 were $1,840,806 higher than that recognized for the same quarter in 1997 of $1,307,238. In addition to costs associated with the molecular distillation processing business acquired in the fourth quarter of 1997, this increase in expenses directly reflects costs associated with product rollout and infrastructure development. Significant increases were incurred for salaries, research, advertising and marketing, legal and consulting fees.

Other income for the quarter ended January 31, 1998 was $8,194 versus $55,755 for the same quarter for the prior year. The decreased income is attributable to decreased interest earnings from lower balances of cash.

Net loss increased to $(3,336,407), or $(0.19) per share for the quarter ended January 31, 1998 from $ (1,251,483), or $ (0.08) per share for the quarter ended January 31, 1997 due primarily to increased levels of expenses as outlined above offset in part by the introduction of sales of evolvE and revenues from molecular distillation processing and production byproducts.

                         LIQUIDITY AND CAPITAL RESOURCES


Net cash used in operating activities during the three-month period ended January 31, 1998 was $2,183,095 as compared to $1,672,381 during the same period in 1997. The increase in cash used is primarily due to increased expenses incurred in the rollout of the company's product evolvE and research and development efforts offset somewhat by sale of products and services as detailed in results of operations.

Net cash used in investing activities during the three-months ended January 31, 1998 was $312,735 as compared to $849,271 during the same period in 1997. These investment activities were largely related to manufacturing operations. The Company anticipates that additional investment in manufacturing operations will be required.

Net cash provided by financing activities totaled $701,895 for the three-month period ended January 31, 1998 versus $1,366,304 from the same period in 1997. This cash was provided primarily by the sale of common stock. Subsequent to the three-month period ended January 31, 1998 the company raised $3,000,000 through the issuance of common stock at $7.25 a share.

The Company's current cash resources, anticipated commitments for additional financing and expected cash flow from operations are projected to be sufficient to fund its capital needs for the next 12 months. The Company continues to seek additional capital though private equity, bank lines of credit and asset based financing including capital required to expand the business. There can be no assurance that such additional financing will be attainable, or attainable on terms acceptable to the Company. Such lack of capital could have a material adverse affect on the Company's business. Access by the company to additional capital would depend upon prevailing market conditions, and the financial condition of the Company at the time.

                                BIONUTRICS, INC.

                           PART II - OTHER INFORMATION


ITEM 2(c)                  Changes in Securities:

                           Sold 83,050 shares of common stock at $ 8.00 per share to 3 directors pursuant to 4 (2)



ITEM 6                     Exhibits and Reports on Form 8-K


                  (a)      Exhibits - none

                  (b)      Reports on Form 8-K

                           Form 8-K filed November 7, 1997 regarding acquisition of InCon Technologies Inc. and as amended by 8-KA filed January 30, 1997.

                                BIONUTRICS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Bionutrics, Inc.
                                                     (Registrant)


Dated:  March 16, 1998                             By:/s/George E. Duck, Jr.
                                                      ----------------------

                                                   Its: Vice President, Finance
                                                         Secretary and Treasurer