Form 10-Q
period 1998-04-30
BIONUTRICS INC
filed 1998-06-15
CIK 1030839

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
                                      1934


                        For Quarter Ended APRIL 30, 1998

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


YES     [X]       NO     [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                       OUTSTANDING AS OF JUNE 15, 1998
-----                                       -------------------------------
COMMON                                      18,329,381
PAR VALUE $.001 PER SHARE

                                BIONUTRICS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q







PART I. FINANCIAL INFORMATION                                               PAGE


     ITEM I.    Condensed Consolidated Financial Statements (Unaudited):

                    Consolidated Balance Sheets                                3

                    Consolidated Statements of Operations                      4

                    Consolidated Statements of Cash Flows                      5

                    Notes to Condensed Consolidated Financial
                    Statements                                                 6


     ITEM 2.    Management's Discussion and Analysis                           8




PART II. OTHER INFORMATION


     ITEM 2(c)  Changes in Securities                                         13

     ITEM 6     Exhibits and Reports on Form 8-K                              13

     SIGNATURE                                                                14

BIONUTRICS LOGO
CONSOLIDATED BALANCE SHEETS

                                                                        APRIL 30          OCTOBER 31,
                                                                          1998               1997
                                                                       (UNAUDITED)         (AUDITED)
                                                                     --------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $     52,049        $  2,181,121
  Trade receivables (net of allowance for bad debts of $36,289          2,440,045           2,334,719
        at April 30, 1998)
  Inventory                                                             1,142,855           1,407,760
  Prepaid expenses & other current assets                                 236,980             554,052
                                                                     --------------------------------
        Total Current Assets                                            3,871,929           6,477,652
                                                                     --------------------------------

PROPERTY, PLANT and EQUIPMENT (net of accumulated                       7,256,673           6,698,811
        depreciation of $851,498 and $258,357 respectively)

OTHER ASSETS, net of accumulated amortization:
  Goodwill                                                                549,778             563,878
  Patent applications and other related costs                             554,353             441,693
                                                                     --------------------------------
        Total Other Assets                                              1,104,131           1,005,571
                                                                     --------------------------------

TOTAL                                                                $ 12,232,733        $ 14,182,034
                                                                     ================================



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $  2,729,518        $  2,769,440
  Accrued liabilities                                                   1,474,088           2,033,567
  Current portion of notes payable & capital leases                     2,215,081             329,301
                                                                     --------------------------------
        Total Current Liabilities                                       6,418,687           5,132,308
                                                                     --------------------------------

LONG TERM LIABILITIES
  Notes payable & capital leases                                          141,077              13,407
                                                                     --------------------------------
        Total Liabilities                                               6,559,764           5,145,715
                                                                     --------------------------------

STOCKHOLDERS' EQUITY
  Common stock                                                             18,326              17,812
  Additional paid in capital                                           30,246,874          26,501,567
  Accumulated deficit                                                 (24,591,028)        (17,481,857)
  Common stock in treasury                                                 (1,203)             (1,203)
                                                                     --------------------------------
        Total Stockholders' Equity                                      5,672,969           9,036,319
                                                                     --------------------------------

TOTAL                                                                $ 12,232,733        $ 14,182,034
                                                                     ================================


See Notes to Condensed Consolidated Financial Statements

BIONUTRICS LOGO
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                   Three Months                             Six Months
                                                  Ended April 30                          Ended April 30
                                        ------------------------------------------------------------------------

                                                1998                1997                1998                1997
                                        ------------------------------------------------------------------------
GROSS SALES                             $  1,584,660        $    165,984        $  3,379,601        $    165,984

DISCOUNTS AND ALLOWANCES                      73,310              20,690             165,331              20,690
                                        ------------------------------------------------------------------------
  NET SALES                                1,511,350             145,294           3,214,270             145,294

COST OF SALES                              1,847,237             661,672           3,746,715             661,672
                                        ------------------------------------------------------------------------
  GROSS LOSS                                (335,887)           (516,378)           (532,445)           (516,378)
                                        ------------------------------------------------------------------------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES:                 3,411,021           2,038,797           6,559,064           3,346,034
                                        ------------------------------------------------------------------------
OTHER (EXPENSE) INCOME:                      (25,856)             71,173             (17,662)            126,928
                                        ------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR
  INCOME TAXES                            (3,772,764)         (2,484,002)         (7,109,171)         (3,735,484)
                                        ------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                         0                   0                   0                   0
                                        ------------------------------------------------------------------------
NET LOSS                                ($ 3,772,764)       ($ 2,484,002)       ($ 7,109,171)       ($ 3,735,484)
                                        ========================================================================
BASIC NET LOSS PER COMMON SHARE         ($      0.21)       ($      0.16)       ($      0.39)       ($      0.24)
                                        ========================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                        18,322,714          15,927,321          18,098,920          15,574,887
                                        ========================================================================


See Notes to Condensed Consolidated Financial Statements

BIONUTRICS LOGO
Consolidated Statements of Cash Flows
(Unaudited)
____________________________________________________________________________

                                                                          Six months
                                                                        Ended April 30
                                                                 ---------------------------
                                                                    1998           1997
                                                                 ---------------------------
OPERATING ACTIVITIES:
Net Loss                                                         ($7,109,171)   ($3,735,484)
Adjustments to reconcile net loss to cash used in operations
 Depreciation and amortization                                       619,581         38,225
 Expenses incurred in exchange for common stock                       63,750         25,000
 Expenses incurred for capital raising                               (94,135)             0
 Non-employee stock-based compensation                                70,152        428,500
Changes in operating assets and liabilities:
 Receivables-net                                                    (105,326)      (151,106)
 Inventory                                                           264,905       (328,881)
 Prepaid expenses and other current assets                           317,072       (176,546)
 Accounts payable and accrued liabilities                           (599,400)       785,973
                                                                  -------------------------
     Net cash used in operating activities                        (6,572,572)    (3,114,319)
                                                                  -------------------------

INVESTING ACTIVITIES:
Capital expenditures                                              (1,102,196)    (1,090,184)
Investment in joint venture                                                0       (400,000)
                                                                  -------------------------
     Net cash used in investing activities                        (1,102,196)    (1,490,184)
                                                                  -------------------------

FINANCING ACTIVITIES:
Net proceeds from issuance of stock                                3,706,055      6,983,676
Note issuance                                                      1,852,376              0
Repayment of notes payable & capital lease obligations               (12,735)             0
                                                                  -------------------------
     Net cash provided by financing activities                     5,545,696      6,983,676
                                                                  -------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (2,129,072)     2,379,173

CASH AND CASH EQUIVALENTS, BEG OF PERIOD                           2,181,121      5,676,360
                                                                  -------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   52,049     $8,055,533
                                                                  =========================
Supplemental Disclosures of Noncash Financing activities:

  Capital lease obligations                                       $  173,808
                                                                  ===========


            See Notes to Condensed Consolidated Financial Statements

                                BIONUTRICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the six-month period ended April 30, 1998 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 1998. These financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended October 31, 1997.

NOTE B - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares assumed outstanding during the presented periods. Options and warrants are excluded from the basic net loss per share calculation as they are anti-dilutive.


NOTE C - The Company raised $3,706,055 in capital through issuance of common stock during the six-month period ended April 30, 1998. This capital stock was issued at $5.00, $7.25 and $8.00 per share. The shares at $5.00 were issued in connection with the exercise of stock options and totaled $41,655. The shares issued at $7.25 a share represented $3,000,000 of the funds raised and were sold to Novartis Nutrition, a subsidiary of Novartis AG.

NOTE D - On March 23, 1998, the Company borrowed $1.5 million on a short-term basis, initially repayable on June 23, 1998. The lender has granted an extention to September 23, 1998. As security for the loan, the Company issued on March 23 a UCC-1 financing statement on assets of its subsidiary InCon Technologies and pledged 300,000 shares of company stock. Interest thereon accrues at 10% and 15% during the extention period. In connection with the extention the company will issue the bridge lender five-year warrants at $4.50 covering 25,000 shares.

NOTE E - Subsequent to the three month period ended April 30, 1998 the Company signed a memorandum of understanding ("MOU") to acquire Lipoprotein Technologies. The MOU also gives the Company the option to acquire and license certain technology held by companies affiliated with Lipoprotein. The transaction is subject to due diligence and mutual board approval.

         Lipoprotein is a privately held pharmaceutical development company with a drug candidate that addresses lowering LDL cholesterol and triglycerides and raising HDL cholesterol. Lipoprotein presently has an Investigational New Drug Application filed with the Food and Drug Administration and anticipates completion of phase III clinical trials in 1999.

                                BIONUTRICS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES CERTAIN FORWARD LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," "INTENDS," "PLANS" AND "ANTICIPATES" AND SIMILAR TERMS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS THAT RELATE TO THE COMPANY'S FUTURE PERFORMANCE. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED HERE. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "BUSINESS-SPECIAL CONSIDERATIONS" IN THE COMPANY'S FORM 10-K/A.

Three months ended April 30, 1998 compared with three months ended April 30, 1997.

RESULTS OF OPERATIONS

The results of operations for the second quarter of fiscal 1998 as compared to 1997 reflect Bionutrics, Inc. maturing into a company with national distribution of several products and services through three subsidiaries.

Consolidated gross revenues for the quarter ended April 30, 1998 were $1,585,000 versus $166,000 for the same quarter in 1997, summarized by subsidiary as follows:

                                                       FOR THE QUARTER ENDED
                                                             APRIL 30,
                  SUBSIDIARY                       ---------------------------
          --------------------------
                                                      1998             1997
                                                   ----------       ----------
          InCon Technologies                       $1,135,000             *

          Bionutrics Health Products                  415,000       $  166,000

          Nutrition Technology                         35,000             -
                                                   ----------       ----------

          TOTAL  CONSOLIDATED GROSS REVENUES       $1,585,000       $  166,000
                                                   ==========       ==========

          * - Acquired October 31, 1997


InCon Technologies gross sales are primarily attributed to molecular distillation of materials from a variety of customers as well as the sale of processing equipment. InCon was acquired by Bionutrics on October 31, 1997 and as such reflects no sales activity for the same quarter prior year.

Bionutrics Health Products continued to rollout nationally its first product, evolvE(TM), during the quarter. The revenues for the prior year reflects the initial launch of evolvE. As of the end of the second quarter evolvE, offered in three packages, was distributed by over 40,000 stores including many leading drug and food chains and mass merchandisers throughout the United States. Nonetheless, sales of evolvE have been less than anticipated because the Company was forced to cut back on budgeted advertising and promotion for the product owing to delays in raising capital during this period. The Company recognizes that a sustained advertising program is necessary to achieve growth in the evolvE product line, and that failure to show resulting positive sale results could have a negative impact on obtaining and maintaining distribution store accounts. The Company continues to seek additional capital to correct this situation.

Nutrition Technology's processing was idle during the quarter ended April 30,1998 in preparation for full scale production of edible rice bran oil planned to commence in the third quarter. Recent equipment purchases and other expenditures to this end, chiefly in the second quarter, have approximated $500,000. Gross sales reflected in this period represent byproducts sold out of inventory. No revenues were reflected for the comparison quarter as production just commenced and markets for byproducts were not yet established in 1997. The Company's edible rice bran oil byproduct is expected to have market advantages over competing oils such as soy, corn, canola and cottonseed owing to its superior stability, reduced trans fatty acids and rice bran oil's perceived health benefits.

Cost of sales for the quarter ended April 30, 1998 was $1,847,000 versus $662,000 for the same quarter in 1997. Cost of sales for the first quarter ended April 30, 1998 and 1997 resulted in negative margins as the company had not achieved operating level efficiency primarily due to low volume activity at the West Monroe production location and start-up costs associated with product rollout of evolvE. The Company's manufacturing operations in West Monroe, Louisiana were idle during the second quarter of this year to allow for installation of new, more efficient processing equipment and to prepare for commodity production of edible rice bran oil planned to commence in the third quarter. Curtailment of operations has resulted in cost savings recognized in the second quarter. The company anticipates margins to improve with the upgraded equipment and with the commencement of sales of commodity rice bran oil. Cost of sales for the second quarter of 1998 was negatively impacted by the one-time adjustment to inventory of $227,000 to reflect market value.

Selling, general and administrative expenses for the quarter ended April 30, 1998 of $3,411,000 were $1,372,000 higher than that recognized for the same quarter in 1997 of $2,039,000. In addition to costs associated with the InCon Technologies molecular distillation processing business acquired effective the first quarter of fiscal 1998, this increase in expenses directly reflects costs associated with product rollout and infrastructure development. Significant increases were incurred for salaries, research, advertising and marketing, legal and consulting fees.

Other expense for the quarter ended April 30, 1998 was $26,000 versus other income of $71,000 for the same quarter for the prior year. The decreased income is attributable to decreased interest earnings from lower balances of cash and interest incurred on borrowings.

Net loss increased to $3,773,000, or $0.21 per share for the quarter ended April 30, 1998 from $2,484,000, or $0.16 per share for the quarter ended April 30, 1997 due primarily to increased levels of expenses as outlined above offset in part by the sales of evolvE and revenues from molecular distillation processing and production byproducts.

Six months ended April 30, 1998 compared with six months ended April 30, 1997.

RESULTS OF OPERATIONS

Trends and comments as noted for the second quarter apply also to the six month year-to-date comparisons. Results of operations for the first six months of fiscal 1998 as compared to 1997 reflect the activities of Bionutrics, Inc. in transition from a research and development mode to production and sales.

Consolidated gross revenues for the six months ended April 30, 1998 were $3,380,000 versus $166,000 for the same period in 1997 and is summarized by subsidiary as follows:


                                            FOR THE SIX MONTHS ENDED
                                                   APRIL 30,
                                          ---------------------------
                SUBSIDIARIES
         ---------------------------         1998             1997
                                          ----------       ----------
         InCon Technologies               $1,798,000            *

         Bionutrics Health Products        1,336,000       $  166,000

         Nutrition Technology                246,000            -
                                          ----------       ----------

         TOTAL GROSS REVENUES             $3,380,000       $  166,000
                                          ==========       ==========


         * Acquired October 31, 1997

InCon Technologies gross sales are primarily attributed to molecular distillation of materials as well as the sale of processing equipment. One customer is expected to account for approximately 75% of InCon's business for 1998. InCon was acquired by Bionutrics on October 31, 1997 and as such reflects no sales activity for the first half of the prior year.

Bionutrics Health Products continued to rollout nationally its first product, evolvE(TM), during the six months ended April 30, 1998. The revenues for the prior year reflects the initial launch of evolvE.

Nutrition Technology's processing revenues were lower during the first half of 1998 because the plant was idle during the quarter ended April 30,1998 in preparation for full scale production of edible rice bran oil planned to commence in the third quarter. Gross sales reflected in this period represent byproducts sold out of inventory.

Cost of sales for the six months ended April 30, 1998 was $3,747,000 versus $662,000 for the same six-month period in 1997. Cost of sales for the six months ended April 30, 1998 and 1997 resulted in negative margins as the company had not achieved operating level efficiency primarily due to low volume activity at the West Monroe production location, evolvE sales volume and start-up costs associated with product rollout of evolvE.

Selling, general and administrative expenses for the six months ended April 30, 1998 of $6,559,000 were $3,213,000 higher than that recognized for the same quarter in 1997 of $3,346,000. In addition to costs associated with molecular distillation processing business acquired effective the first quarter of 1998, this increase in expenses directly reflects costs associated with product rollout and infrastructure development. Significant increases were incurred for salaries, research, advertising and marketing, legal and consulting fees.

Other expense for the six months ended April 30, 1998 was $18,000 versus other income of $127,000 for the same six months in the prior year. The decreased income is attributable to decreased interest earnings from lower balances of cash and interest incurred on borrowings.

Net loss increased to $7,109,000 or $0.39 per share for the six months ended April 30, 1998 from $3,735,000 or $0.24 per share for the six months ended April 30, 1997 due primarily to increased levels of expenses as outlined above offset in part by the sales of evolvE and revenues from molecular distillation processing and production by products.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the six-month period ended April 30, 1998 was $6,573,000 as compared to $3,114,000 during the same period in 1997. The increase in cash used is primarily due to losses as detailed in results from operations.

Net cash used in investing activities during the six months ended April 30, 1998 was $1,102,000 as compared to $1,490,000 during the same period in 1997. These investment activities were largely related to capital expenditures in the manufacturing operations. The Company anticipates that additional investment in manufacturing operations will be required. In 1997, investing activities also reflected $400,000 in a former joint venture with InCon Technologies.

Net cash provided by financing activities totaled $5,546,000 for the six-month period ended April 30, 1998 versus $6,984,000 from the same period in 1997. This cash was provided primarily by the sale of common stock for both years as well as short-term debt in the amount of $1,852,000 (including accrued interest) for the second quarter of 1998.

As previously reported, in October 1997 the Company issued 500,000 shares of restricted common stock at $8 per share pursuant to stock purchase agreements with two overseas investors, both of whom are related to an existing shareholder. Payment of the $4 million purchase price is evidenced by promissory notes requiring payment no later than August 1, 1998, having been extended by agreement from May 1, 1998. The share issuance is void under Nevada law if payment is not received, and for accounting purposes the notes are not booked as assets, and the shares so issued against promissory notes are not considered issued and outstanding until the notes are paid. No assurance is given by the Company that such notes will be paid, or paid on the extended due date.

In connection with the aforementioned stock sale to Novartis, in February 1998 the Company entered into a strategic alliance with Novartis to enable it to evaluate the Company's technology and rice bran - derived products for potential application as functional food ingredients The initial evaluation by Novartis is expected to take until December 1998, following which Novartis is expected to determine whether to increase its $3 million equity investment in the Company and pay fees to the Company in connection with entering into a longer-term research and license agreements. No assurance can be given that results of the initial evaluation will satisfy Novartis regarding use of the Company's evolvE product as a functional food ingredient, or that Novartis will determine to proceed and extend or expand its relationship with the Company.

The proposed Lipoprotein acquisition, which is subject to completion of due diligence and mutual board approval, would, be accomplished by merger chiefly with Company stock. Lipoprotein would offer the Company an early opportunity to have an approved pharmaceutical product for cardiovascular indications, which is directly in line with its overall strategy. In addition, Lipoprotein's technology would present an opportunity for the Company to develop its functional food and expand its dietary supplement business.

The Company's current cash resources and expected cash flow from operations will not be sufficient to fund its operational needs for the balance of fiscal 1998. Therefore, the Company continues to seek additional capital though private equity, bank lines of credit and asset based financing including capital required to expand the business. The Company has recently entered into an engagement agreement with a major banking institution to identify substantial bridge financing preparatory to permanent private equity financing. A director will loan the Company $1 million to be used for additional working capital pending such bridge financing. There can be no assurance that such additional financing will be attainable, or attainable on terms acceptable to the Company. Access by the company to additional capital will depend substantially upon prevailing market conditions, and the financial condition of and prospects for the Company at the time.

                                BIONUTRICS, INC.

                           PART II - OTHER INFORMATION


ITEM 2(c)                  Changes in Securities:

                           413,793 shares of common stock sold to Novartis at $7.25 a share, pursuant to section 4 (2) of the 1933 Act. 10,000 shares of common stock issued at $6.375 per share for financial advisory services to The Shemano Group pursuant to section 4 (2) of the 1933 Act.




ITEM 6            Exhibits and Reports on Form 8-K


                  (a)       Exhibits - none

                  (b)       Reports on Form 8-K  - none

                                BIONUTRICS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Bionutrics, Inc.
                                               ----------------
                                                 (Registrant)


Dated:  June 15, 1998                       By:/s/George E. Duck, Jr.
                                               ----------------------

                                                    Its: Vice President, Finance
                                                         Secretary and Treasurer