Form 10-Q
period 1998-07-31
BIONUTRICS INC
filed 1998-09-04
CIK 1030839

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
                                     OF 1934


                         For Quarter Ended JULY 31, 1998

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES  /X/     NO  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                               OUTSTANDING AS OF SEPTEMBER 4, 1998
-----                               -----------------------------------
COMMON                              18,329,381
PAR VALUE $.001 PER SHARE

                                BIONUTRICS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


PART I. FINANCIAL INFORMATION                                               PAGE
    ITEM I. Condensed Consolidated Financial Statements (Unaudited):

                  Consolidated Balance Sheets                                3

                      Consolidated Statements of Operations                  4

                      Consolidated Statements of Cash Flows                  5

                  Notes to Condensed Consolidated Financial
                  Statements                                                 6


     ITEM 2.      Management's Discussion and Analysis                       8




Part II. Other Information

     ITEM 1       Legal Proceedings                                         14

     ITEM 2(c)    Changes in Securities                                     14

     ITEM 6       Exhibits and Reports on Form 8-K                          14

     SIGNATURE                                                              15

BIONUTRICS

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                            JULY 31,           OCTOBER 31,
                                                                              1998               1997
                                                                         ------------        ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $    511,927        $  2,181,121
  Trade receivables (net of allowance for bad debts of $42,155              2,609,152           2,334,719
            at July 31, 1998)
  Inventory                                                                   934,294           1,407,760
  Prepaid expenses & other current assets                                     139,944             554,052
                                                                         ------------        ------------
            Total Current Assets                                            4,195,317           6,477,652
                                                                         ------------        ------------

PROPERTY, PLANT and EQUIPMENT (net of accumulated                           7,436,332           6,698,811
             depreciation of $1,117,050 and $258,357 respectively)

OTHER ASSETS, net of accumulated amortization:
  Goodwill                                                                    542,727             563,878
  Patent applications and other related costs                                 548,182             441,693
                                                                         ------------        ------------
            Total Other Assets                                              1,090,909           1,005,571
                                                                         ------------        ------------

TOTAL                                                                    $ 12,722,558        $ 14,182,034
                                                                         ============        ============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $  4,026,880        $  2,769,440
  Accrued liabilities                                                       2,000,188          2,033,567
  Current portion of notes payable & capital leases                         3,588,536             329,301
                                                                         ------------        ------------
            Total Current Liabilities                                       9,615,604           5,132,308
                                                                         ------------        ------------

LONG TERM LIABILITIES
  Notes payable & capital leases                                              130,596              13,407
                                                                         ------------        ------------
            Total Liabilities                                               9,746,200           5,145,715
                                                                         ------------        ------------

STOCKHOLDERS' EQUITY
  Common stock                                                                 18,326              17,812
  Additional paid in capital                                               30,201,950          26,501,567
  Accumulated deficit                                                     (27,242,715)        (17,481,857)
  Common stock in treasury                                                     (1,203)             (1,203)
                                                                         ------------        ------------
            Total Stockholders' Equity                                      2,976,358           9,036,319
                                                                         ------------        ------------

TOTAL                                                                    $ 12,722,558        $ 14,182,034
                                                                         ============        ============


See Notes to Condensed Consolidated Financial Statements

BIONUTRICS
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                 Three Months                            Nine Months
                                                 Ended July 31                          Ended July 31
                                        --------------------------------        --------------------------------
                                            1998                1997                1998                1997
                                        ------------        ------------        ------------        ------------
GROSS REVENUES                          $  1,767,295        $  1,668,285        $  5,146,896        $  1,834,269

DISCOUNTS AND ALLOWANCES                     115,740             315,276             281,071             335,966
                                        ------------        ------------        ------------        ------------

     NET REVENUES                          1,651,555           1,353,009           4,865,825           1,498,303

COST OF SALES                              1,921,232           2,102,049           5,667,947           2,763,721
                                        ------------        ------------        ------------        ------------

     GROSS LOSS                             (269,677)           (749,040)           (802,122)         (1,265,418)
                                        ------------        ------------        ------------        ------------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES:                 2,318,254           2,996,848           8,877,319           6,342,882
                                        ------------        ------------        ------------        ------------


OTHER (EXPENSE) INCOME:                      (63,755)             97,015             (81,417)            223,943
                                        ------------        ------------        ------------        ------------

LOSS BEFORE PROVISION FOR
  INCOME TAXES                            (2,651,686)         (3,648,873)         (9,760,858)         (7,384,357)
                                        ------------        ------------        ------------        ------------

PROVISION FOR INCOME TAXES                         0                   0                   0                   0
                                        ------------        ------------        ------------        ------------

NET LOSS                                 ($2,651,686)        ($3,648,873)        ($9,760,858)        ($7,384,357)
                                        ============        ============        ============        ============




NET LOSS PER COMMON SHARE-BASIC               ($0.14)             ($0.22)             ($0.54)             ($0.47)
                                        ============        ============        ============        ============


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                        18,329,381          16,227,993          18,175,741          15,792,589
                                        ============        ============        ============        ============


See Notes to Condensed Consolidated Financial Statements

BIONUTRICS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              Nine months
                                                                             Ended July 31
                                                                    ------------------------------
OPERATING ACTIVITIES:                                                   1998               1997
                                                                    -----------        -----------
Net Loss                                                            ($9,760,858)       ($7,384,357)
Adjustments to reconcile net loss to cash used in operations:
  Depreciation and amortization                                         898,354            100,808
  Expenses incurred in exchange for common stock                         63,750            174,996
  Loss on disposal of asset                                                   0                237
  Consulting fees incurred for capital raising                         (224,135)                 0
  Non-employee stock-based compensation                                 105,228            428,500
Changes in operating assets and liabilities:
  Receivables-net                                                      (274,433)        (1,040,566)
  Inventory                                                             473,466           (815,516)
  Prepaid expenses and other current assets                             414,109           (105,784)
  Accounts payable and accrued liabilities                            1,224,060          1,424,594
                                                                    -----------        -----------

            Net cash used in operating activities                    (7,080,459)        (7,217,088)
                                                                    -----------        -----------

INVESTING ACTIVITIES:
Capital expenditures                                                 (1,547,405)        (1,413,177)
Disposal of fixed asset                                                       0              5,706
Investment in joint venture                                                   0           (400,000)
                                                                    -----------        -----------

            Net cash used in investing activities                    (1,547,405)        (1,807,471)
                                                                    -----------        -----------

FINANCING ACTIVITIES:
Net proceeds from issuance of stock                                   3,756,055          7,368,511
Note issuance                                                         3,225,000                  0
Repayment of notes payable & capital lease obligations                  (22,385)                 0
                                                                    -----------        -----------

            Net cash provided by financing activities                 6,958,670          7,368,511
                                                                    -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (1,669,194)        (1,656,048)

CASH AND CASH EQUIVALENTS, BEG OF PERIOD                              2,181,121          5,676,360
                                                                    -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   511,927        $ 4,020,312
                                                                    ===========        ===========

Supplemental Disclosures of Noncash
Financing activities:

   Capital lease obligations                                        $   173,808
                                                                    ===========


See Notes to Condensed Consolidated Financial Statements

                                BIONUTRICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - The accompanying unaudited Condensed Consolidated Financial Statements of Bionutrics, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month and nine-month periods ended July 31, 1998 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 1998. These financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended October 31, 1997.

NOTE B - Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the presented periods. Options and warrants are excluded from the basic net loss per share calculation, as they are anti-dilutive.

NOTE C - The Company raised $3,756,055 in capital through the issuance of common stock and sale of warrants during the nine-month period ended July 31, 1998. The capital stock was issued at $5.00, $7.25 and $8.00 per share. The shares at $5.00 were issued in connection with the exercise of stock options and totaled $41,655. The shares issued at $7.25 represented $3,000,000 of the funds raised and were sold to Novartis Nutrition, a subsidiary of Novartis AG. The shares at $8.00 were issued to a director and totaled $500,000.

NOTE D - The Company borrowed $3,225,000 on a short term basis, $1,725,000 from two directors and $1,500,000 from a financial institution.

            The loans from directors are demand loans and bear interest at the rate of 9.50% annually and were granted to the Company as a bridge loan pending permanent financing.

            The $1,500,000 borrowed from a financial institution was granted as a short term bridge pending permanent financing and was repayable on June 23, 1998, prior to when such financing was anticipated. After such and other financing did not close prior to the expiration of bridge lender extensions, on July 22, 1998 the financial institution initiated legal action in the United States District Court, Southern District of New York. Subsequent to quarter end, the Company closed on a portion of a replacement financing and repaid $500,000 of the bridge loan in exchange for an extension in the date to answer the legal action initiated by the lender to September 20, 1998. The Company anticipates repayment of the entire balance, plus accrued interest and costs, by this date. The warrants referred to in the second quarter 10-Q, with regard to the bridge loan extension, were not issued.

NOTE E - Subsequent to the period ended July 31, 1998, the Company announced an $8 million transaction with AC Humko. The transaction consists of three components: (1) sale of Bionutrics stock, $4 million (2,000,000 shares at $2/share), (2) sale of rice bran oil processing technology, $2 million, and (3) sale of certain rice bran oil processing assets, $ 2 million.

            With regard to the rice bran technology sale, AC Humko's rights are restricted to the use and practice of such technology in its assigned field of use in North America.

            The first two components closed on August 14, 1998 and a $6 million payment was made to Bionutrics. The proposed sale of hard assets will be made upon completion of due diligence by AC Humko, and final documentation of the asset purchase agreement.

            As part of the transaction, AC Humko received 2 million warrants to purchase Bionutrics' common stock exercisable at $2 per share for 2 years.

            The Company, as part of the proposed hard asset sale transaction, will acquire a perpetual profit-sharing interest in AC Humko's rice bran oil and rice derived products business and AC Humko will supply the patented rice bran-derived Clearesterol(TM) ingredient used in the evolvE(R) product. For 24 months, the Company has agreed to purchase, at a fixed price, all of AC Humko's output of rice bran oil distillate.

NOTE F -    The Company had a memorandum of understanding to acquire
            Lipoprotein Technologies, which has elapsed due to passage of time. The Company may evaluate opportunities with Lipoprotein Technologies at a future date.

NOTE G - The Company is presently assessing its exposure to year 2000 issues. Internally it has been determined that systems are capable of handling the new millennium. With regard to key suppliers and strategic partners a letter requesting the status of year 2000 readiness has been distributed. Although not all recipients have responded as yet, those that have stated they are prepared or have taken steps to be prepared. As a complete assessment has not yet been achieved, the Company's state of readiness, cost if any to address the company's year 2000 issues, risks and contingency plans are not yet known.


                                BIONUTRICS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

      THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES CERTAIN FORWARD LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," "INTENDS," "PLANS" AND "ANTICIPATE" AND SIMILAR TERMS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS THAT RELATE TO THE COMPANY'S FUTURE PERFORMANCE. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED HERE. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "BUSINESS-SPECIAL CONSIDERATIONS" IN THE COMPANY'S FORM 10-K/A.

Three months ended July 31, 1998 compared with three months ended July 31, 1997.

RESULT OF OPERATIONS

      The results of operations for the third quarter of fiscal 1998 as compared to 1997 reflect Bionutrics, Inc. maturing into a company with national distribution of several products and services through three subsidiaries.

      Consolidated gross revenues for the quarter ended July 31, 1998 were $1,767,000 versus $1,668,000 for the same quarter in 1997, summarized by subsidiary as follows (intercompany sales excluded):

                                                   FOR THE QUARTER ENDED
                                                        JULY 31,
                                                 ---------------------
            SUBSIDIARY                           1998             1997
            ----------                           ----             ----
      InCon Technologies                      $1,115,000                *

      Bionutrics Health Products                 600,000       $1,536,000

      Nutrition Technology                        52,000          132,000
                                              ----------       ----------

      Total Consolidated Gross Revenues       $1,767,000       $1,668,000
                                              ==========       ==========


      * Acquired October 31, 1997

InCon Technologies gross revenues are primarily attributed to molecular distillation of materials from a variety of customers. InCon was acquired by Bionutrics on October 31, 1997 and accordingly no revenues are shown for the same quarter of the prior year.


Bionutrics Health Products continued to rollout nationally its first product, evolvE(R), during the quarter. The revenues for the prior year reflect the initial launch of evolvE(R). As of the end of the third quarter, evolvE(R), offered in three packages, was distributed by over 40,000 stores including many leading drug and food chains and mass merchandisers throughout the United States. Nonetheless, sales of evolvE(R) have been less than anticipated and substantially less than the same quarter last year because the Company was forced to cut back on budgeted advertising and promotion for the product due to delays in raising capital during this and prior periods. The Company recognizes that a sustained advertising program is necessary to achieve growth in the evolvE(R) product line, and that failure to show positive sales results will have a negative impact on obtaining and maintaining distribution store accounts. The Company is seeking a partner to provide the resources needed to properly market and promote the evolvE(R) brand. The Company is engaged in early discussions with several potential partners involving the present and future brand products.

Nutrition Technology's processing in West Monroe, LA was idle during the quarter ended July 31, 1998 in preparation for full scale production of edible rice bran oil, originally planned to commence this quarter. This delay in production is chiefly attributable to the delay in raising capital. Gross revenues reflected in this period represent byproducts sold out of inventory. Revenues reflected for the same prior year quarter represent sale of byproducts from manufacturing operations which had commenced during this period last year for the production of evolvE(R). Subsequent to the quarter end, the Company entered into an alliance with AC Humko. The alliance had many elements, as outlined in Note E. Portions that impact production and Nutrition Technology are that AC Humko will supply future requirements of clearesterol and intends to acquire certain rice bran oil processing assets.

Cost of sales for the quarter ended July 31, 1998 was $1,921,000 versus $2,102,000 for the same quarter in 1997. Cost of sales for the quarter ended July 31, 1998 and 1997 resulted in negative margins as the company had not achieved operating level efficiency primarily due to low volume activity at the West Monroe production location and start-up costs associated with product rollout of evolvE(R). As noted above, the Company's manufacturing operations in West Monroe, Louisiana were idle during the third quarter of this year to allow for installation of new, more efficient processing equipment and prepare for commodity production of edible rice bran oil, originally planned to commence in the third quarter of 1998. Curtailment of operations has resulted in cost savings recognized in the third quarter of 1998. As a result of the alliance with AC Humko, the company anticipates margins to improve due to the lower cost of evolvE(R) product ingredients.

Selling, general and administrative expenses for the quarter ended July 31, 1998 of $2,318,000 were $679,000 lower than that recognized for the same quarter in 1997 of $2,997,000. Although activities associated with InCon Technologies' molecular distillation processing business increased costs, they were more than offset by reduction in promotion and advertising expenditures for the evolvE(R) product due to financial constraints.

Other expense for the quarter ended July 31, 1998 was $64,000 versus other income of $97,000 for the same quarter for the prior year. The decreased income is attributable to decreased interest earnings from lower balances of cash, and interest incurred on borrowings.

Net loss decreased to $2,652,000, or $0.14 per share for the quarter ended July 31, 1998 from $3,649,000, or $0.22 per share for the quarter ended July 31, 1997 due primarily to lower expenses as outlined above.

Nine months ended July 31, 1998 compared with nine months ended July 31, 1997.

RESULTS OF OPERATIONS

Trends and comments as noted for the third quarter apply also to the nine month year-to-date comparisons. Results of operations for the first nine months of fiscal 1998 as compared to 1997 reflect the activities of Bionutrics, Inc. in transition from a research and development mode to production and sales.

Consolidated gross revenues for the nine months ended July 31, 1998 were $5,147,000 versus $1,834,000 for the same period in 1997 and are summarized by subsidiary as follows (intercompany sales excluded):

                                            FOR THE NINE MONTHS ENDED
                                                       JULY 31,
                                              ---------------------
            SUBSIDIARIES                      1998             1997
            ------------                      ----             ----
      InCon Technologies                   $2,913,000                *

      Bionutrics Health Products            1,937,000       $1,702,000

      Nutrition Technology                    297,000          132,000
                                           ----------       ----------

      Total Consolidated Gross Revenues    $5,147,000       $1,834,000
                                           ==========       ==========

      *- Acquired October 31, 1997

InCon Technologies gross revenues are primarily attributed to molecular distillation toll processing as well as the sale of processing equipment. One company, with multiple groups using InCon's services, is expected to account for approximately 75% of InCon's business for 1998. InCon was acquired by Bionutrics on October 31, 1997 and accordingly no revenues are shown for the same period of the prior year.

Bionutrics Health Products continued to rollout nationally its first product, evolvE(R), during the nine months ended July 31, 1998. The revenues for the prior year reflect the initial launch of evolvE(R).

Nutrition Technology's processing revenues were higher during the first nine months of 1998 as compared to the same period of the prior year. Gross revenues reflected in this period represent byproducts sold out of inventory. Higher sales during the first nine months of 1998 reflect greater availability of inventory and customer base versus the same period in 1997. The plant has been idle for the majority of the fiscal year-to-date in preparation for full scale production of edible rice bran oil, which has not commenced.

Cost of sales for the nine months ended July 31, 1998 was $5,668,000 versus $2,764,000 for the same nine-month period in 1997. The increase in cost of sales is primarily due to increased sales volume. It should also be noted that cost of sales for the nine months ended July 31, 1998 and 1997 resulted in negative margins as the company had not achieved operating level efficiency primarily due to low volume activity at the West Monroe production location, low evolvE(R) sales volume and start-up costs associated with product rollout of evolvE(R).

Selling, general and administrative expenses for the nine months ended July 31, 1998 of $8,877,000 were $2,534,000 higher than that recognized for the same period in 1997 of $6,343,000. In addition to costs associated with the molecular distillation processing business acquired effective the first quarter of 1998, this increase in expenses directly reflects costs associated with product rollout and infrastructure development. Significant increases were incurred for salaries, advertising and marketing.

Other expense for the nine months ended July 31, 1998 was $81,000 versus other income of $224,000 for the same nine months in the prior year. The decreased income is attributable to decreased interest earnings from lower balances of cash, and interest incurred on borrowings.

Net loss increased to $9,761,000 or $0.54 per share for the nine months ended July 31, 1998 from $7,384,000 or $0.47 per share for the nine months ended July 31, 1997, due primarily to increased levels of expenses as outlined above offset, in part, by the sales of evolvE(R) and revenues from molecular distillation processing and production byproducts sales.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the nine-month period ended July 31, 1998 was $7,080,000 as compared to $7,217,000 during the same period in 1997. Although net losses for the nine month period ended July 31, 1998 were substantially higher than the same period for the prior year, changes in operating assets and liabilities essentially offset this variation. This offset is due primarily to lower inventory and higher accounts payable levels.

Net cash used in investing activities during the nine months ended July 31, 1998 was $1,547,000 as compared to $1,807,000 during the same period in 1997. These investment activities were largely related to capital expenditures in manufacturing operations. The Company anticipates that additional investment in manufacturing operations will be required at InCon. In 1997, investing activities also reflected $400,000 invested in a former joint venture with InCon Technologies.

Net cash provided by financing activities totaled $6,959,000 for the nine-month period ended July 31, 1998 versus $7,369,000 from the same period in 1997. This cash was provided primarily by the sale of common stock for both years as well as the issuance of short-term debt in the amount of $3,225,000 in 1998.

As previously reported, in October 1997, the Company issued 500,000 shares of restricted common stock at $8 per share pursuant to stock purchase agreements with two overseas investors, both of whom are related to an existing shareholder. Payment of the $4 million purchase price was evidenced by promissory notes requiring payment no later than August 1, 1998, having been extended by agreement from May 1, 1998. The share issuance is void under Nevada law if payment is not received, and for accounting purposes the notes were not booked as assets, and the shares issued against promissory notes are not considered issued and outstanding until the notes are paid. Subsequent to the nine months ended July 31, 1998, the Company has been advised by the investors that due to economic conditions in Southeast Asia where they are based, they will not honor the terms of the promissory notes. The Company is considering what course of action it can pursue.

In connection with the aforementioned stock sale to Novartis in Note C, in February 1998, the Company entered into a strategic alliance with Novartis to enable it to evaluate the Company's technology and rice bran - derived products for potential application as functional food ingredients. The initial evaluation by Novartis is expected to take until December 1998, following which Novartis is expected to determine whether to increase its $3 million equity investment in the Company and pay fees to the Company in connection with entering into long-term research and license agreements. No assurance can be given that results of the initial evaluation will satisfy Novartis regarding use of the Company's evolvE(R) product as a functional food ingredient, or that Novartis will determine to proceed and extend or expand its relationship with the Company.

Subsequent to the period ended July 31, 1998, the Company announced an $8 million transaction with AC Humko. The transaction consists of three components:
(1) sale of Bionutrics stock, $4 million (2,000,000 shares at $2/share), (2) sale of rice bran oil processing technology, $2 million, and (3) sale of certain rice bran oil processing assets, $ 2 million.

The first two components closed on August 14, 1998 and a $6 million payment was made to Bionutrics. The proposed sale of hard assets will be made upon completion of due diligence by AC Humko, and final documentation of the asset purchase agreement.

The Company's current cash resources, expected cash flow from operations and the proposed sale of rice bran oil processing assets to AC Humko may not be sufficient to fund its operational needs for the next 12 months, without an increase in projected revenues. Therefore, the Company continues to seek additional capital through private equity, bank lines of credit and asset based financing. There can be no assurance that such additional financing will be attainable, or attainable on terms acceptable to the Company. Access by the company to additional capital will depend substantially upon prevailing market conditions, and the financial condition of and prospects for the Company at the time.

                                BIONUTRICS, INC.

                           PART II - OTHER INFORMATION


ITEM 1            Legal proceedings:



                  The response contained in Note D is incorporated by reference herein.



ITEM 2(c)         Changes in Securities:


                  2,000,000 shares of common stock issued at $2.00 per share pursuant to the stock purchase agreement with AC Humko in reliance on the exemption provided by section 4(2) of the Securities Act of 1933.



                  2,000,000, 2 year warrants to purchase common stock at $2.00 per share issued to AC Humko in reliance on the exemption provided by section 4(2) of the Securities Act of 1933.

ITEM 6            Exhibits and Report on Form 8-K


            (a)   Exhibits - None



            (b)   Reports on Form 8-K - August 31, 1998

                                BIONUTRICS, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Bionutrics, Inc.
                                                (Registrant)


Dated:  September 4, 1998                       By:/s/George E. Duck, Jr.
                                                   ----------------------



                                                Its: Vice President, Finance
                                                      Secretary and Treasurer
                                                      (Principal Financial
                                                        Officer)