Form 10-K405
period 1998-10-31
BIONUTRICS INC
filed 1999-01-29
CIK 1030839

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998        COMMISSION FILE NUMBER 0-22011

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of January 15, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock as of such date on the Nasdaq SmallCap Market, was $27,989,132. No other capital stock is outstanding. Shares of Common Stock held by each officer and director and by each person who owned 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and may not apply for other purposes.

     As of January 15, 1999, there were 20,355,732 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I......................................................    2
  ITEM 1.   BUSINESS........................................    2
  ITEM 2.   PROPERTIES......................................   20
  ITEM 3.   LEGAL PROCEEDINGS...............................   20
  ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY
     HOLDERS................................................   21

PART II.....................................................   21
  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.....................   21
  ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA............   22
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS...   22
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....   26
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.............   26

PART III....................................................   26
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
     REGISTRANT.............................................   26
  ITEM 11.  EXECUTIVE COMPENSATION..........................   26
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT..................................   27
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
     TRANSACTIONS...........................................   27

PART IV.....................................................   27
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K.............................   27
SIGNATURES..................................................   29
FINANCIAL STATEMENTS........................................  F-1

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Bionutrics, Inc. ("Bionutrics" or the "Company"), is a biopharmaceutical company founded to discover and develop novel, biologically active compounds from natural sources. The Company's strategic focus is to promote its discovered active compounds initially as proprietary ingredients for functional nutrition, that is, dietary supplements and functional foods, and subsequently to develop these compounds as ethical drug candidates. Bionutrics sources these active compounds from food commodity processing by-product streams. These sources are available in large quantities and contain potentially high value nutritional ingredients. Bionutrics has developed specific capabilities in engineering of processing technologies for the separation of active ingredients from natural sources. This technology provides Bionutrics the advantage of access to proprietary active ingredients at relatively low cost. The launch of functional nutrition ingredients is expected to allow the Company to generate early revenue and reduce the need to raise new capital while it pursues the development and regulatory approval of drug candidates. The Company intends to execute its plan through strategic manufacturing and marketing partnerships.

     The specific combination of composition discovery, clinical research, process engineering, equipment design, and consumer marketing research skills positions Bionutrics to leverage these competencies into partnerships with larger companies and exploit raw material sources and market opportunities. To this end, in 1998 the Company entered into strategic partnerships with Novartis Nutrition to explore functional food market opportunities and with ABF to manufacture and supply the Company with rice milling by-products. The Company intends to extend this business model to other food commodity processing by-product streams where its core competency and strategic partners provide product access, processing and marketing advantages.

     The Company's three primary subsidiaries are: LipoGenics, Inc. ("LipoGenics"), InCon Technologies Inc. ("InCon"), and Bionutrics Health Products, Inc. ("Health Products"). LipoGenics serves as the product research arm of the Company with a focus on the discovery and development of active compounds for both drugs and functional nutrition. InCon, acquired by the Company in October 1997, provides engineering and design for compound recovery systems and ingredient processing. Health Products is the market research and product positioning company charged to deliver new functional nutrition ingredients to marketing partners. In addition, the Company has three inactive subsidiaries, InCon International, Ltd., Nutrition Technology Corporation, and Cosmedics, Inc.

     The Company has developed its first functional nutrition product, Clearesterol(TM), a patented all-natural ingredient for cardiovascular health extracted from rice bran oil. Clearesterol(TM) belongs to a new class of vitamin E compounds called tocotrienols. Clearesterol(TM) is the active ingredient in evolvE(R), the Company's first dietary supplement. The Company intends to develop other functional nutrition products utilizing its core competency and patent protected positions to market these applications through its marketing partners.

     Bionutrics was incorporated in Nevada in 1990. All its subsidiaries are organized in Delaware except InCon International, which is organized in the British Virgin Islands, and Nutrition Technology Corporation, which is organized in Nevada. References herein to Bionutrics or the Company are to the parent corporation and its subsidiaries except where otherwise indicated. The Company maintains its principal offices at 2425 East Camelback Road, Suite 650, Phoenix; its telephone number is (602) 508-0112.

STRATEGY

     The Company's goal is to become a recognized leader in the provision of medicines and other health products based on natural, biologically active compounds. To accomplish this goal the Company intends to exploit and build on its present core competency, that is, the combination of composition discovery, clinical research, process engineering, equipment design and consumer research skills, to deliver new products to the market. To achieve its goal the Company intends to employ the following strategies:

     - Target raw material sources for new compounds from food commodity processing by-products. Commodity food processing facilities worldwide produce vast quantities of potentially highly valuable by-product streams that contain both active micronutrient compounds and macronutrient commodities. Certain of these low cost by-products can be processed with the Company's proprietary technology to render functional nutrition ingredients and ethical drug candidates.

     - Execute this strategy through the marriage of global food processing and marketing partners. Bionutrics intends to leverage its core competency by partnering with companies possessing key resources including capital, by-product access, marketing infrastructure and a compatible technical base of operations.

     - Focus initially on the launch of functional nutrition ingredients to generate early revenue, reduce risk and limit the need for new capital. Research of biologically active compounds is expected to result in the development of additional products appropriate for multiple applications. Ingredients for dietary supplements with nutritional support claims can be brought to market in the United States without the costly and time-consuming regulatory approval process required for drugs. As a consequence, the Company has the opportunity to develop and market biologically active products within the rules regulating dietary supplements, while drug and disease claim products are being developed and submitted for regulatory approval. LipoGenics will pursue drug and functional food applications, while Health Products will market dietary supplement applications through marketing partners.

     - Obtain regulatory approval for and market acceptance of ethical and over-the-counter drugs. LipoGenics is expected with strategic partners to be identified to conduct research and development of proprietary pharmaceuticals -- both ethical and over-the-counter -- with the objective of seeking and obtaining regulatory approval and commercial acceptance for cardiovascular and other health-related products under consideration. LipoGenics expects to file its first investigational new drug (IND) application in fiscal 1999. FDA approvals and clinical studies along with marketing efforts for approved drug products will be carried out with strategic joint venture partners to be identified.

STRATEGIC ALLIANCES WITH NOVARTIS NUTRITION AND ABF

     To best utilize its core competency and leverage and exploit its proprietary science and related patents, Bionutrics entered into strategic partnerships with Novartis Nutrition and ABF North America ("ABF") in 1998. Novartis Nutrition and ABF's subsidiary AC Humko have each made a significant capital investment in the Company. Bionutrics intends to pursue the expansion of these and to pursue additional partnerships as it attempts to develop its business model and grow the Company.

  Novartis Alliance

     In February 1998, Bionutrics and Novartis Nutrition entered into an alliance to test the feasibility of using Bionutrics's proprietary Clearesterol(TM) as a functional food ingredient. Novartis Nutrition acquired exclusive worldwide rights to evaluate the Company's Clearesterol(TM) complex for potential application as a functional food ingredient. The evaluation right was acquired as part of a $3 million stock investment in Bionutrics. Novartis Nutrition is a division of Novartis AG, Bern, Switzerland, a world leader in life sciences with core businesses in healthcare, agribusiness and nutrition. Novartis Group sales for 1997 were $21.6 billion of which $4.1 billion were achieved in the nutrition sector. Novartis AG research in 1997 accounted for $2.1 billion.

     Evaluation by Novartis of Clearesterol(TM) is ongoing. Future additional funding from Novartis will depend on an assessment by Novartis of the market potential of Clearesterol(TM) or other potential Bionutrics's functional nutrition products.

  ABF Alliance

     In 1998, Bionutrics and ABF entered into an alliance to produce and market certain rice bran based food and functional nutrition products. AC Humko acquired for $2 million Bionutrics's rice bran processing technology for use in North America. AC Humko is the former edible oil processing division of Kraft Foods and today is a subsidiary of ABF North America, the U.S. subsidiary of Associated British Foods Plc, with 1997 revenues of $8.5 billion. The technology acquisition was part of a contemporaneous $4 million stock investment in Bionutrics and a subsequent purchase for approximately $2.5 million of certain oil processing assets from Bionutrics subsidiary Nutrition Technology Corporation plant in West Monroe, Louisiana, which closed on October 1, 1998. Although this transaction related specifically to the exploitation of rice bran and derivative products, Bionutrics and ABF are exploring additional food processing by-product streams for potential future joint development efforts.

     The technology transfer of the rice bran transaction gives AC Humko the exclusive right to use and practice Bionutrics's proprietary rice bran processing technology in North America, with Bionutrics retaining the right to use and practice the technology worldwide other than in North America. Bionutrics retains under the AC Humko agreement the right to use and practice certain related technology within North America, but only in its reserved field of use. The Bionutrics reserved field of use is comprised of all use and practice of the technology (a) within North America for composition of matter, methods for treating or preventing disease and all processes not included in the AC Humko field of use for North America and (b) for any purpose worldwide other than in North America.

     The AC Humko assigned field of use refers to the processing in North America of rice, rice bran, rice bran protein, rice bran oil and other rice bran processing, but excludes processing steps subsequent to oil refining. Bionutrics has also assigned to AC Humko its intellectual property relating to stabilization developed, conceived or reduced to practice by it during the ten-year period following the agreement. For intellectual property within AC Humko's field of use other than stabilization technology, it has an option to obtain Bionutrics's intellectual property developed, conceived or reduced to practice by it during the ten-year period following the agreement on terms to be agreed by Bionutrics and AC Humko. As with the initial transfer, such subsequently transferred intellectual property would be restricted to use and practice by AC Humko in North America solely with respect to its assigned field of use.

     The technology agreement term is for the life of the covered patents currently or hereafter acquired for use by AC Humko. During the term of the agreement Bionutrics has agreed not to control or participate in any business competitive with the business practiced by AC Humko pursuant to the agreement. For its part, AC Humko has agreed not to control or participate in any business that markets or sells Clearesterol(TM) in North America.

     As part of the asset purchase agreement, Bionutrics acquired a perpetual profit-sharing interest in AC Humko's rice bran business. The profit participation would range from 50% of AC Humko's 1999 earnings (subject to no earnings hurdle) before interest, taxes, depreciation and amortization (EBITDA) from the commercialization, manufacturing, sale and distribution of rice bran derivative products, co-products and by-products, with reducing participation to Bionutrics and increasing earnings hurdles to the point where Bionutrics would receive 10% of such EBITDA over $3.15 million for 2003 and thereafter.

     As an additional part of the technology transfer, Bionutrics and AC Humko entered into a supply agreement pursuant to which AC Humko will function as the exclusive supplier to Bionutrics of its distillate products including distillate streams from rice bran oil processing. AC Humko is required under the supply agreement to supply the patented rice bran-derived Clearesterol(TM) ingredient used in Bionutrics's evolvE(R) product. Bionutrics distillate products also include all products produced, marketed or sold by or for Bionutrics to the extent they include any tocotrienol or tocopherol if such products are produced using certain technology of Bionutrics transferred pursuant to the technology agreement. Bionutrics has agreed to purchase from AC Humko for 24 months its output of rice bran oil distillate at a fixed price. AC Humko may upon nine months' notice terminate its supply obligations with respect to Clearesterol(TM), and is not required to maintain any level of output of other distillate products.

DIETARY SUPPLEMENTS AND FUNCTIONAL FOODS

  Industry Overview

     The Company competes within the health and natural food market in the United States. This market increased from an estimated $11.5 billion in sales in 1996 to $14.8 billion in 1997, a growth rate of 29%. The growth of this market is largely the result of the rapidly growing portion of the population over 40 years old, who are concerned with aging and disease, combined with favorable consumer attitude shifts toward natural health care. Within the health and natural food market, vitamin and nutritional supplement sales were $9.3 billion in 1997. Recent estimates indicate that 54% of the U.S. population uses nutritional supplements at least occasionally in some form. By 2001, retail sales in this category alone are expected to exceed $12 billion. Nutritional awareness and market size are also growing in other parts of the world. Bionutrics intends to access these global opportunities for product sales of both dietary supplements and functional foods, in each case through strategic partners.

     The growth of sales of vitamins and nutritional supplements has resulted largely from recent studies indicating a correlation between the regular consumption of selected vitamins and nutritional supplements and reduced incidences of conditions such as cancer, heart disease and osteoporosis. Within the vitamin and nutritional supplement category, antioxidants remain the growth leader. One antioxidant, vitamin E, has shown particularly strong growth, resulting in estimated retail sales in excess of $700 million in mass market sales alone in 1997. Dietary supplements, including both vitamins and nutritional supplements, are consumed specifically to enhance bodily structure or functions, such as thinking or athletic performance or cholesterol reduction. Under current law a dietary supplement may not claim to prevent, treat or cure a disease (see below under "Government Regulation"), which restricts the manner in which it may be marketed and the claims that can lawfully be made.

     Functional foods began with a National Cancer Institute initiative to find ways of supplementing foods to enhance their cancer fighting potential. Functional foods now include numerous specialized foods fortified with additional nutrients including dietary supplements.

  Tocotrienols

     Tocotrienol vitamin E -- as opposed to the standard tocopherol vitamin E -- and its use form a portion of the basis for the Company's proprietary technology and patent protection.

     Standard vitamin E (a-tocopherol) was discovered in 1922 and identified as essential for normal spermatogenesis. Since then numerous physiologic associations have been identified with vitamin E deficiency, such as muscular dystrophy, pulmonary degeneration, nephritis and liver necrosis. Vitamin E is the general term used for eight naturally-occurring, essential fat-soluble nutrients. The series is composed of four compounds (a-, b-, g-, d-tocopherol) with a tocopherol structure bearing a saturated phytyl C(16) side chain and four compounds (a-, b-, g-, d-tocotrienol) with a tocotrienol structure having an unsaturated phytyl C(16) side chain bearing three double bonds. All tocols, to varying degrees, are antioxidants. Many, but not all tocotrienols, have been shown to lower cholesterol. Tocopherols have not been shown to exhibit this effect.

     The Wisconsin Alumni Research Foundation, University of Wisconsin, Madison, Wisconsin, led research that demonstrated the cholesterol-lowering capability of a-tocotrienol. A patent was issued in 1986 to the Foundation for the use of a-tocotrienol in lowering cholesterol and is now owned by LipoGenics. LipoGenics acquired this patent in 1995. Subsequent work performed with animal models in support of LipoGenics's own 1997 patent (see "Patents and Trademarks") has shown several tocotrienols to be of varying degrees of effectiveness in reducing the activity of the key enzyme in cholesterol synthesis. The tocotrienol rich fraction (TRF(25)(TM)) comprising Bionutrics's Clearesterol(TM) has been shown in these same studies to be effective in eliciting a reduction of serum cholesterol levels. The tocotrienol and tocotrienol-like compounds in TRF(25)(TM) are found in rice bran oil. TRF(25)(TM) is extracted from rice bran oil by a proprietary process for which Bionutrics has submitted a patent application.

     Initial research with TRF(25)(TM) was conducted on the modification of blood lipid chemistry, including lowering serum cholesterol, and resulted in identification of the proprietary compounds that demonstrate significant blood hypocholesterolemic (cholesterol-lowering) efficacy. A variety of industry and academic studies have shown a correlation between a decrease in blood serum cholesterol levels and good cardiovascular health. A physician-controlled and independently-administered human trial with a reduced fat diet has demonstrated the effectiveness of TRF(25)(TM).

     Tocol antioxidants (including vitamin-E and the Clearesterol(TM) ingredient) in blood appear to reduce damage to blood vessel wall cells caused by oxidizing or "free radical" agents. Research indicates that the Clearesterol(TM) constituents are a far more effective antioxidant than standard vitamin-E (a-tocopherol) and, unlike the antioxidants found in standard vitamin E or beta-carotene, the Clearesterol(TM) ingredient helps to reduce blood cholesterol levels. The significance of Clearesterol(TM) with respect to cardiovascular health has been demonstrated in clinical trials that show tocotrienols may promote normal cardiovascular health three ways by helping to lower cholesterol levels, providing cardiovascular antioxidant protection and promoting normal circulation. For these reasons, the Company believes the Clearesterol(TM) ingredient represents an important advancement in dietary supplement technology that promotes cardiovascular health and that also significantly outperforms vitamin E as an antioxidant.

     Clearesterol(TM) is an all-natural complex extracted from rice bran oil through a proprietary (patent pending) processing method. The rice bran is converted to rice bran oil and through molecular distillation the oil is converted into Clearesterol(TM) and encapsulated in a soft gel. The proprietary process involves stabilization of the rice bran and selective extraction and concentration of the rice bran oil.

     The Company's experience in extracting rice bran is that the observed composition of its extract is dependent upon the rice cultivar and processing methods employed. Selection of specific cultivars and methods is determined by practical, efficiency and cost considerations. The Clearesterol(TM) product presently being produced and sold by the Company is composed of various isomers or forms of tocotrienols, plant sterols and other naturally occurring compounds extracted from the bran of specific rice cultivars selected by the Company according to the considerations noted above, and it may contain little or none of a particular tocotrienol isomer previously described by the Company as P(25). The Company believes the functionality of its current Clearesterol(TM) product and the associated claims -- may help lower cholesterol, is a powerful antioxidant and promotes normal circulation as a part of an overall low fat and low cholesterol diet -- are, however, accurate based on scientific and clinical research. The Company further believes Clearesterol(TM) has proprietary protections, including protection for the specific claim of lowering cholesterol. Because of this noted variation in composition with reference to the P(25) isomer, the Company is adjusting its marketing to eliminate such specific references. The Company may, in the future, modify the composition of Clearesterol(TM) for considerations noted above or because of a desire to change or improve its functionality or based upon findings of new relevant scientific and clinical research. Accordingly, the Company would further adjust its marketing to accurately reflect the changed product in functionality and composition and would also undertake to fully comply with all regulatory requirements including notification of appropriate regulatory authorities as required by law.

  Product Development

     The Company intends to develop proprietary ingredients for further functional nutrition products. These ingredients may include tocotrienols or other compounds that can be marketed with statements of nutritional support authorized by the 1994 DSHEA legislation (see below under "Government Regulation"). The intent of the ingredients development program will be to generate future proprietary products with a point-of-difference and wide marketability. Such products would reflect the Company's business model of focusing on new ingredients that exploit its core competency. This business model contemplates strategic partner alliances (see above under "Strategic Alliances with Novartis Nutrition and ABF").

  Marketing Plan

     The Company intends to market its ingredients for functional nutrition worldwide via marketing agreements with strategic partners. This design is intended to allow the Company to invest its resources in product development and rely on its partners to address the advertising, public relations and other promotional costs for their respective markets.

     Health Products, according to this strategy, will promote sales of the Clearesterol(TM) ingredient through marketing partners. The Company has applied for trademarks throughout the world for evolvE(R), the Company's first dietary supplement, and the Clearesterol(TM) ingredient in countries significant to its marketing plan. The evolvE(R) brand name was registered as a U.S. trademark on October 21, 1997. The Company intends to acquire trademarks on all its products. The trademarks will be used to identify the Company's proprietary tocotrienol complex and other ingredients, and build brand recognition for each. Marketing efforts will initially focus on the United States. Health Products commenced its marketing and sales of evolvE(R) in May 1997. It does not have a significant share of the dietary supplement market for hypocholesterolemic or antioxident applications.

     The Company believes that the end users of its products are and will continue to be principally consumers concerned about nutrition and health. Individuals with higher than normal cholesterol, but without disease conditions, or who seek antioxidant protection or who otherwise wish to maintain cardiovascular health, are the prime marketing target. It is estimated that over 58 million people in the United States suffer from cholesterol levels higher than normal or the level recommended for good cardiovascular health, but below the hypercholesterolemic level where physician attention and drug intervention may be indicated.

     The primary channels of distribution in the dietary supplements industry are (a) mass merchandise retailers, which include drug stores, supermarkets, and mass merchandisers, (b) health food stores, (c) direct sales organizations, and
(d) mail order. evolvE(TM) is sold in over 36,000 mass merchandise retailers and health food stores. Health Products intends to expand the sale of dietary supplement products through multi-level and internet marketing companies.

  Competition

     The dietary supplement market has witnessed 20% annual growth for a number of years and had been led by the health food stores. In recent years the mass merchandising retailers have moved ahead of health food stores in market share and rate of growth. The market has witnessed the arrival of pharmaceutical consumer product marketing companies introducing full lines of dietary supplements. These companies include American Home Products (Centrum), Bayer (One-A-Day) and Warner-Lambert (Quanterra); Smith Kline Beecham is expected to introduce a line shortly. This evolution of the market will place great strain on traditional dietary supplement marketing companies such as Rexall Sundown, Weider Nutrition and Twinlab Corporation to create new products and maintain market share.

     Bionutrics believes its best strategy is to develop proprietary branded ingredients and to market through national marketing companies. This will allow the Company to focus its resources on its strengths and transfer the cost and risks of building retail market share to the large, cash-strong marketing companies.

     The Company believes that its first tocotrienol product evolvE(TM) competes with three other types of compounds: (1) standard vitamin E (a-tocopherol), (2) other non-patented tocotrienols and (3) non-tocotrienol products claiming to demonstrate benefits similar to or of the sort provided by the Company's supplement.

     Standard tocopherol vitamin E is established in the market and has accelerating sales. It is manufactured from both natural and chemically synthesized sources. Several multi-billion dollar manufacturers, including Hoffmann LaRoche, ADM, Henkel and BASF, market tocopherol vitamin E. The least expensive forms of vitamin E tend to be synthetic and have a substantial price advantage over the tocotrienol form of vitamin E (Clearesterol(TM)) used in the Company's product. However, the Clearesterol(TM) ingredient has been shown to be a far more powerful antioxidant than standard vitamin E. Moreover, Clearesterol(TM) has also been shown to lower cholesterol, whereas standard vitamin E does not. Informing the consumer of the evolvE(R) dietary supplement difference, and the importance of that difference, is expected to directly impact evolvE(R)'s potential success.

     Introduction of other tocotrienol products by competitors has recently occurred and further tocotrienol competitor products are expected. The Company believes the evolvE(R) dietary supplement has advantages over these other expected products. For example, two such competitors, Solgar and Tree of Life, market a generic tocotrienol product with no statements of nutritional support on the label.

     Other dietary supplement products including Cholestin (from red yeast rice), deodorized garlic and recent hybrids such as One-A-Day(R)'s Cholesterol Health, Celestial Seasonings Heart Health and Centrum herbal cholesten all have customer overlap with the evolvE(R) dietary supplement. The Company believes that these products do not have the same benefit profile of evolvE(R), which, judging from product claims, is the only dietary supplement that helps maintain cardiovascular health three ways. The Company intends to develop other cholesterol technology with dietary supplement and functional food applications.

     With respect to competition for evolvE(R), hypocholesterolemic (cholesterol-lowering) prescription drugs could switch to over-the-counter and market to the hypercholersterolemic population. The Company cannot predict whether or for how long past-generation hypocholesterolemic drugs will remain available by prescription only. The Company believes that evolvE(R)'s natural, more complete cardiovascular positioning should help to set it apart from past-generation hypocholesterolemic drugs. The Company does not believe it competes directly with current cholesterol-lowering drugs such as lovastatin (Mevacor) and simvastatin (Zocor) by Merck & Co. as these products require a prescription and do not provide antioxidant protection, which recent research indicates may be more important than lowering cholesterol in maintaining cardiovascular health. The Company believes that current prescription drugs are considered to address hypercholesterolemia or what health care practitioners may view as a disease state requiring drug intervention and medical care. The Company believes that such drugs constitute a separate market and the evolvE(R) dietary supplement will therefore not compete in this market.

DRUGS

     The Company's first drug candidates are intended to relate to compounds that address the incidence of heart disease and stroke, the cause of approximately one out of every two adult deaths. Cholesterol-lowering or hypocholesterolemic drugs, in particular "statin" drugs, represent a multi-billion dollar category. The Company does not intend to compete with the successful statin hypocholesterolemic market, but to direct its technology to other elements associated with good cardiovascular health. The Company intends to develop drug candidates for diseases other than cardiovascular, and to this end has applied for Federal Small Business Innovation Research grants.

     The Company intends to pursue FDA approvals and conduct clinical studies for approval of portions of its technology as drugs. Because the pharmaceutical market is highly competitive and requires extensive resources to enter, the Company intends to pursue joint venture arrangements or strategic corporate partnerships for this purpose. No arrangements have yet been entered into and no assurance can be given that partners can be found or that terms acceptable to the Company can be negotiated. The Company does not have any products that have been submitted for regulatory approval. Its research is expected to focus on compounds in the preclinical stage of development.

PROCESS ENGINEERING AND DESIGN

     A critical aspect of the core competency of the Company is the ability to engineer and design equipment necessary to convert raw material sources into value-added active compounds and nutritional products. This is important because the nature of active compounds renders them difficult to process, isolate, and recover. Producers of raw material by-product streams generally do not have this requisite equipment. The Company believes that InCon's technology in combination with the Company's compound discovery, clinical research and product market capabilities give it distinct competitive advantages.

     InCon was acquired by Bionutrics in October 1997 to perform this process development role for the Company. InCon has developed significant skill in applying molecular distillation technology to engineering and designing molecular separation equipment. Other methods of separation including dry fractionation, chromatigraphic isolation, solvent extraction, membrane separation and enzymatic fermentation are employed in its designed systems. The two principal raw material sources that InCon has exploited are rice bran and palm oil, both in the United States and South East Asia.

     InCon operates a specialized development and chemical manufacturing facility located in Batavia, Illinois, approximately 45 miles due west of Chicago. The 30,000 square foot facility contains uniquely fabricated molecular distillation and other molecular separation equipment.

     InCon operates one of the few facilities in the country that offers contract manufacturing tolling services. It attracts a wide variety of customers interested in purifying or concentrating their compounds without the normal thermal degradation incurred with alternative methods. InCon provides molecular separation services for Eastman Chemical, General Electric and Monsanto among others. This tolling business generates revenues for the Company and helps funding of development and marketing costs related to equipment design and sales. InCon markets its engineering and design skills independently of the Company's raw material sourcing and sells equipment to unrelated third parties as part of oil processing plant design and construction oversight.

     InCon faces competition for its services from a number of companies as well as from expanding in-house capabilities of several of its customers and potential customers. However, the Company believes that InCon enjoys an excellent reputation in the field, has long-standing relationships with its customers and, particularly with the advantage of its state-of-the-art equipment, believes it is well-positioned to retain and expand its customer base.

PATENTS AND TRADEMARKS

     As of December 1998, Bionutrics has three issued U.S. patents and 11 pending U.S. patent applications (with numerous foreign counterparts) covering novel tocotrienols and tocotrienol-like compounds, methods for their use, compositions containing those compounds and production processes in the area of tocotrienols. Notices of Allowance for two of the 11 pending U.S. patent applications have recently been received (see below).

     Bionutrics's first U.S. patent, obtained through its R&D subsidiary LipoGenics, Inc. (U.S. patent 5,591,772) issued in January 1997. This patent, through composition of matter claims, secures protection for several novel vitamin-E like compounds discovered by Bionutrics and through method and process claims, protects methods for using and processes for producing those compounds. The patent may also serve to protect the Clearesterol(TM) ingredient contained in Bionutrics's evolvE(R) brand dietary supplement. A second U.S. patent issued in October 1998 (U.S. patent 5,821,264) with claims that parallel those of the January 1997 patent but refer to a broader and more generic class of compounds. In December 1998, Bionutrics received Notices of Allowance in two pending U.S. patent applications: one directed to tocotrienol/tocopherol production processes and the other directed to the use of tocotrienols to treat and prevent cancer. These patents are expected to issue in the first half of fiscal year 1999. Bionutrics also obtained U.S. trademark protection for the evolvE(R) brand name and associated logo in fiscal year 1997. U.S. and foreign trademark applications are currently pending for the Clearesterol(TM) trademark and related logo.

     Bionutrics is actively pursuing additional patent protection for compositions, processes and methods that lend themselves to new products being developed by the Company. In fiscal year 1998, Bionutrics filed a number of new and continuing patent applications that refer to novel combinations of tocotrienols with other substances, as well as novel methods for treating diseases using tocotrienols. These new patent filings focus on the areas of cardiovascular diseases, inflammation, diabetes, cancer, osteoporosis and benign prostatic hyperplasia. Additional patent filings are planned in fiscal year 1999 that focus on other novel tocotrienol combinations and different disease targets.

     Bionutrics is also active in acquiring additional patents and other intellectual property to augment its patent holdings. In late 1995, Bionutrics acquired a U.S. patent from the Wisconsin Alumni Research Foundation (U.S. patent 4,603,142) covering the use of a-tocotrienol for lowering cholesterol. This patent serves to protect Bionutrics's dietary supplement, evolvE(R), which contains a significant amount of a-tocotrienol. In 1997, Bionutrics acquired a U.S. patent from Dr. Tung-Ching Lee (U.S. patent 5,047,254) covering a process for recovering edible oil from rice bran. This patent has since been assigned to AC Humko as part of a strategic alliance formed in 1998 between Bionutrics and ABF (see above under "Strategic Alliances with Novartis Nutrition and ABF"). In addition, Bionutrics executed option agreements in October 1998 (which expire in February 1999 unless an extension is negotiated) to acquire rights in certain proprietary technology owned by Lipoprotein Technologies, Inc., Lipoprotein Diagnostics, Inc. and Hauser-Kuhrts, Inc., located in California. This technology relates to three main areas: (1) niacin/aspirin compositions for lowering cholesterol, (2) niacin/fiber compositions having cardiovascular applications and (3) oxidative stress kits that can be used to measure the positive effects of dietary antioxidants, as well as the negative impact of environmental factors (such as smoking) and disease states (such as cardiovascular disorders and Alzheimer's disease). Bionutrics envisions numerous opportunities for commercializing these technologies independently, as well as integrating them with Bionutrics's existing proprietary technology. No assurance however can be given that such options will be exercised or that the Company will determine it is in its best interest to acquire such technology. Negotiations are ongoing for acquisition of rights in several additional patents relating to technology of interest to the Company.

     Bionutrics formed a strategic alliance with ABF in 1998. As a part of the August 1998 agreement, Bionutrics transferred certain rights in Bionutrics's rice bran processing technology to AC Humko. Most notably, Bionutrics assigned to AC Humko its rights in U.S. patent 5,047,254 and in the process claims of future Bionutrics patents in North America as they pertain to rice bran. All rights in product claims, product-by-process claims and method claims that may issue from those patent applications (as well as all rights outside the U.S., Canada and Mexico) will continue to belong exclusively to Bionutrics.

GOVERNMENT REGULATION

  Dietary Supplements

     The Federal Food and Drug Administration ("FDA") is the most active regulatory authority exercising jurisdiction over vitamins, minerals and other dietary supplements. It regulates the Company's products under the Food, Drug and Cosmetic Act ("FDCA") and regulations promulgated by FDA to implement this statute. In 1976, FDA's ability to regulate the composition of dietary supplements was restricted in several material respects by the Proxmire Amendment to the FDCA. Under this amendment, FDA is precluded from establishing maximum limits on the potency of vitamins, minerals and other dietary supplements, from limiting the combination or number of any vitamins, minerals or other food ingredients in dietary supplements and from classifying a vitamin, mineral or combination of vitamins and minerals as a drug solely because of its potency. However, the Proxmire Amendment did not affect FDA's authority to determine that a vitamin, mineral or other dietary supplement is a new drug on the basis of disease or drug claims made in the product's labeling. Such a determination would require deletion of such claims, or the Company's submission and FDA's approval of a new drug application, which entails costly and time-consuming clinical studies over successive phases.

     In 1990, FDA's authority over dietary supplement labeling was expanded in several respects by the Nutrition Labeling and Education Act ("NLEA"). This statute amended the FDCA by establishing a requirement for the nutrition labeling of most foods including dietary supplements. In addition, the NLEA prohibits the use of any health claim (as opposed to a statement of nutritional support; see below) in dietary supplement labeling unless the claim is supported by significant scientific agreement and is pre-approved by the FDA. Interested companies may petition the FDA for the approval of health claims. To date, the FDA has approved health claims for dietary supplements seldomly, including in connection with the use of calcium for prevention of osteoporosis and the use of folic acid for prevention of neural tube defects and, it is understood, applications therefor have been few. NLEA also allows nutrient content claims characterizing the level of a particular nutrient in a dietary supplement (e.g., "high in," "low in," "source of") if they are in compliance with definitions issued by FDA. Significantly, NLEA precludes any state from mandating nutritional labeling, nutrient content claim or health claim requirements that differ from those established under NLEA, thereby eliminating the risk that the Company's products might be subject to inconsistent labeling requirements.

     In October 1994, the FDCA was amended by enactment of the Dietary Supplement and Health Education Act ("DSHEA"), which introduced a new statutory framework governing the composition and labeling of dietary supplements. In the Company's judgment, DSHEA is in some parts favorable to the dietary supplement industry while imposing additional burdens in other parts. With respect to composition, DSHEA creates a new class of "dietary supplements," dietary ingredients consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients.

     As for labeling, DSHEA permits "statements of nutritional support," also known as structure/function claims, for dietary supplements without FDA pre-approval. Such statements may describe how particular dietary ingredients affect the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease. Nor can a claim be made that would be interpreted as a health claim under NLEA, that is, generally a claim that the dietary supplement will lower the risk of a disease. A company making a statement of nutritional support must possess adequate substantiating scientific evidence for the statement, disclose on the label that FDA has not reviewed the statement and that the product is not intended to mitigate, treat, cure or prevent disease, and notify FDA of the statement within 30 days after its initial use. There can be no assurance that FDA will, if it makes a demand therefor, accept as adequate in support of the Company's product structure/function claims substantiating scientific evidence possessed by the Company. There can be no assurance that FDA will not determine that a given statement of nutritional support the Company decides to make is a disease claim rather than an acceptable nutritional support statement relating to body function or structure. Such a determination would require (a) deletion of the disease claim or (b) if it is to be used at all, submission by the Company and the approval by FDA of a new drug application (which would entail costly and time-consuming clinical studies) or (c) revision from a disease claim to a health claim, which would, as noted above, require demonstration of significant scientific agreement and prior FDA approval or (d) revision to a structure/ function claim. There can be no assurance that FDA will accept as adequate for a health claim such substantiation as has been amassed by the Company for nutritional support (structure/function) claims and thus, the Company, if the health claim is to be used at all, may be required to document or await significant scientific agreement on the claim's basis.

     The Company's chief structure/function claims for evolvE(R) are that it works to help lower cholesterol when taken as part of an overall program including a low-fat, low-cholesterol diet and exercise, acts as a powerful antioxidant and promotes normal circulation.

     DSHEA allows dissemination of "third party literature," such as reprints of scientific articles that link particular dietary ingredients with health benefits. Third party literature may be used in connection with the sale of dietary supplements to consumers under certain conditions. Such a publication may be so distributed if it is not false or misleading, if no particular manufacturer or brand of dietary supplement is mentioned, if the publication is presented in such manner so as to offer a balanced view of available scientific information on the subject matter, if it is physically separated from products when used in a retail establishment and if it does not have any other information appended to it. There can no assurance, however, that all pieces of third party literature that may be disseminated in connection with the Company's products will be determined by FDA to satisfy each of these requirements, and any such failure to comply could subject the product involved to regulation as a new drug.

     On December 24, 1996, the Company filed its notification letter for the evolvE(R) dietary supplement with FDA with respect to the product's statements of nutritional support. Although DSHEA only requires companies to notify FDA, the agency has adopted an unofficial policy of responding with a letter, which has become known as a "courtesy letter," when it believes that there may be a question with respect to any statement of nutritional support. On January 29, 1997, FDA responded with a courtesy letter raising questions concerning one of Bionutrics's statements of nutritional support. In its March 10, 1998, notification to FDA, the Company announced labeling changes -- to add a statement on the importance to cholesterol-lowering of a low-fat diet and exercise -- in deference to FDA's courtesy letter, and although no further courtesy letter has issued there is no assurance that FDA will be or remain satisfied with the Company's revised claim.

     In September 1997, FDA published final regulations to implement certain DSHEA labeling provisions, which become effective in March 1999. These new regulations are being reviewed by the Company, and will require material changes in the labeling of all dietary supplement products, including products sold by the Company. DSHEA also requires that dietary supplements be prepared, packed and held under conditions that meet the good manufacturing practice ("GMP") regulations to be promulgated but not yet proposed by FDA with respect to dietary supplements. Therefore, there can be no assurance that the Company's manufacturing partner ABF's production facilities will meet all GMP regulations when issued by FDA with respect to dietary supplements, and the Company may be required to expend resources to take appropriate action to ensure compliance with such regulations.

     On April 29, 1998, FDA proposed regulations to limit statements that may be placed on product labels and labeling concerning the effect that a dietary supplement has on the structure or function of the human body. If the proposals are finalized in their present form, FDA would prohibit as disease claims requiring agency pre-approval all cholesterol lowering statements such as those which currently appear on the evolvE(R) label and in labeling. The Company, as did numerous other affected parties and organizations, wrote to oppose such FDA rules. Under its proposal, FDA would however permit without agency pre-approval a statement such as "helps maintain a healthy cholesterol level," if the context does not suggest treatment or prevention of a disease and that the substance merely helps maintain normal function. The comment period has expired, and it is not known when final regulations will issue, or their content.

     FTC, which exercises jurisdiction over the advertising of dietary supplements, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees, agency cease and desist orders, injunctions and the payment of fines by the companies involved. In addition, FTC has increased its scrutiny of infomercials. There can be no assurance that FTC will not question the Company's advertising in the future. FTC has been very active in enforcing its requirements that companies possess adequate substantiation in their files for claims in product advertising.

     The Company intends to market certain products pursuant to contracts with customers who will distribute the products under their own or other trademarks. Such customers are subject to the governmental regulations discussed in this section in connection with their marketing, distribution and sale of such products, and the Company will be subject to such regulations in connection with the manufacture of such products. However, the Company's manufacturing contractors are independent companies, and their labeling, marketing and distribution of such products are beyond the Company's control except by contract. Failure of these customers to comply with applicable laws or regulations could have a material adverse effect on the Company. Governmental regulations in foreign countries where the Company or a strategic partner may determine to sell products may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company's products. Compliance with such foreign governmental regulations generally will be the responsibility of the Company's customers in those countries. Those customers are expected to be independent companies over which the Company will have no control except by contract.

     FDA has broad authority to enforce the provisions of the laws and regulations applicable to dietary supplements, including the power to seize adulterated or misbranded products or unapproved new drugs, to request their recall from the market, to enjoin their further manufacture or sale, to publicize information about a hazardous product, to issue warning letters and to institute criminal proceedings. The Company may be subject to additional laws or regulations administered by FDA, FTC or other regulatory authorities, such as the individual state attorneys general who have authority under individual state consumer protection acts to impose injunctions within their states and fines. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, may have on its business. They could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional recordkeeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and additional scientific substantiation. Any of or all such requirements could have a material adverse effect on the Company's results of operations and financial condition.

  Food Additive/New Dietary Ingredient

     If the Company decides to market any new ingredient for use in conventional foods or for a technical effect (e.g., as a colorant, preservative, etc.) in dietary supplements, the ingredient may be subject to the FDA food additive provisions. Such an ingredient must be shown to be generally recognized, among experts qualified by scientific training and experience to evaluate its safety, as having been adequately shown through scientific procedures to be safe under the conditions of its intended use. This is known as generally recognized as safe or "GRAS" status and can be accomplished by submitting what is known as a GRAS affirmation to FDA.

     In the alternative, if the ingredient is not generally known among scientists as set forth above, the Company may submit a food additive petition to FDA setting forth how the ingredient is to be used in food and all scientific data that establishes safety for such use. This can include costly and time consuming clinical studies over successive phases.

     FDA can accept or reject the Company's GRAS affirmation or food additive petition. There can be no assurance that FDA will accept as adequate the scientific data presented with either the GRAS affirmation or as part of the food additive petition. The Company can seek judicial review if it disagrees with the FDA determination.

     For dietary ingredients in dietary supplements, under DSHEA, a "new dietary ingredient" is a dietary ingredient that was not marketed in the United States before October 15, 1994 and does not include any dietary ingredient marketed in the United States before that date.

     DSHEA requires notification to be submitted to the FDA at least 75 days before a company may introduce or deliver for introduction into interstate commerce a dietary supplement that contains a new dietary ingredient that has not been present in the food supply as an article used for food in a form in which the food has not been chemically altered. Information that provides the basis for concluding the ingredient is safe is also required by the statute to be included in the notification.

     The FDA may not disclose the existence of, or the information contained in, the new dietary ingredient notification for 90 days after the filing date of the notification. After the 90th day, all information that is not trade secret or otherwise confidential commercial information will be placed on public display.

     Failure of FDA to respond does not constitute a finding that the new dietary ingredient (or the dietary supplement containing the new dietary ingredient) is safe or is not adulterated. FDA has stated that the process is intended to identify those new dietary ingredients that present a concern. With respect to dietary supplements that contain a new dietary ingredient, if FDA determines that there is inadequate information to provide reasonable assurance that such new dietary ingredient does not present a significant or unreasonable risk of harm, the FDA could initiate civil or criminal proceedings.

     With respect to its mission to promote newly discovered active compounds for functional nutrition as ingredients in dietary supplements and functional foods, the Company or its strategic partners will be subject to the foregoing regulatory schemes.

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

     The Company intends to pursue regulatory approval for the pharmaceutical and related uses of drug products. Such pharmaceutical products will be subject to the regulatory approval processes for new drugs. To take a pharmaceutical product from the discovery stage through research and preclinical development to the point where the Company and its partners can make the necessary filings (to FDA and governmental agencies outside the U.S.) to conduct human clinical trials may take several years. Regulatory requirements for human clinical trials are substantial, depend upon a variety of factors, vary by country and will further add to the time necessary to determine whether a product candidate can be approved for human use. The Company does not have any pharmaceutical products that have commenced this trial process. There can be no assurance that the Company will be able to demonstrate that its proposed drug products are safe and will be efficacious under these regulatory procedures.

EMPLOYEES

     The Company currently employs 43 people, including three with consulting agreements. Of the current employees and consultants, seven are involved in marketing and sales at Health Products, 24 in operations at InCon, 10 in corporate and general administration, and two in research and development at LipoGenics.

EXECUTIVE OFFICERS

     The executive officers of Bionutrics are as follows:

NAME                                              AGE                      POSITION
----                                              ---                      --------
Ronald H. Lane, Ph.D............................  54     Chairman of the Board, Chief Executive
                                                         Officer and President
George E. Duck, Jr..............................  41     Vice President of Finance, Secretary and
                                                         Treasurer
John R. Palmer..................................  56     Chairman and Chief Executive Officer, InCon
                                                         Technologies Inc. and InCon International,
                                                         Ltd.
Howard Schneider, Ph.D..........................  60     President, LipoGenics, Inc.
Stephen H. Friedman.............................  53     Executive Vice President, Marketing and
                                                         Sales, Bionutrics Health Products, Inc.

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

     GEORGE E. DUCK, JR., has served as Vice President, Finance, and Secretary and Treasurer since October 1996 and has served as Vice President, Secretary and Treasurer of LipoGenics since November 1996. Mr. Duck, who is a CPA, was Vice President and Chief Financial Officer of Custom Foot Corporation from March 1996 to October 1996. He was Vice President and Chief Financial Officer of the Coca Cola Bottling Company of New York, Inc., from March 1992 to March 1996 and its Treasurer from 1986 to 1992. Previously he had been Controller for Joyce Beverages, a 7-Up/Royal Crown Cola Bottler and Distributor, as well as Manager of Accounting for Pepsico, Inc. Mr. Duck began his career at the firm of Coopers & Lybrand upon graduation from Pace University.

     JOHN R. PALMER has served as Chairman and Chief Executive Officer of InCon since March 1998 and as Chief Executive Officer and President from its acquisition by Bionutrics in October 1997 until February 1998. Mr. Palmer was Chief Executive Officer and an owner of InCon Technologies at the time of the acquisition. Prior to organizing InCon Technologies in 1990 he was employed at E.I. DuPont for 22 years in various technical and management jobs. Mr. Palmer was graduated from Cornell University in 1966 with a masters degree in chemical engineering and marketing.

     HOWARD SCHNEIDER, PH.D., has served as President of LipoGenics since November 1997. Before joining LipoGenics, Dr. Schneider served from 1991 to 1997 as Senior Vice President, Technology at DynaGen, Inc., a Cambridge, Massachusetts, firm that develops proprietary therapeutic and medical device products. Prior experience includes positions as Senior Vice President, Technology (and partner) at McCann Healthcare-

Bogart Delafield Ferrier, co-founder and President of Bioassay Systems Research Corporation and research chemist at Merck Sharp and Dohme. Dr. Schneider has authored over 60 scientific articles and holds several patents relating to therapeutic uses of natural products. He earned his Ph.D. from the Department of Pharmacology at Yale University School of Medicine and served as a National Science Foundation Postdoctoral Fellow at Oxford University, Department of Pharmacology.

     STEPHEN FRIEDMAN has served as Executive Vice President, Marketing and Sales, of Bionutrics Health Products since November 1996. Mr. Friedman is a graduate of Syracuse University and holds an MBA from Suffolk University in Boston. He served as Vice President, Marketing and Sales Services, and Group Vice President, Personal and Diagnostic Products, at Carter Wallace from 1977 to 1996 with responsibility for leading healthcare and health and beauty aid products. Prior to Carter Wallace he held officer positions in consumer marketing and sales at Lever Brothers.

SCIENTIFIC ADVISOR

     Dr. Winston A. Salser, a member of the Company's Board of Directors and a Professor of Molecular Biology at the University of California, serves as scientific advisor to the Company.

SPECIAL CONSIDERATIONS

     Limited Operating History; Accumulated Deficit. The Company commenced sales of its first product late in the second quarter of fiscal 1997. Additional revenue sources have only recently been acquired or developed. Accordingly, there is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's Common Stock. The Company has generated an accumulated deficit of approximately $26.7 million through its fiscal year ended October 31, 1998. The Company's operations to date have progressed from research and development activities to the marketing and sale of its first product evolvE(R). There can be no assurance that sales of evolvE(R) or such other products if any it may introduce will achieve significant levels of market acceptance. As a result, the Company's business will be subject to all the problems, expenses, delays and risks inherent in the establishment of a new business enterprise including limited capital, delays in product development, possible cost overruns due to price increases in raw product and unforeseen difficulties in its manufacturing processes, uncertain market acceptance and the absence of an operating history. Therefore, there can be no assurance that the Company will be able to achieve or maintain profitable operations. No assurance can be given that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

     Need for Additional Capital. To become and remain competitive, the Company will be required to make significant investments in research and development on an ongoing basis. The Company from time to time, including in the near term, will be required to seek additional equity or debt financing to provide the capital required to maintain or expand the Company's marketing and production capabilities. This may require the Company to sell additional common stock or preferred stock or issue warrants for common stock to obtain the capital. The timing and amount of any such capital requirements cannot be predicted at this time except that the Company will require additional financing in the second quarter of fiscal 1999. There can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, the Company may be unable to operate at its present level or develop and expand its business, develop new products or develop new markets at the rate desired and its operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing shareholders.

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

     Competition. Competition in the dietary supplement industry is vigorous with a large number of businesses present including the recent introduction of health supplement lines such as Bayer, American Home Products, Warner-Lambert, and Celestial Seasonings. Competition is based principally upon price, quality of products, customer service and marketing support. In addition, other companies have recently announced tocotrienol supplement products, including Eastman Chemical Company, whose new product is also derived from rice bran oil and claims antioxidant properties. The Company markets to mass merchandise and high volume health-food retailers and faces competition from vitamin and other health related products that compete for the same shelf space and in some cases for the same customers. Many of the competitors have established reputations for successfully developing and marketing dietary supplement products. Many of such companies have greater financial, managerial and technical resources than the Company, which may put it at a competitive disadvantage. For example, such channels of distribution also often require the expenditure of significant up-front capital to capture shelf space, which may put the Company at a competitive disadvantage to better capitalized firms. In addition, the Company's retail customers are not generally bound to purchase products from the Company for any significant length of time. Although the Company has entered into agreements with certain of its retail customers, these agreements can generally be canceled on short notice without cause and with minimal or no liability by such customers and include the right on behalf of the retail customers to return unsold product. The loss of a large customer or a number of customers, or a significant reduction in purchase volume by or financial difficulty of such customers, for any reason, could have a material adverse effect on the Company. Even though the Company intends to license its dietary supplement to marketing partners and this would eliminate certain elements of risk, there is no assurance that the Company will be successful in its licensing efforts or that its potential marketing partners will be successful in marketing and selling the Company's products. If the Company is not successful in competing in the dietary supplement market, it may not be able to recognize its business objectives.

     Competition in the pharmaceutical area is intense and competitors have substantially greater resources than the Company. The Company will be required to obtain development and/or marketing partners to effectively enter the drug market.

     InCon's current competition is primarily from specialized local and regional processing facilities. However, many of its toll processing customers have the capacity to perform toll processing and molecular separation in-house. No assurance can be given that its customers will continue to outsource toll processing to InCon, or that they will continue to utilize InCon's facility over that of a local processor.

     Strategic Partnerships. The Company has stated its intent to develop its business model and build its business through strategic partnerships. There is no assurance the Company will be able to successfully form or manage such partnerships, and if not, the Company's ability to execute its business plan will be at risk. If these partnerships do not succeed and therefore no further capital is provided to the Company from these sources, there is no assurance that the Company will be able to identify other sources of capital sufficient for its needs in the time required to execute its business plan.

     The Company has formed an alliance with Novartis Nutrition to evaluate its Clearesterol(TM) as a functional food ingredient. No assurance can be given that Novartis will determine that Clearesterol(TM) or any other potential functional nutrition product being developed by Bionutrics will meet its criteria for a food ingredient or, even if it does, that Novartis will decide to continue the partnership. Any future funding of capital by Novartis Nutrition to the Company will depend upon this ongoing evaluation.

     The Company has formed an alliance with ABF to pursue the exploitation of certain food processing by-product streams. As part of this alliance AC Humko is considering the exploitation of rice bran derivative products. The rice bran, rice bran oil and other derivative products business is highly competitive and no assurance can be given that AC Humko will succeed or produce sufficient profits in subsequent years to reach the $3.15 million profit hurdle after 2002 at which point the Company's profit participation drops to 10% for 2003 and thereafter, or that AC Humko will determine to stay in the business even if profitable.

     Governmental Regulation. The processing, formulation, packaging, labeling and advertising of the Company's products are primarily subject to regulation by FDA and FTC. In addition, individual state attorneys general have authority to enforce individual state consumer protection acts within their own states. Although Congress has recently recognized by enacting DSHEA the potential impact of dietary supplements in promoting the health of U.S. citizens, there are a number of new provisions not yet subject to judicial interpretation with respect to FDA's regulation of dietary supplements and the ultimate effect of DSHEA cannot be predicted. Further, because of the technical requirements imposed by DSHEA, it may be difficult for any company manufacturing or marketing dietary supplements to remain in strict compliance. FDA has recently promulgated regulations effective in March 1999 in part to implement DSHEA and proposals have been made to modify or change the provisions of DSHEA. It is impossible to predict whether those proposed changes will become law or the full effect that such regulations will have on the business and operations of the Company. The regulations are still being reviewed by the Company. Among other changes they will require material changes in the labeling of all dietary supplement products, including products sold by the Company. In addition, on April 29, 1998, FDA proposed regulations to limit statements that may be placed on dietary supplement labels and labeling. If the regulations are issued by FDA in their present form, the Company will be required to significantly modify cholesterol claims presently being made for the Company's evolvE(R) product. Finally, if the Company decides to market any new ingredient for use in conventional foods or for a technical effect (e.g., as a colorant, preservative, etc.) in dietary supplements, the ingredient may be subject to FDA food additive provisions.

     Pending FDA Regulatory Action Against Competitive Product. In May 1997, FDA took regulatory action against a competitor of the Company with regard to its cholesterol-lowering product introduced in November 1996. The pending action involves the regulatory classification of a dietary supplement containing an ingredient promoted as being the same as or similar to an ingredient contained in a prescription drug product used to lower cholesterol, and raises issues that do not affect the Bionutrics evolvE(R) product. However, the respondent competitor also combined its claim to lower cholesterol with other claims that suggest that cholesterol reduction will both reduce formation and facilitate regression of plaque, which, according to FDA, are claims to mitigate or prevent disease not permitted for a dietary supplement under DSHEA. While Bionutrics does not make such claims and would not be bound by a regulatory determination involving its competitor's product, nonetheless a negative determination on the competition's labeling could have a bearing on "lowering cholesterol" claims in general, and thereby have an adverse effect on the marketing programs currently being used for the evolvE(R) product.

     Reliance on Limited Number of Products and Customers. To date the Company's only product is the evolvE(R) dietary supplement, containing a patented tocotrienol vitamin E ingredient, Clearesterol(TM), derived from rice bran. The dependence on one product increases risk since a decline in the market demand for the Company's product or the products of other companies that may utilize Clearesterol(TM) could have a significant adverse impact on the Company.

     One Fortune 500 company accounted for 72% of InCon's revenue related to its core business of toll processing and molecular distillation for the 12 months ended October 31, 1998. During fiscal 1999, that customer is projected to account for approximately the same percentage of InCon's business. The loss or reduction of business from this customer could have a material adverse effect on InCon's cash flow and thereby its contribution to the consolidated results of the Company. The Company's participation in AC Humko's efforts to market derivative products is just beginning and no assurance can be given that AC Humko can capture a share of the market for such products. A limited number of customers could adversely affect the Company's operations.

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

     Dependence on Marketing Efforts. The Company is dependent on its ability to market directly or through marketing partners its products to large mass merchandise and health food retailers and to other companies for use in their products. The Company does not anticipate that long-term contractual relationships will be entered into with any of its customers. The Company and its marketing partners must increase the level of awareness of dietary supplements in general and the Company's products in particular. If the Company continues to market directly, it will be required to devote substantial management and financial resources to a marketing and advertising effort and there can be no assurance that funding therefor will be available at the level required or that these efforts will be successful. The Company has stated its intent to rely in the future on strategic partnerships with marketing companies to market and sell its current and to-be-developed functional nutrition products. There can be no assurance that the Company will be successful in finalizing such strategic partnerships, or if finalized that the selected strategic partner(s) will successfully market and sell the Company's products.

     Science and Technology. The Company has invested nine years in research and development to demonstrate the value of its technology and secure patents and make patent applications. The Company has chosen to apply for and secure and acquire by acquisition patent protection of strategic elements of this technology. There is no assurance that the science upon which the technology is based will not be refuted or otherwise drawn into question by further research conducted by the Company or independent laboratories or its strategic partners.

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

     Dependence on Suppliers and Manufacturers. The Company has agreed to acquire the Clearesterol(TM) ingredient from AC Humko. If AC Humko encounters difficulties in obtaining on commercially reasonable terms quality rice bran for use in its manufacturing process, the Company could experience production delays or the inability to fulfill orders on a timely basis. Since the Company has agreed to purchase Clearesterol(TM) from AC Humko on a cost-plus basis, any material increase in projected costs of manufacture could materially affect the Company's or any strategic marketing partner's ability to compete with evolvE(R) or any other dietary supplement or functional food containing such ingredient. The Company also relies on outside sources for evolvE(R) encapsulation. In the event its contract manufacturers cannot meet the Company's manufacturing and delivery requirements, the Company may suffer interruptions of delivery while it arranges for alternative manufacturing sources. Access to replacement sources could be delayed if the Company must first complete a review of the manufacturer's quality control and capabilities.

     Risks Associated with International Markets. The Company may experience difficulty entering international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things: (i) changes in or interpretations of foreign regulations that may limit the Company's ability to sell certain products or repatriate profits to the United States; (ii) exposure to currency fluctuations;
(iii) the potential imposition of trade or foreign exchange restrictions or increased tariffs; and (iv) political instability. If the Company expands into international operations, these and other risks associated with international operations are likely to be encountered.

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

     Thin Market; Possible Volatility of Stock Price. There has been and may continue to be, at least for the immediate future, a limited public market for the Common Stock of the Company. Despite its listing on Nasdaq SmallCap in November 1997, there can be no assurance that an active public market will be developed or sustained for the Company's Common Stock. The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of the Common Stock and the Company's ability to raise necessary capital and finance possible acquisitions including of technology.

     Rights to Acquire Shares; Potential Issuance of Additional Shares. As of October 31, 1998, options to acquire a total of 2,152,756 shares were outstanding under the Company's 1996 Stock Option Plan. An additional 688,911 shares of Common Stock are reserved for issuance pursuant to the exercise of options that may be granted in the future under the Company's 1996 Stock Option Plan. The Company also has outstanding options and warrants not issued under the 1996 Plan to purchase up to 2,810,144 shares of Common Stock. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the Common Stock with resulting dilution in the interests of holders of Common Stock. The existence of such stock options and warrants could adversely affect the terms on which the Company can obtain additional financing, and the holders of such options and warrants can be expected to exercise such options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options and warrants. The Company also has the authority to issue additional shares of Common Stock and shares of one or more series of convertible preferred stock. The issuance of such shares could result in the dilution of the voting power of outstanding shares of Common Stock and could have a dilutive effect on earnings per share. See "Shares Eligible for Sale."

     Shares Eligible for Sale. Of the 20,355,732 shares outstanding as of October 31, 1998, 17,822,538 are eligible for resale in the public markets. Of these eligible shares, 7,469,994 shares are eligible for resale in the public markets subject to compliance with the volume and manner of sale rules of Rule 144 under the Securities Act of 1933, as amended, and 10,352,544 are eligible for resale in the public markets either as unrestricted shares or pursuant to Rule 144(k). In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from the Company, or from an affiliate of the Company, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of Common Stock of the Company and the average weekly trading volume in Common Stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about the Company. A person who is not an affiliate, who has not been an affiliate within three months prior to sale and who beneficially owns restricted securities with respect to which at least two years have elapsed since the later of the date the shares were acquired from the Company, or from an affiliate of the Company, is entitled to sell such shares under Rule 144(k) without regard to any of the volume limitations or other requirements described above. Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices.

     The Company has registered for offer and sale up to 2,850,000 shares of Common Stock that are reserved for issuance pursuant to the Company's 1996 Stock Option Plan. Shares issued after the effective date of such registration statement upon the exercise of stock options generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance of such shares could depress the market price of the Company's Common Stock.

     Statutory and Charter Provisions. The Company's Restated Articles of Incorporation and the Nevada General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when those attempts may be in the best interest of stockholders. The Nevada Law also imposes conditions on certain business combination transactions with "interested stockholders" (as defined therein). The Restated Articles provides for a staggered board and also authorizes the Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect the voting power of the holders of the Company's Common Stock.

ITEM 2.  PROPERTIES

FACILITIES AND EQUIPMENT

     The total rental expense for fiscal 1998 was $794,000.

     The Company leases its principal executive offices in Phoenix, Arizona. The office contains approximately 6,155 square feet. The term of the lease is for 60 months commencing January 27, 1998 and monthly lease payments are approximately $12,600. The Company subleases a portion of the office space in Phoenix for which it receives $2,125 a month. The sublease continues until February 28, 1999. After March 1, 1999, the Company intends to sublease approximately one-third of its total leased space at its principal executive offices.

     The Company leases two production locations. The first location is in West Monroe, Louisiana. Notice was given to terminate this lease effective February 28, 1999. Monthly rental payments are $50,000. The second production location, for InCon, is in Batavia, Illinois, and contains approximately 24,000 square feet. The lease term is for 10 years, commencing August 1, 1997, and requires monthly payments of approximately $13,000.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock traded on the Nasdaq OTC Bulletin Board under the symbol BNRX until November 1997. The high and low closing bid information for the Company's Common Stock during the year ended October 31, 1997 is based on OTC Bulletin Board information. The Company began trading on the Nasdaq SmallCap Market on November 19, 1997.

                                                                   HIGH      LOW
                                                                  ------    -----
    YEAR ENDED OCTOBER 31, 1997
         First Quarter..........................................  11            8
         Second Quarter.........................................  14.625        6.625
         Third Quarter..........................................  10.625        8.25
         Fourth Quarter.........................................   9.75         7.125
    YEAR ENDED OCTOBER 31, 1998
         First Quarter..........................................   8.375        6.75
         Second Quarter.........................................   7.625        5.875
         Third Quarter..........................................   6.125        1.75
         Fourth Quarter.........................................   3            1.063

     Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

     On January 15, 1999, the closing price of the Common Stock on the Nasdaq SmallCap Market was 1.375. As of January 15, 1999, there were 172 holders of record of the Company's Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

     In August 1998, the Company issued to a director in recognition of his prior purchases of stock 5-year warrants for the purchase of 100,000 shares of Common Stock exercisable at $4.00 per share and 10-year warrants for the purchase of 600,000 shares of Common Stock exercisable at $3.25 per share. Payment for the warrants was $50,000.

     Sales of shares of Common Stock to Novartis and sales of shares and warrants to AC Humko and the issuance of other shares of Common Stock are reported in the Company's 10-Qs for the quarter in which they occurred.

     The sales and issuances of the securities in the transaction above was deemed to be exempt from registration under the 1933 Act by virtue of Section 4(2). Appropriate legends have been placed on the documents evidencing the securities and investment representations were obtained from the purchasers. All purchasers of securities either received adequate information about the Company or had access, through employment or other relationships, to such information and were sophisticated investors. All such securities issued pursuant to such exemption are restricted securities as defined in Rule 144(a)(3) promulgated under the 1933 Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the related notes and with the Company's management's discussion and analysis of financial condition and results of operations, provided elsewhere herein. See Item 14, "Exhibits, Financial Schedules and Reports on Form 8-K," for the historical financial statements of, and other financial information regarding, the Company.

                                                                          TEN-MONTH
                                       YEAR ENDED OCTOBER 31,            PERIOD ENDED    YEAR ENDED
                              ----------------------------------------   OCTOBER 31,    DECEMBER 31,
                                 1998           1997          1996           1995           1994
                              -----------   ------------   -----------   ------------   ------------
STATEMENT OF EARNINGS DATA:
Gross Revenues..............  $ 6,653,904   $  2,862,843   $    20,000    $   50,000     $        0
Operating Expenses..........   10,760,959     10,022,163     2,996,880       341,900        249,351
Other Income (Expense)......    2,426,291        266,929       (30,667)      (39,585)       (44,843)
Net Loss....................   (9,242,405)   (12,341,866)   (3,007,547)     (331,485)      (294,194)
Basic Loss Per Share(1).....         (.49)          (.77)         (.26)         (.03)          (.13)
Weighted Average Shares
  Outstanding(1)............   18,716,757     16,042,785    11,564,327     9,853,970      2,214,743
BALANCE SHEET DATA:
Working capital (Deficit)...  $ 1,328,931   $  1,237,642   $ 4,739,882    $  184,546     $ (460,069)
Total Assets................   10,894,259     14,155,335     6,217,348     1,099,521        630,280
Total Liabilities...........    3,318,530      5,119,016       936,478       544,654      1,452,160
Stockholders Equity
  (Deficiency)..............    7,575,729      9,036,319     5,280,870       554,867       (821,880)

---------------
(1) These shares do not include 5,146,311 shares of Common Stock as of October 31, 1998, or 2,749,577 as of October 31, 1997, or 2,128,144 shares as of
    October 31, 1996, or 566,955 shares as of October 31, 1995, or 220,288 shares for the year ended December 31, 1994, that may be issued upon exercise of outstanding stock options and warrants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations as well as certain statements and information under Item 1 "Business" include certain forward looking statements. When used in this report, the words "expects," "intends," "plans" and "anticipates" and similar terms are intended to identify forward looking statements that relate to the Company's future performance. Such statements involve risks and uncertainties. The Company's actual results may differ materially from the results discussed here. Factors that might cause such a difference include, but are not limited to, those discussed under "Business -- Special Considerations."

INTRODUCTION

     Results of operations for fiscal 1998 reflects Bionutrics, Inc., having national distribution of evolvE(R) and various services through three subsidiaries. Prior to 1997, management's efforts have been primarily directed toward conducting research and development, applying for patent approvals, developing manufacturing and distribution arrangements for its dietary supplement product and obtaining initial capital and financing to fund these activities.

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

     On October 31, 1997, Nutrition Technology Corporation, a subsidiary of Bionutrics, completed a forward triangular merger of a subsidiary of Nutrition Technology with InCon Technologies Inc. ("InCon"), and InCon became a wholly-owned subsidiary of Nutrition Technology. The merger with InCon was accounted for as a purchase and Bionutrics issued 1,400,000 shares in connection with the merger. In connection with the merger, the edible oil plant sales and consulting business formerly conducted by an InCon affiliate was transferred to Bionutrics International Ltd., a wholly-owned subsidiary of Bionutrics, and specialty vitamin E technology relating to soluble and powder vitamin E owned by another affiliate was transferred to InCon.

RESULTS OF OPERATIONS

  Year ended October 31, 1998, compared to Year Ended October 31, 1997

     Consolidated gross revenues for the 12 months ended October 31, 1998 were $6,654,000 versus $2,863,000 for the same 12 months in 1997, summarized by subsidiary as follows (intercompany sales excluded):

                                                      FOR THE 12 MONTHS ENDED
                                                      ------------------------
SUBSIDIARY                                               1998          1997
----------                                            ----------    ----------
InCon Technologies..................................  $4,104,000    $       --
Bionutrics Health Products..........................   2,190,000     2,092,000
Nutrition Technology................................     360,000       771,000
                                                      ----------    ----------
Total Consolidated Gross Revenues...................  $6,654,000    $2,863,000
                                                      ==========    ==========

     InCon Technologies' gross revenues are primarily attributed to molecular distillation toll processing of materials from a variety of customers. InCon was acquired by Bionutrics on October 31, 1997 and accordingly no revenues are shown for the same 12 months of the prior year.

     Bionutrics Health Products continued to rollout nationally its first product, evolvE(R), during the 12 months ended October 31, 1998. The revenues for the prior year reflect the initial launch of evolvE(R). As of the 12 months ended October 31, 1998, evolvE(R), offered in three packages, was distributed by over 36,000 stores including many leading drug and food chains throughout the United States. Nonetheless, sales of evolvE(R) have been less than anticipated and declining because the Company was forced to cut back on budgeted advertising and promotions for the product due to delays in raising capital during this and prior periods. In addition, some accounts have returned the product due to low volume activity. Unrelated to the impact of reduced advertising activity, Health Products has terminated the relationship with Aspen Benefits Group. Aspen Benefits Group marketed evolvE(R) to healthcare practitioners under the trade name Cardiem and has decided to pursue other business interests. The Company recognizes that a substantial advertising program is necessary to achieve growth in the evolvE(R) product line, and that failure to show positive sales results will have a negative impact on obtaining and maintaining distribution store accounts. The Company is seeking a marketing partner to provide the resources needed to properly market and promote the evolvE(R) brand and other anticipated dietary supplements and functional food products. The Company is engaged in discussions with several potential marketing partners involving the present and future brand products.

     Nutrition Technology's processing in West Monroe, Louisiana was idle during the 12 months ended October 31, 1998 in preparation for full scale production of edible rice bran oil. This delay in production is chiefly attributable to the delay in raising capital. Gross revenues reflected in this period represent byproducts sold out of inventory. Revenues reflected for the prior year represent sale of byproducts from manufacturing operations, which had commenced during last year for the production of evolvE(R). In August of 1998, the Company entered into a contract with AC Humko which provided: (i) for the sale of certain rice bran oil and processing assets to AC Humko; (ii) for the development of rice bran oil and other derivative products whereby Bionutrics will receive a perpetual profit sharing interest; and (iii) for a supply agreement where AC Humko will provide rice bran-derived Clearesterol(TM) ingredient used in evolvE(R). All elements of the alliance with AC Humko were executed on or before year end. After the sale of the assets to AC Humko, Nutrition Technology is substantially inactive.

     Cost of revenues for the 12 months ended October 31, 1998, was $7,259,000 versus $5,014,000 for the same 12 months in 1997. Cost of revenues for the 12 months ended October 31, 1998 and 1997 resulted in negative margins as the Company had not achieved operating level efficiency primarily due to low volume activity at the West Monroe production location and start-up costs associated with product rollout of evolvE(R). As noted above, the Company's manufacturing operations in West Monroe, Louisiana were idle during fiscal 1998 to allow for installation of new, more efficient processing equipment and prepare for commodity production of edible rice bran oil, originally planned to commence in the third quarter of 1998. With the sale of assets to AC Humko as noted previously, the Company will close the West Monroe, Louisiana facility. As a result of the agreements with AC Humko, the Company anticipates margins to improve due to the lower cost of evolvE(R) product ingredients.

     Operating expenses for the 12 months ended October 31, 1998 of $10,761,000 were $739,000 higher than that recognized for the same 12 months in 1997 of $10,022,000. Although activities associated with InCon Technologies' molecular distillation processing business substantially increased costs, they were somewhat offset by reduction in promotion and advertising expenditures for the evolvE(R) product due to financial constraints.

     Other income for the 12 months ended October 31, 1998 was $2,426,000 versus $267,000 for the same period for the prior year. The increase is essentially attributable to the recognition of gain on the sale of assets to AC Humko.

     Net loss decreased to $9,242,000, or $0.49 per share for the 12 months ended October 31, 1998 from $12,342,000, or $0.77 per share for the 12 months ended October 31, 1997 due primarily to higher revenues as outlined above.

  Year ended October 31, 1997, compared to Year Ended October 31, 1996

     The Company rolled out nationally its first product, evolvE(R) dietary supplement, during the second quarter of the year and also recognized revenues from production by-products. Consolidated gross revenues for the 12 months ended October 31, 1997, were $2,863,000 versus $20,000 for the same 12 months in 1996. Of the $2,863,000 in gross revenues, $2,092,318 was attributable to the sale of evolvE(R) dietary supplement. As of the end of the year, the evolvE(R) dietary supplement was distributed by many leading drug and food chains and mass merchandisers throughout the United States. The $20,000 in revenues for the prior year was derived from a short-term agreement licensing certain proprietary technology and does not pertain to the sale of a consumer product.

     Cost of revenues for the 12 months ended October 31, 1997, was $5,014,000 versus $0 for the same 12 months in 1996. Cost of revenues for the year ended October 31, 1997, resulted in negative margins as the Company has not achieved operating level efficiency due to low volume activity and start-up cost associated with initial product introduction.

     Operating expenses for the 12 months ended October 31, 1997, of $10,022,000 were $7,025,000 higher than that recognized for the same 12 months in 1996 of $2,997,000. This increase in expenses directly reflects preparation for product launch and infrastructure development chiefly during 1997. Significant increases were incurred for salaries, advertising and marketing, legal and consulting fees.

     Other income net for the 12 months ended October 31, 1997, was $267,000 versus other expense of $31,000 for the prior year. The increased income is attributable to increased interest earnings from higher balances of cash.

     Net loss increased to $12,342,000 or $0.77 per share for the 12 months ended October 31, 1997, from a net loss of $3,008,000 or $0.26 per share for the 12 months ended October 31, 1996, due primarily to the increased levels of expenses as outlined above offset in part by revenues from sales.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities during the 12 month period ended October 31, 1998, was $11,514,000 as compared to $10,703,000 during the same period in 1997. Although net losses for the 12 month period ended October 31, 1998 were lower than the prior year, higher expenditures were incurred during 1998 for operating assets and liabilities, primarily repayment of higher levels of accounts payable.

     Net cash provided from investing activities during the 12 months ended October 31, 1998, was $2,957,000 as compared to a use of $1,461,000 during the same period in 1997. Of the $2,957,000 provided in 1998, $4,544,000 pertained to the sale of assets to AC Humko and the balance was investment activities related to capital expenditures, primarily manufacturing operations. The majority of the $1,461,000 used in 1997 was for capital expenditures in manufacturing operations. The Company anticipates that additional investment in manufacturing operations will be required at InCon. In 1997, investing activities also reflected $400,000 invested in a former joint venture with InCon.

     Net cash provided by financing activities totaled $8,081,000 for the 12-month period ended October 31, 1998, versus $8,669,000 for the same period in 1997. This cash was provided primarily by the sale of common stock for both years as well as the issuance of short-term debt in 1998. The sale of stock in 1998 is primarily attributable to Novartis who purchased $3 million in February 1998 and ABF who purchased $4 million in August 1998. In 1998, a total of $3,225,000 of short-term debt was issued to two directors and an institution. In October of 1998, the institution was repaid in full and a portion of the debt from one director was repaid. There were no notes issued in 1997.

     In connection with the aforementioned stock sale to Novartis, the Company entered into a strategic alliance with Novartis to enable it to evaluate the Company's technology and rice bran-derived products for potential application as functional food ingredients. Following this evaluation Novartis is expected to determine whether to increase its $3 million equity investment in the Company and pay fees to the Company in connection with entering into long-term research and license agreements. No assurance can be given that results of the initial evaluation will satisfy Novartis regarding use of the Company's evolvE(R) product as a functional food ingredient, or that Novartis will determine to proceed and extend or expand its relationship with the Company.

     The Company's current cash resources and expected cash flow from operations will not be sufficient to fund its operational needs for the next 12 months. The need for additional capital cannot be predicted at this time except that the Company will require additional financing in the second quarter of fiscal 1999. Therefore, the Company continues to seek additional capital through private equity and asset based financing. There can be no assurance that such additional financing will be attainable, or attainable on terms acceptable to the Company. Access by the Company to additional capital will depend substantially upon prevailing market conditions, and the financial condition of and prospects for the Company at the time.

IMPACT OF THE YEAR 2000 ISSUE

     The Company recognizes that the arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000.

     Essentially all of the Company's critical systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already year 2000 compliant. In addition, the Company has engaged an outside firm to test its systems to independently determine year 2000 readiness.

     The Company is presently surveying its major vendors to determine if the year 2000 will pose a disruption in service from them. The Company has received no notice that the year 2000 will be a problem for its vendors and will complete its survey in early 1999. The costs associated with year 2000 readiness are anticipated to be minimal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Consolidated Financial Statements, the Notes thereto and Report of Independent Public Accountants thereon commencing at Page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In November 1996, the Company's predecessor auditors, LeMaster & Daniels PLLC, were dismissed and Deloitte & Touche LLP was engaged as the Company's independent public accountants. The change in accountants was recommended by the Audit Committee and approved by the Board of Directors. Prior reports of the predecessor auditors did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except for a modification that describes substantial doubt surrounding NutraGenics' ability to continue as a going concern. During the two most recent fiscal years and the subsequent interim period, there have not been any disagreements with the predecessor auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company has authorized the predecessor auditors to respond to any inquiries of Deloitte & Touche LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by Item 10 is incorporated by reference to the information to be contained under the heading "Proposal to Elect
Directors -- Nominees" to be set forth in the Company's definitive Proxy Statement for its 1999 Annual Meetings of Stockholders. The information required by this Item relating to executive officers of the Company is included in "Business-Executive Officers" contained in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 relating to directors of the Company is incorporated herein by reference to the information to be contained under the heading "Proposal to Elect Directors -- Director Compensation and Other Information" to be set forth in the Company's definitive Proxy Statement for its 1999 Annual Meetings of Stockholders. The information required by this Item relating to executive officers of the Company is to be included in "Executive Compensation" to be set forth in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to the information to be contained under the heading "Security Ownership of Principal Stockholders, Directors and Named Executive Officers" to be set forth in the Company's definitive Proxy Statement for its 1999 Annual Meetings of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to the information to be contained under the heading "Certain Relationships and Related Transactions" to be set forth in the Company's definitive Proxy Statement for its 1999 Annual Meetings of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits:

       3.1   Restated Articles of Incorporation(1)
       3.2   Articles of Amendment to the Articles of Incorporation(1)
       3.3   Bylaws(1)
       4.1   Form of Certificate evidencing shares of Common Stock(1)
      10.1 Option granted to Hunt-Wesson, Inc. by LipoGenics, Inc., dated July 1992(1)
      10.2   Agreement dated October 1995 between the Company and Milton
             Okin, Kenneth Okin, Robert Okin and Nicki Closset and
             Amendment to Agreement dated October 1995(1)
      10.3 Agreement between the Company and C. Everett Koop for the purchase of 20,000 shares of Common Stock and the issuance of 180,000 options dated October 1995(1)
      10.4 Additional Secured Loan Agreement dated March 1996 between the Company and Milton Okin(1)
      10.6   Stock Purchase Agreements dated September 16, 1996 and
             October 31, 1996 between the Company and Spanswick
             Limited(1)
      10.7   1996 Stock Option Plan, as amended through March 26, 1998
      10.8   Form of Stock Purchase Agreement and Subscription
             Application entered into between the Company and certain
             European investors in January and March 1997 pursuant to Regulation S(4)
      10.9 Form of Stock Purchase Agreement entered into between the Company and an institutional investor in September 1997(4)
      10.10  Form of Stock Purchase Agreement and Note between the
             Company and two overseas investors in October 1997(4)
      10.11  Employment Agreement between the Registrant and John R.
             Palmer(4)
      10.12  Employment Agreement between Bionutrics Health Products Inc.
             and Stephen H. Friedman(4)
      10.13  Agreement and Plan of Merger by and among InCon
             Technologies, Inc., InCon Holdings, L.L.C., Bionutrics, Inc.
             and BNRX, Inc.(3)
      10.14 Stock Purchase Agreement dated as of August 14, 1998, between the Registrant and AC Humko Corp.(5)
      10.15  Warrant Agreement dated as of August 14, 1998, between the
             Registrant and AC Humko Corp.(5)
      10.16  Technology Agreement dated as of August 14, 1998, between AC
             Humko Corp. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request)(6)
      10.17 Exclusive Supply Agreement dated as of August 14, 1998, between AC Humko Corp. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request)(6)
      10.19  Form of Asset Purchase Agreement dated as of October 1998 between AC Humko Corp. and Bionutrics Entities(7)

      10.20  Warrant Agreement for the purchase of 100,000 shares of
             Common Stock between the Company and William M. McCormick
             dated August 7, 1998.
      10.21  Warrant Agreement for the purchase of 600,000 shares of
             Common Stock between the Company and William M. McCormick
             dated August 7, 1998.
      16     Letter for change in certifying accountant(2)
      21     Subsidiaries of the Company
      23.1   Consent of Deloitte & Touche
      27     Financial Data Schedule

---------------
     (1) Incorporated by reference to Registrant's Form 10 filed with the Commission on or about January 21, 1997.

     (2) Incorporated by reference to Registrant's Amendment No. 1 to Form 10/A filed with the Commission on or about March 20, 1997.

     (3) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about November 7, 1997, as amended by Registrant's Form 8-K/A filed with the Commission on or about January 30, 1998.

     (4) Incorporated by reference to Registrant's Form 10-K filed with the Commission on or about January 15, 1998, as amended by Registrant's Form 10-K/A filed with the Commission on or about January 30, 1998.

     (5) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about August 31, 1998.

     (6) Incorporated by reference to Registrant's Form 8-K/A filed with the Commission on or about October 13, 1998.

     (7) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about October 21, 1998.

(b) Financial Statements filed as part of this Report:

          Consolidated Financial Statements and Supplemental Schedules as listed in the Index to Consolidated Financial Statements on Page F-1 of this Report.

(c) Reports on Form 8-K:

          (i) The Registrant filed a Current Report on Form 8-K on August 31, 1998 with respect to the sale to AC Humko of the Registrant's Common Stock and certain rice bran processing technology, as amended by Form 8-K/A filed on October 13, 1998.

          (ii) The Registrant filed a Current Report on Form 8-K on October 21, 1998 with respect to the sale of certain rice bran oil processing and related assets held by Registrant's subsidiary, Nutrition Technology Corporation, to AC Humko.

(d) Financial Statement Schedules:

          None.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BIONUTRICS, INC.

Date: January 27, 1999                    By: /s/ RONALD H. LANE
                                            ------------------------------------
                                            Ronald H. Lane
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

By /s/ RONALD H. LANE                                Chairman of the Board, Chief      January 27, 1999
                                                     Executive Officer and President
-------------------------------------------------    (Principal Executive Officer)
   Ronald H. Lane

By /s/ GEORGE E. DUCK, JR.                           Vice President of Finance,        January 27, 1999
                                                     Secretary and Treasurer
-------------------------------------------------    (Principal Financial and
   George E. Duck, Jr.                               Accounting Officer)

By /s/ DANIEL ANTONELLI                              Director                          January 27, 1999
-------------------------------------------------
   Daniel Antonelli

By /s/ RICHARD M. FELDHEIM                           Director                          January 27, 1999
-------------------------------------------------
   Richard M. Feldheim

By /s/ STEVE HENIG                                   Director                          January 27, 1999
-------------------------------------------------
   Steve Henig

By /s/ C. EVERETT KOOP                               Director                          January 27, 1999
-------------------------------------------------
   C. Everett Koop

By /s/ WILLIAM M. MCCORMICK                          Director                          January 27, 1999
-------------------------------------------------
   William M. McCormick

By /s/ MILTON OKIN                                   Director                          January 27, 1999
-------------------------------------------------
   Milton Okin

By /s/ FREDERICK RENTSCHLER                          Director                          January 27, 1999
-------------------------------------------------
   Frederick Rentschler

By /s/ WINSTON A. SALSER                             Director                          January 27, 1999
-------------------------------------------------
   Winston A. Salser

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Bionutrics, Inc.
Phoenix, Arizona

     We have audited the consolidated balance sheets of Bionutrics, Inc. and subsidiaries (the "Company") as of October 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended October 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended October 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

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

                                          /s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Phoenix, Arizona
January 8, 1999

                           OCTOBER 31, 1998 AND 1997

                                                                  1998            1997
                                                              ------------    ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,704,400    $  2,181,121
  Trade receivables -- net of allowance for bad debts of
     $72,086 and $26,699, respectively......................     1,992,060       2,308,020
  Inventory (Note 3)........................................       763,654       1,300,058
  Prepaids and other current assets.........................       169,822         554,052
                                                              ------------    ------------
          Total current assets..............................     4,629,936       6,343,251
                                                              ------------    ------------
PROPERTY -- Net of accumulated depreciation of $1,345,751
  and $258,357, respectively (Notes 4 and 8)................     5,401,259       6,806,513
                                                              ------------    ------------
OTHER ASSETS:
  Goodwill -- net of accumulated amortization of $28,200 at
     October 31, 1998 (Note 1)..............................       535,678         563,878
  Patent applications and other related costs -- net of
     accumulated amortization of $143,005 and $141,896,
     respectively...........................................       327,386         441,693
                                                              ------------    ------------
          Total other assets................................       863,064       1,005,571
                                                              ------------    ------------
TOTAL.......................................................  $ 10,894,259    $ 14,155,335
                                                              ============    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  1,090,845    $  2,769,440
  Accrued liabilities.......................................     1,102,070       2,006,868
  Current portion of notes payable and capital leases (Notes
     5 and 8)...............................................     1,108,090         329,301
                                                              ------------    ------------
          Total current liabilities.........................     3,301,005       5,105,609
                                                              ------------    ------------
NOTES PAYABLE AND CAPITAL LEASES -- Net of current portion
  (Notes 5 and 8)...........................................        17,525          13,407
                                                              ------------    ------------
          Total liabilities.................................     3,318,530       5,119,016
                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES
  (Notes 1, 6 and 8)........................................
STOCKHOLDERS' EQUITY (Note 6):
  Common stock, $.001 par value -- authorized, 45,000,000
     shares.................................................        20,352          17,812
  Preferred stock, $.001 par value -- authorized, 5,000,000
     shares; no issued and outstanding shares...............
  Additional paid-in capital................................    31,483,706      26,501,567
  Warrants..................................................     2,797,136
  Accumulated deficit.......................................   (26,724,262)    (17,481,857)
  Common stock in treasury, at cost.........................        (1,203)         (1,203)
                                                              ------------    ------------
          Total stockholders' equity........................     7,575,729       9,036,319
                                                              ------------    ------------
TOTAL.......................................................  $ 10,894,259    $ 14,155,335
                                                              ============    ============

                See notes to consolidated financial statements.

                       BIONUTRICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                        1998            1997           1996
                                                    ------------    ------------    -----------
REVENUES (Note 1):
  Revenue from services...........................  $  3,999,408                    $    20,000
  Revenue from product sales......................     2,654,496    $  2,862,843
                                                    ------------    ------------    -----------
          Total gross revenues....................     6,653,904       2,862,843         20,000
DISCOUNTS AND ALLOWANCES..........................       302,626         435,724
                                                    ------------    ------------    -----------
  Net revenues....................................     6,351,278       2,427,119         20,000
COST OF REVENUES..................................     7,259,015       5,013,751
                                                    ------------    ------------    -----------
  Gross (loss) profit.............................      (907,737)     (2,586,632)        20,000
                                                    ------------    ------------    -----------
OPERATING EXPENSES:
  Selling, general and administrative (Note 9)....    10,328,653       9,763,224      2,370,145
  Research and development........................       432,306         258,939        626,735
                                                    ------------    ------------    -----------
          Total operating expenses................    10,760,959      10,022,163      2,996,880
                                                    ------------    ------------    -----------
OPERATING LOSS....................................   (11,668,696)    (12,608,795)    (2,976,880)
                                                    ------------    ------------    -----------
OTHER (EXPENSE) INCOME:
  Net interest (expense) income (Notes 5, 8 and
     9)...........................................      (127,225)        267,166        (30,667)
  Net gain (loss) on disposal of assets (Note
     6)...........................................     2,553,516            (237)
                                                    ------------    ------------    -----------
          Total other income (expense)............     2,426,291         266,929        (30,667)
                                                    ------------    ------------    -----------
NET LOSS..........................................  $ (9,242,405)   $(12,341,866)   $(3,007,547)
                                                    ============    ============    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  COMMON SHARE EQUIVALENTS OUTSTANDING............    18,716,757      16,042,785     11,564,327
                                                    ============    ============    ===========
BASIC NET LOSS PER COMMON SHARE AND SHARE
  EQUIVALENT......................................  $      (0.49)   $      (0.77)   $     (0.26)
                                                    ============    ============    ===========

                See notes to consolidated financial statements.

                       BIONUTRICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                          COMMON STOCK       ADDITIONAL                      TREASURY STOCK      WARRANTS
                                      --------------------     PAID-IN     ACCUMULATED    --------------------   ---------
                                        SHARES     AMOUNT      CAPITAL       DEFICIT        SHARES     AMOUNT     SHARES
                                      ----------   -------   -----------   ------------   ----------   -------   ---------
BALANCE, NOVEMBER 1, 1995...........  10,956,269   $10,956   $ 2,677,558   $ (2,132,444)  (1,202,886)  $(1,203)
  Warrants granted for services, May
    1996 (Note 7)...................                              87,500
  Issuance of common shares for
    services at $1 per share, May
    1996 -- August 1996.............      65,425        65        65,360
  Issuance of common shares for cash
    at $1.50 per share, June 25,
    1996............................      66,667        67        99,933
  Issuance of common shares for cash
    at $1.75 per share, June 25,
    1996............................      60,000        60       104,940
  Issuance of common shares for cash
    at $2 per share, June 1996 --
    October 1996....................     255,000       255       509,745
  Notes payable converted to stock
    at $1.50 per share, October 31,
    1996 (Note 6)...................     400,000       400       599,600
  Issuance of common shares for cash
    at $3 per share, October 31,
    1996............................     371,875       372     1,115,253
  Issuance of common shares for cash
    at $5 per share, October 31,
    1996............................   1,000,000     1,000     4,999,000
  Issuance of common shares for cash
    at $1.36 per share (converted
    rate) under option agreement,
    October 31, 1996 (Note 1).......      11,111        11       149,989
  Issuance of common shares in
    merger with LipoGenics (Note
    1)..............................   1,881,632     1,882        (1,882)
  Net loss -- year ended October 31,
    1996............................                                         (3,007,547)
                                      ----------   -------   -----------   ------------   ----------   -------   ---------
BALANCE, NOVEMBER 1, 1996...........  15,067,979    15,068    10,406,996     (5,139,991)  (1,202,886)   (1,203)
  Issuance of common shares for
    services at $1 per share,
    December 1996...................      25,000        25        24,975
  Issuance of common shares for cash
    at $5 per share, January 1997...      63,818        64       319,026
  Issuance of common shares for cash
    at $7 per share, November
    1996 -- June 1997...............   1,073,480     1,073     7,085,980
  Issuance of common shares for
    services at $7 per share, June
    1997............................      21,428        20       149,975
  Issuance of common shares for cash
    at $8 per share, September
    1997 -- October 1997............     162,500       162     1,299,838
  Stock-based compensation expense,
    November 1996 -- October 1997
    (Note 7)........................                             253,808
  Cash paid for stock-related
    expenses........................                             (37,631)
  Issuance of common shares for
    purchase of InCon Technologies,
    Inc., October 1997 (Note 1).....   1,400,000     1,400     6,998,600
  Net loss -- year ended October 31,
    1997............................                                        (12,341,866)
                                      ----------   -------   -----------   ------------   ----------   -------   ---------
BALANCE, OCTOBER 31, 1997...........  17,814,205   $17,812   $26,501,567   $(17,481,857)  (1,202,886)  $(1,203)

                                       WARRANTS        TOTAL
                                      ----------   STOCKHOLDERS'
                                        AMOUNT        EQUITY
                                      ----------   -------------
BALANCE, NOVEMBER 1, 1995...........               $    554,867
  Warrants granted for services, May
    1996 (Note 7)...................                     87,500
  Issuance of common shares for
    services at $1 per share, May
    1996 -- August 1996.............                     65,425
  Issuance of common shares for cash
    at $1.50 per share, June 25,
    1996............................                    100,000
  Issuance of common shares for cash
    at $1.75 per share, June 25,
    1996............................                    105,000
  Issuance of common shares for cash
    at $2 per share, June 1996 --
    October 1996....................                    510,000
  Notes payable converted to stock
    at $1.50 per share, October 31,
    1996 (Note 6)...................                    600,000
  Issuance of common shares for cash
    at $3 per share, October 31,
    1996............................                  1,115,625
  Issuance of common shares for cash
    at $5 per share, October 31,
    1996............................                  5,000,000
  Issuance of common shares for cash
    at $1.36 per share (converted
    rate) under option agreement,
    October 31, 1996 (Note 1).......                    150,000
  Issuance of common shares in
    merger with LipoGenics (Note
    1)..............................
  Net loss -- year ended October 31,
    1996............................                 (3,007,547)
                                      ----------   ------------
BALANCE, NOVEMBER 1, 1996...........                  5,280,870
  Issuance of common shares for
    services at $1 per share,
    December 1996...................                     25,000
  Issuance of common shares for cash
    at $5 per share, January 1997...                    319,090
  Issuance of common shares for cash
    at $7 per share, November
    1996 -- June 1997...............                  7,087,053
  Issuance of common shares for
    services at $7 per share, June
    1997............................                    149,995
  Issuance of common shares for cash
    at $8 per share, September
    1997 -- October 1997............                  1,300,000
  Stock-based compensation expense,
    November 1996 -- October 1997
    (Note 7)........................                    253,808
  Cash paid for stock-related
    expenses........................                    (37,631)
  Issuance of common shares for
    purchase of InCon Technologies,
    Inc., October 1997 (Note 1).....                  7,000,000
  Net loss -- year ended October 31,
    1997............................                (12,341,866)
                                      ----------   ------------
BALANCE, OCTOBER 31, 1997...........               $  9,036,319

                       BIONUTRICS, INC. AND SUBSIDIARIES

                                          COMMON STOCK       ADDITIONAL                      TREASURY STOCK      WARRANTS
                                      --------------------     PAID-IN     ACCUMULATED    --------------------   ---------
                                        SHARES     AMOUNT      CAPITAL       DEFICIT        SHARES     AMOUNT     SHARES
                                      ----------   -------   -----------   ------------   ----------   -------   ---------
  Issuance of common shares for cash
    at $5 per share (converted rate)
    under option agreement, December
    1997............................       8,333         8        41,647
  Issuance of common shares for cash
    at $8 per share, December
    1997............................      83,050        82       664,318
  Issuance of common shares for cash
    at $7.25 per share, February
    1998............................     413,793       414     2,999,586
  Cash paid for stock related
    expenses........................                            (284,135)
  Issuance of common shares for
    services at $6.375 per share,
    April 1998......................      10,000        10        63,740
  Issuance of common shares for
    incentive compensation at $6.75
    per share, June 1998............       4,922         5        33,218
  Issuance of common stock
    warrants........................                              50,000
  Issuance of common shares for cash
    at $2 per share, August 1998....   2,000,000     2,000     1,200,864                                         2,000,000
  Issuance of common shares for
    incentive compensation at $1.75
    per share, October 1998.........      21,429        21        37,479
  Stock-based compensation expense,
    November 1997 -- October 1998
    (Note 7)........................                             175,422
  Net loss -- year ended October 31,
    1998............................                                         (9,242,405)
                                      ----------   -------   -----------   ------------   ----------   -------   ---------
BALANCE, OCTOBER 31, 1998...........  20,355,732   $20,352   $31,483,706   $(26,724,262)  (1,202,886)  $(1,203)  2,000,000
                                      ==========   =======   ===========   ============   ==========   =======   =========

                                       WARRANTS        TOTAL
                                      ----------   STOCKHOLDERS'
                                        AMOUNT        EQUITY
                                      ----------   -------------
  Issuance of common shares for cash
    at $5 per share (converted rate)
    under option agreement, December
    1997............................                     41,655
  Issuance of common shares for cash
    at $8 per share, December
    1997............................                    664,400
  Issuance of common shares for cash
    at $7.25 per share, February
    1998............................                  3,000,000
  Cash paid for stock related
    expenses........................                   (284,135)
  Issuance of common shares for
    services at $6.375 per share,
    April 1998......................                     63,750
  Issuance of common shares for
    incentive compensation at $6.75
    per share, June 1998............                     33,223
  Issuance of common stock
    warrants........................                     50,000
  Issuance of common shares for cash
    at $2 per share, August 1998....  $2,797,136      4,000,000
  Issuance of common shares for
    incentive compensation at $1.75
    per share, October 1998.........                     37,500
  Stock-based compensation expense,
    November 1997 -- October 1998
    (Note 7)........................                    175,422
  Net loss -- year ended October 31,
    1998............................                 (9,242,405)
                                      ----------   ------------
BALANCE, OCTOBER 31, 1998...........  $2,797,136   $  7,575,729
                                      ==========   ============

                See notes to consolidated financial statements.

                       BIONUTRICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                            1998           1997          1996
                                                        ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................  $ (9,242,405)  $(12,341,866)  $(3,007,547)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization....................     1,318,359        248,943        27,531
     (Gain) loss on disposal of assets................    (2,553,516)           237
     Stock based compensation expense.................       175,422        253,808        87,500
     Expenses satisfied with issuance of common
       stock..........................................       134,474        174,996        65,425
     Changes in operating assets and liabilities:
       Trade receivables..............................       315,960       (571,655)
       Inventory......................................       536,404     (1,223,414)
       Prepaids and other current assets..............       384,230       (446,035)
       Accounts payable...............................    (1,678,595)     1,807,602       279,137
       Accrued liabilities............................      (904,798)     1,394,485       362,687
                                                        ------------   ------------   -----------
          Net cash used in operating activities.......   (11,514,465)   (10,702,899)   (2,185,267)
                                                        ------------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................    (1,462,129)    (1,510,550)      (91,900)
  Net decrease in notes receivable....................                       16,665       195,702
  Patent acquisition..................................      (125,000)
  Proceeds from disposal of fixed assets and
     patents..........................................     4,543,855          5,706
  Investment in joint venture.........................                     (403,739)
  Cash received from acquisition of InCon
     Technologies, Inc................................                      431,067
                                                        ------------   ------------   -----------
     Net cash provided by (used in) investing
       activities.....................................     2,956,726     (1,460,851)      103,802
                                                        ------------   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt..................................     3,225,000                      350,000
  Proceeds from issuance of stock.....................     7,756,055      8,668,511     6,980,625
  Expenses for capital raising........................      (284,135)
  Repayments of debt and capital leases...............    (2,615,902)
                                                        ------------   ------------   -----------
     Net cash provided by financing activities........     8,081,018      8,668,511     7,330,625
                                                        ------------   ------------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS.........................................      (476,721)    (3,495,239)    5,249,160
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..........     2,181,121      5,676,360       427,200
                                                        ------------   ------------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR................  $  1,704,400   $  2,181,121   $ 5,676,360
                                                        ============   ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION -- Cash paid during the year for
  interest............................................  $    149,253   $              $    39,813
                                                        ============   ============   ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Acquisition of equipment under capital leases.......  $    173,808
                                                        ============
  Issuance of 1,400,000 shares of common stock in
     connection with the acquisition of InCon
     Technologies, Inc................................                 $  7,000,000
                                                                       ============
  Assumption of liabilities in connection with the
     acquisition of InCon Technologies, Inc...........                 $  1,606,849
                                                                       ============
  Fair value of receivables ($2,006,288), inventory
     ($184,346), fixed assets ($5,361,850) and other
     assets ($59,420).................................                 $  7,611,904
                                                                       ============

                See notes to consolidated financial statements.

                       BIONUTRICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

1.  ORGANIZATION AND BASIS OF PRESENTATION

     BIONUTRICS, INC. ("BIONUTRICS") -- Subsequent to October 31, 1996, NutraGenics, Inc. ("NutraGenics") changed its name to Bionutrics. Bionutrics consists of its wholly-owned subsidiaries, LipoGenics, Inc. ("LipoGenics"), Bionutrics Health Products, Inc. ("BHP"), Nutrition Technologies Corporation ("Nutrition Technologies"), Bionutrics International Ltd. ("BIN") and InCon Technologies, Inc. ("InCon") (collectively referred to as the "Company").

     The Company was in the development stage at October 31, 1996; during the year ended October 31, 1997, the Company completed its development activities and commenced its planned principal operations. The planned principal operations are the development, manufacturing, marketing and selling of dietary supplements using proprietary technology (the "Technology"). Revenues for the year ended October 31, 1998 are derived primarily from two sources: revenues from services and revenues from product sales. Revenues from services are primarily attributed to molecular distillation toll processing of materials from a variety of customers. Revenues from product sales are primarily attributed to the sale of evolvE(R), the Company's dietary supplement product. For the year ended October 31, 1997, all revenues were generated from product sales as the acquisition of InCon occurred on October 31, 1997. Revenues as of October 31, 1996 represented amounts derived from a short-term agreement licensing certain proprietary technology, which expired in 1996.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses of $26,724,262 through October 31, 1998 which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate gross profits and positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

     The Company's current cash resources and expected cash flow from operations will not be sufficient to fund its operation needs for the next 12 months. Therefore, the Company continues to seek additional capital through private equity and asset-based financing. There can be no assurance that such additional financing will be attainable, or attainable on terms acceptable to the Company. Access by the Company to additional capital will depend substantially upon prevailing market conditions and the financial condition of and prospects for the Company at the time.

     Management is continuing its efforts to obtain additional funds through the issuance of common stock in private nonregistered transactions and management is also continuing its efforts to increase sales and reduce cost of sales in order to generate gross profits so that the Company can meet its obligations and sustain operations.

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

                       BIONUTRICS, INC. AND SUBSIDIARIES

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

     On October 31, 1997, the Company merged with InCon. InCon provides molecular distillation and toll processing services for Nutrition Technologies and other food and industrial companies. The merger involved the issuance of 1.4 million shares of the Company's restricted common stock, with a fair value of $7 million on the date of the merger, in exchange for all of the issued and outstanding stock of InCon, as well as all rights and interests pursuant to a purchase agreement between Rye Investments, Ltd., a British Virgin Island limited liability corporation ("Rye") which shared common owners with InCon, and a customer of Rye. The merger was accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at their fair value as of October 31, 1997. Goodwill of $563,878 was recorded as a result of the merger and is being amortized over 20 years.

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

     PROPERTY AND DEPRECIATION -- Property is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. The estimated useful lives of depreciable assets are:

ASSET TYPE                                                  ESTIMATED USEFUL LIFE
----------                                                  ---------------------
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

     REVENUE -- The Company had two customers which accounted for approximately 52 percent and 24 percent of total revenues for the years ended October 31, 1998 and 1997, respectively.

     PATENTS -- Legal and other costs related to patent applications are capitalized as incurred and amortized using a straight-line basis over 17 years commencing at the date patent approval is obtained. Patents currently capitalized and unamortized relate to both the processes and products associated with the Company's business.

                       BIONUTRICS, INC. AND SUBSIDIARIES

     INCOME TAXES are accounted for under the asset and liability approach, which can result in recording tax provisions or benefits in periods different from the periods in which such taxes are paid or benefits realized. Deferred federal income taxes result principally from certain tax carryforwards that are recognized for financial reporting purposes in different years than for income tax reporting purposes. Any deferred tax assets were fully offset by a valuation allowance in 1998, 1997 and 1996.

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

     LOSS PER SHARE -- In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share. This statement requires dual presentation of earnings per share ("EPS") whereby basic EPS excludes potential dilution from stock options, warrants and other securities or contracts to issue common stock. Diluted EPS takes into account the potential issuance of these shares in the calculation of EPS. Due to losses from continuing operations for the years ended October 31, 1998, 1997 and 1996, the Company has concluded that issuance of any additional shares would be antidilutive and, therefore, a dual presentation is not required.

     RECLASSIFICATIONS -- Certain amounts previously reported in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

     NEW ACCOUNTING PRONOUNCEMENTS -- In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet completed evaluating the impact of implementing the provisions of SFAS No. 131.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for the Company's fiscal year ending October 31, 2000. The Company has not yet completed evaluating the impact of implementing the provisions of SFAS No. 133.

                       BIONUTRICS, INC. AND SUBSIDIARIES

3.  INVENTORY

     As of October 31, inventory consisted of the following:

                                                         1998         1997
                                                       --------    ----------
Raw materials........................................  $219,569    $  855,958
Work in process......................................   201,600       432,785
Finished goods.......................................   342,485        11,315
                                                       --------    ----------
Total................................................  $763,654    $1,300,058
                                                       ========    ==========

4.  PROPERTY AND EQUIPMENT

     As of October 31, the components of property and equipment consisted of the following:

                                                        1998           1997
                                                     -----------    ----------
Equipment, furniture and fixtures..................  $ 5,774,147    $6,526,807
Leasehold improvements.............................      540,122       507,882
Capitalized software...............................       33,332        30,181
Leased equipment under capital lease (Note 8)......       24,354
Construction in progress...........................      375,055
                                                     -----------    ----------
                                                       6,747,010     7,064,870
Less accumulated depreciation and amortization.....   (1,345,751)     (258,357)
                                                     -----------    ----------
Property and equipment -- net......................  $ 5,401,259    $6,806,513
                                                     ===========    ==========

5.  NOTES PAYABLE

     At October 31, 1998, the Company had $1,106,767 outstanding as notes payable. These notes payable were composed of $770,476 to Directors, $322,883 to Rye, a related party through stock ownership, and $13,408 for equipment financing. The notes to Directors bear interest at 9.50 percent per annum and are payable upon demand. The equipment note bears interest at 5.90 percent, is due in August 2000, and requires monthly payments of $617.99. The note to Rye is interest free and payable upon demand. At October 31, 1997, the Company had a demand note payable to Rye for $322,883.

6.  STOCKHOLDERS' EQUITY

     In August 1998, AC Humko acquired 2,000,000 shares of the Company's common stock for $2.00 per share. AC Humko also acquired Bionutrics' rice bran processing technology for $2,000,000. The technology transfer gives AC Humko the exclusive right to use and practice Bionutrics' proprietary rice bran processing technology in North America, with Bionutrics retaining the right to use and practice the technology worldwide, other than in North America. Bionutrics acquired a perpetual profit-sharing interest in AC Humko's rice bran business. Additionally, Bionutrics has agreed to purchase from AC Humko its output of rice bran oil distillate at a fixed price for 24 months.

     In February 1998, Novartis Nutrition acquired exclusive worldwide rights to evaluate the Company's Clearesterol(TM) complex for potential application as a functional food ingredient. The evaluation right was acquired as part of a $3,000,000 stock investment in Bionutrics.

     In October 1997, the Company issued 500,000 shares of restricted common stock at $8 per share pursuant to two stock purchase agreements with two overseas investors, both of whom are related to an existing shareholder. Payment of the $4 million purchase price is evidenced by promissory notes requiring

                       BIONUTRICS, INC. AND SUBSIDIARIES
payment no later than May 1, 1998. The share issuance is void under Nevada law if payment is not received, and for accounting purposes the shares so issued against promissory notes are not considered issued and outstanding until the notes are paid. During 1998, the promissory notes were not paid and as such the shares were canceled.

     At October 31, 1996, the Company authorized 1,900,000 shares of common stock for issuance under its Nonqualified 1996 Stock Option Plan (the "1996 Plan") to key personnel, consultants and independent contractors. On December 12, 1997 an additional 950,000 shares of common stock were authorized for issuance under the "1996 Plan", for a total of 2,850,000 authorized as of October 31, 1998. The incentive stock options are granted to purchase common stock at 100 percent (110% for an optionee who is a 10% stockholder) of the fair market value of the stock on the date of grant. Stock options are granted to purchase common stock at a price determined by the plan administrator and can be exercisable for a period of up to ten years from the date of grant (five years for an option granted to a 10% stockholder). All participants are eligible to receive stock awards and stock appreciation rights, as to be determined by the Company's Board of Directors. No stock awards or stock appreciation rights have been granted under the plan.

     During fiscal year 1998, 8,333 options under the 1996 Plan were exercised. No options under the Plan were exercised as of October 31, 1997.

     DIVIDEND POLICY -- The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

     EMPLOYEE STOCK-BASED COMPENSATION -- At July 21, 1992, the Company granted to a stockholder and board member 11,111 options to purchase LipoGenics stock which converted, on October 31, 1996, to 110,144 options to purchase shares of the Company's unregistered common stock at a total exercise price of $150,000 expiring on the earlier of July 21, 2002, or a public offering of the Company's shares of common stock, none of which were exercised at October 31, 1997. At October 31, 1995, the Company granted 180,000 options to a stockholder and board member to purchase shares of the Company's unregistered common stock at an exercise price of $1.50 per share for a period of three years commencing October 31, 1995. No options under this agreement have been exercised at October 31, 1997. The 180,000 options issued October 31, 1995 expired October 31, 1998 unexercised. At October 31, 1996, 1,163,000 options with a five year exercise period and an option price of $5 were granted to employees under the 1996 Plan. These options vest equally over a three year period from the date of grant. During 1997, 573,100 options were granted to employees under the 1996 Plan. During 1998, 382,000 options were granted to employees under the 1996 Plan and 233,600 were cancelled or expired.

     On September 17, 1998, the compensation committee of the Board of Directors reduced the exercise price for options held by employees who were not Directors to $4.00. None of the other terms were modified.

                       BIONUTRICS, INC. AND SUBSIDIARIES

     A summary of transactions for employee stock options and warrants for the years ended October 31, 1998, 1997 and 1996 is as follows:

                                                                               WEIGHTED AVERAGE
                                                NUMBER         OPTION        ---------------------
                                                  OF            PRICE        REMAINING    EXERCISE
                                                SHARES          RANGE          LIFE        PRICE
                                               ---------    -------------    ---------    --------
Options outstanding at October 31, 1995......    290,144    $1.36 - $1.50      2.1         $1.45
  Options granted............................  1,163,000        $5.00
                                               ---------
Options outstanding at October 31, 1996......  1,453,144    $1.36 - $5.00      3.6         $4.29
  Options granted............................    573,100    $7.36 - $9.13
                                               ---------
Options outstanding at October 31, 1997......  2,026,244    $1.36 - $9.13      3.9         $5.59
  Options granted............................    382,000    $4.00 - $5.00
  Warrants granted...........................    700,000    $3.25 - $4.00
  Options cancelled..........................   (233,600)       $5.00
                                               ---------
Options outstanding at October 31, 1998......  2,874,644    $1.36 - $5.00      4.84        $4.08
Options available for future grant under the
  1996 Plan..................................    688,911
                                               =========

     The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options granted to employees. Accordingly, compensation cost for stock options and warrants is recorded as the excess, if any, of the fair value of the Company's common stock at the date of grant over the exercise price of the option or warrant. No compensation cost was recognized in the Company's consolidated statements of operations, for employee based options and warrants for 1998, 1997 or 1996.

     In accordance with the methodology prescribed under SFAS No. 123, Accounting for Stock Based Compensation, compensation cost for 1998, 1997 and 1996 was estimated to be $3,807,706, $1,641,517 and $87,500, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                RISK FREE    VOLATILITY    OPTION    DIVIDEND
                                                INTEREST        RATE       LIVES      YIELD
                                                ---------    ----------    ------    --------
1998..........................................    4.83%         117%         3          0
1997..........................................    6.18%          99%         3          0
1996..........................................    6.00%          60%         3          0

     Had the Company elected to recognize the above-mentioned compensation cost in 1998, 1997 and 1996, loss from continuing operations would be $13,050,111, $13,983,383 and $3,095,407, respectively, and the basic net loss per share would be $.70, $.87 and $.27, respectively.

     NONEMPLOYEE STOCK-BASED COMPENSATION -- In May 1996, the Company granted 600,000 warrants to a stockholder to purchase shares of common stock at an exercise price of $2.50 per share for the first 300,000 shares and $4 per share for the remaining 300,000 shares in exchange for consulting services rendered, or to be rendered, to the Company. Of the 600,000 warrants granted, 200,000 became exercisable at the date of grant and the remaining warrants become exercisable at a rate of 50,000 per quarter commencing August 1996 through May 1998. All warrants have ten year exercise periods. The 600,000 warrants issued in May 1996 were returned by the holder and subsequently cancelled by the Company. On August 14, 1998, 2,000,000 warrants were issued as part of the sale of stock to AC Humko. These warrants have a two year life and are exercisable at $2.00. None of the warrants granted under this agreement have been exercised at October 31, 1998. At October 31, 1996, 58,333 options with a five year exercise period and an option price of $5.00 were granted to nonemployees under the 1996 Plan. During 1998, 33,334 options were issued to a former employee in recognition of options cancelled.

                       BIONUTRICS, INC. AND SUBSIDIARIES

     A summary of transactions for nonemployee stock options and warrants for the years ended October 31, 1998, 1997 and 1996 is as follows:

                                                                               WEIGHTED AVERAGE
                                                NUMBER         OPTION        ---------------------
                                                  OF            PRICE        REMAINING    EXERCISE
                                                SHARES          RANGE          LIFE        PRICE
                                               ---------    -------------    ---------    --------
Options and warrants outstanding at October
  31, 1995
  Options issued.............................    658,333    $2.50 - $5.00       8.0        $3.40
                                               ---------
Options and warrants outstanding at October
  31, 1996 and 1997..........................    658,333    $2.50 - $5.00       8.0        $3.40
  Warrants cancelled.........................   (600,000)   $2.50 - $4.00        --        $3.25
  Warrants issued............................  2,000,000        $2.00           1.8        $2.00
  Options issued.............................     33,334        $4.00           1.7        $4.00
  Options exercised..........................     (8,333)       $5.00            --        $5.00
                                               ---------
Options and warrants outstanding at October
  31, 1998...................................  2,083,334    $2.00 - $5.00       1.9        $2.10
                                               =========
As of October 31, 1998:
  Exercisable options........................     66,667                                   $4.50
                                               =========
  Exercisable warrants.......................  2,000,000                                   $2.00
                                               =========

     In accordance with the methodology prescribed under SFAS No. 123, the Company recognized $175,422, $253,808 and $87,500 of compensation expense in the 1998, 1997 and 1996 consolidated statements of operations, respectively. The fair value of each nonemployee option and warrant was calculated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions shown on the previous page.

     WARRANTS -- In August 1998, the Company issued to a Director, in recognition of his prior purchases of stock, 5-year warrants for the purchase of 100,000 shares of common stock exercisable at $4.00 per share and 10-year warrants for the purchase of 600,000 shares of common stock exercisable at $3.25 per share. Payment for the warrants was $50,000. As part of the August 1998 AC Humko transaction, the Company issued two-year warrants for the purchase of 2,000,000 shares of common stock exercisable at $2.00 per share.

7.  INCOME TAXES

     At October 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $24,556,000 which expire on various dates through 2018.

     At October 31, 1998, 1997 and 1996, deferred tax assets of approximately $10,258,000, $5,994,529 and $1,748,000, respectively, relating to such potential tax benefits were fully offset by a valuation allowance.

8.  LEASES

     The Company has operating leases for office space, vehicles and equipment, which expire on various dates through July 31, 2007. Total rental expense was approximately $794,000, $242,000 and $96,000 for fiscal

                       BIONUTRICS, INC. AND SUBSIDIARIES
years 1998, 1997 and 1996, respectively. Future minimum lease payments under noncancelable operating leases at October 31, 1998 are as follows:

1999........................................................    $  543,060
2000........................................................       330,556
2001........................................................       321,744
2002........................................................       323,836
2003........................................................       194,581
Thereafter..................................................       568,110
                                                                ----------
Total.......................................................    $2,281,887
                                                                ==========

     The Company leases a copier under a noncancelable capital lease. The future minimum lease payments under this noncancelable capital lease at October 31, 1998 are as follows:

1999........................................................    $ 9,260
2000........................................................      9,260
2001........................................................      2,315
                                                                -------
Total future minimum lease payments.........................     20,835
Less amount representing interest at 8.75% per annum........      1,987
                                                                -------
Present value of net minimum lease payments.................     18,848
Less present value of current net minimum lease payments....      7,924
                                                                -------
Present value of long-term net minimum lease payments.......    $10,924
                                                                =======

9.  RELATED PARTY

     Various stockholders have provided consulting and other administrative services to the Company. Expense for the years ended October 31, 1998, 1997 and 1996 was approximately $510,000, $358,000, $469,000, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

     Interest paid to stockholders in connection with outstanding notes was approximately $45,475 and $35,457 for the year ended October 31, 1998 and 1996, respectively. No interest was paid to stockholders during 1997.

10.  ACQUISITION OF INCON TECHNOLOGIES, INC. (UNAUDITED)

     The pro forma information presented below includes InCon's operations for the year ended October 31, 1997 and is presented as if the InCon acquisition had been made at the beginning of the period presented. The unaudited pro forma consolidated financial information is not necessarily indicative of the results of operations that actually would have occurred had the merger occurred on that date or the future results of the combined operations.

                                                          PRO FORMA
                                                         CONSOLIDATED
                                                         ------------
Net revenues.........................................    $  6,551,135
                                                         ============
Net loss.............................................    $(11,204,344)
                                                         ============
Net loss per share...................................    $      (0.70)
                                                         ============

                       BIONUTRICS, INC. AND SUBSIDIARIES

11.  REGULATORY MATTERS

     In May 1997, the FDA took regulatory action against a competitor of the Company with regard to its cholesterol-lowering product introduced in November 1996. The pending action involves the regulatory classification of a dietary supplement containing an ingredient promoted as being the same as or similar to an ingredient contained in a prescription drug product used to lower cholesterol, and raises issues that do not affect the Bionutrics evolvE(R) product. However, the respondent competitor also combines its claim to lower cholesterol with other claims that suggest that cholesterol reduction will both reduce formation and facilitate regression of plaque, which, according to the FDA, are claims to mitigate or prevent disease not permitted for a dietary supplement under DSHEA. While Bionutrics does not make such claims and would not be bound by a regulatory determination involving its competitor's product, nonetheless a negative determination on the competition's labeling could have a bearing on "lowering cholesterol" claims in general, and thereby have an adverse effect on the marketing and advertising programs currently being used for the evolvE(R) product.

                                  * * * * * *

                                 EXHIBIT INDEX

       3.1   Restated Articles of Incorporation(1)
       3.2   Articles of Amendment to the Articles of Incorporation(1)
       3.3   Bylaws(1)
       4.1   Form of Certificate evidencing shares of Common Stock(1)
      10.1   Option granted to Hunt-Wesson, Inc. by LipoGenics, Inc.,
             dated July 1992(1)
      10.2   Agreement dated October 1995 between the Company and Milton
             Okin, Kenneth Okin, Robert Okin and Nicki Closset and
             Amendment to Agreement dated October 1995(1)
      10.3   Agreement between the Company and C. Everett Koop for the
             purchase of 20,000 shares of Common Stock and the issuance of 180,000 options dated October 1995(1)
      10.4   Additional Secured Loan Agreement dated March 1996 between the Company and Milton Okin(1)
      10.6   Stock Purchase Agreements dated September 16, 1996 and
             October 31, 1996 between the Company and Spanswick
             Limited(1)
      10.7   1996 Stock Option Plan, as amended through March 26, 1998
      10.8   Form of Stock Purchase Agreement and Subscription
             Application entered into between the Company and certain
             European investors in January and March 1997 pursuant to
             Regulation S(4)
      10.9   Form of Stock Purchase Agreement entered into between the
             Company and an institutional investor in September 1997(4)
      10.10  Form of Stock Purchase Agreement and Note between the
             Company and two overseas investors in October 1997(4)
      10.11  Employment Agreement between the Registrant and John R.
             Palmer(4)
      10.12  Employment Agreement between Bionutrics Health Products Inc.
             and Stephen H. Friedman(4)
      10.13  Agreement and Plan of Merger by and among InCon
             Technologies, Inc., InCon Holdings, L.L.C., Bionutrics, Inc.
             and BNRX, Inc.(3)
      10.14  Stock Purchase Agreement dated as of August 14, 1998, between the Registrant and AC Humko Corp.(5)
      10.15  Warrant Agreement dated as of August 14, 1998, between the
             Registrant and AC Humko Corp.(5)
      10.16  Technology Agreement dated as of August 14, 1998, between AC
             Humko Corp. and Bionutrics Entities (filed in redacted
             format pursuant to a confidential treatment request)(6)
      10.17  Exclusive Supply Agreement dated as of August 14, 1998, between AC Humko Corp. and Bionutrics Entities (filed in
             redacted format pursuant to a confidential treatment
             request)(6)
      10.19  Form of Asset Purchase Agreement dated as of October 1998 between AC Humko Corp. and Bionutrics Entities(7)
      10.20  Warrant Agreement for the purchase of 100,000 shares of
             Common Stock between the Company and William M. McCormick
             dated August 7, 1998.
      10.21  Warrant Agreement for the purchase of 600,000 shares of
             Common Stock between the Company and William M. McCormick
             dated August 7, 1998.
      16     Letter for change in certifying accountant(2)
      21     Subsidiaries of the Company
      23.1   Consent of Deloitte & Touche
      27     Financial Data Schedule

---------------
     (1) Incorporated by reference to Registrant's Form 10 filed with the Commission on or about January 21, 1997.

     (2) Incorporated by reference to Registrant's Amendment No. 1 to Form 10/A filed with the Commission on or about March 20, 1997.

     (3) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about November 7, 1997, as amended by Registrant's Form 8-K/A filed with the Commission on or about January 30, 1998.

     (4) Incorporated by reference to Registrant's Form 10-K filed with the Commission on or about January 15, 1998, as amended by Registrant's Form 10-K/A filed with the Commission on or about January 30, 1998.

     (5) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about August 31, 1998.

     (6) Incorporated by reference to Registrant's Form 8-K/A filed with the Commission on or about October 13, 1998.

     (7) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about October 21, 1998.

                             [BIONUTRICS INC. LOGO]

          2425 E. Camelback Road, Suite 650 -- Phoenix, Arizona 85016
                                 (602) 508-0112