Form 10-Q
period 1999-01-31
BIONUTRICS INC
filed 1999-03-16
CIK 1030839

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended JANUARY 31, 1999

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


YES      X        NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                               OUTSTANDING AS OF MARCH 9, 1999
-----                               -------------------------------
COMMON
PAR VALUE $.001 PER SHARE                   20,705,732

                                BIONUTRICS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


PART I. FINANCIAL INFORMATION                                              PAGE


    ITEM I.   Condensed Consolidated Financial Statements (Unaudited):

                 Consolidated Balance Sheets                               3

                 Consolidated Statements of Operations                     4

                 Consolidated Statements of Cash Flows                     5

                 Notes to Condensed Consolidated Financial
                 Statements                                                6
     ITEM 2.  Management's Discussion and Analysis                         8

PART II. OTHER INFORMATION


     ITEM 2(C) Changes in Securities                                      11

     ITEM 6    Exhibits and Reports on Form 8-K                           11

     SIGNATURE                                                            12

[BIONUTRICS LOGO]
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                        JANUARY 31,        OCTOBER 31,
                                                                           1999               1998
                                                                      --------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $    226,000        $  1,704,400
  Trade receivables - net of allowance for bad debts of $74,021
     and $72,086, respectively                                           1,915,791           1,992,060
  Inventory                                                                520,882             763,654
  Prepaids & other current assets                                          691,709             169,822
                                                                      ------------        ------------
                  Total Current Assets                                   3,354,382           4,629,936
                                                                      ------------        ------------

PROPERTY - net of accumulated depreciation of $1,544,970
     and $1,345,751, respectively                                        5,272,569           5,401,259
                                                                      ------------        ------------

OTHER ASSETS:
  Goodwill - net of accumulated amortization of $35,250
     and $28,200, respectively                                             528,628             535,678
  Patent applications and other related costs - net of accum
     amortization of $144,670 and $143,005, respectively                   325,721             327,386
                                                                      ------------        ------------
                  Total Other Assets                                       854,349             863,064
                                                                      ------------        ------------

TOTAL                                                                 $  9,481,300        $ 10,894,259
                                                                      ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                    $    796,798        $  1,090,845
  Accrued liabilities                                                    1,095,920           1,102,070
  Current portion of notes payable & capital leases                      1,108,367           1,108,090
  Other current liabilities                                                 11,500                   0
                                                                      ------------        ------------
                  Total Current Liabilities                              3,012,585           3,301,005
                                                                      ------------        ------------
NOTES PAYABLE AND CAPITAL LEASES - Net of
    current portion                                                         13,667              17,525
                                                                      ------------        ------------
                  Total Liabilities                                      3,026,252           3,318,530
                                                                      ------------        ------------
STOCKHOLDERS' EQUITY
  Common stock                                                              20,602              20,352
  Additional paid-in capital                                            31,647,806          31,483,706
  Warrants                                                               3,147,093           2,797,136
  Accumulated deficit                                                  (28,359,250)        (26,724,262)
  Common stock in treasury, at cost                                         (1,203)             (1,203)
                                                                      ------------        ------------
                  Total Stockholders' Equity                             6,455,048           7,575,729
                                                                      ------------        ------------
TOTAL                                                                 $  9,481,300        $ 10,894,259
                                                                      ============        ============

See Notes to Condensed Consolidated Financial Statements

[BIONUTRICS LOGO]
 CONSOLIDATED STATEMENT OF OPERATIONS
 (UNAUDITED)

                                                           Three Months
                                                         Ended January 31
                                                 --------------------------------
                                                      1999                1998
                                                 ------------        ------------
REVENUES:
  REVENUE FROM SERVICES                          $    691,719        $    663,585
  REVENUE FROM PRODUCT SALES                          443,098           1,131,357
                                                 ------------        ------------
                  TOTAL GROSS REVENUES              1,134,817           1,794,942
DISCOUNTS AND ALLOWANCES                              175,810              92,021
                                                 ------------        ------------
                  NET REVENUES                        959,007           1,702,921
COST OF REVENUES                                      887,543           1,899,478
                                                 ------------        ------------
                  GROSS (LOSS) PROFIT                  71,464            (196,557)
                                                 ------------        ------------
OPERATING EXPENSES:
  SELLING, GENERAL AND ADMINISTRATIVE               1,633,899           2,951,421
  RESEARCH AND DEVELOPMENT                             61,925             196,623
                                                 ------------        ------------
                  TOTAL OPERATING EXPENSES          1,695,824           3,148,044
                                                 ------------        ------------
                  OPERATING LOSS                   (1,624,360)         (3,344,601)
                                                 ------------        ------------

OTHER (EXPENSE) INCOME:                               (10,628)              8,194
                                                 ------------        ------------
NET LOSS                                         ($ 1,634,988)       ($ 3,336,407)
                                                 ============        ============

BASIC LOSS PER COMMON SHARE                      ($      0.08)       ($      0.19)
                                                 ============        ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                 20,439,065          17,875,127
                                                 ============        ============

See Notes to Condensed Consolidated Financial Statements

[BIONUTRICS LOGO]
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

                                                                            Three months
                                                                         Ended January 31
                                                                    -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                  1999                1998
                                                                    -------------------------------
Net Loss                                                            ($1,634,988)       ($3,336,407)
Adjustments to reconcile net loss to cash used in operations:
  Depreciation and amortization                                         207,934            314,099
  Stock based compensation expense                                       14,307             35,076
Changes in operating assets and liabilities:
  Trade receivables-net                                                  76,269             61,731
  Inventory                                                             242,772             56,627
  Prepaids and other current assets                                    (521,887)           341,818
  Accounts payable                                                     (294,047)           768,495
  Accrued and other current liabilities                                   5,349           (424,534)
                                                                    -----------        -----------
                  Net cash used in operating activities              (1,904,291)        (2,183,095)
                                                                    -----------        -----------
INVESTING ACTIVITIES-CAPITAL EXPENDITURES                               (70,528)          (312,735)
                                                                    -----------        -----------
FINANCING ACTIVITIES:
Proceeds from issuance of stock & warrants                              500,000            706,055
Repayments of debt & capital leases                                      (3,581)            (4,160)
                                                                    -----------        -----------

                  Net cash provided by financing activities             496,419            701,895
                                                                    -----------        -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (1,478,400)        (1,793,935)
CASH AND CASH EQUIVALENTS, BEG OF PERIOD                              1,704,400          2,181,121
                                                                    -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   226,000        $   387,186
                                                                    ===========        ===========
Supplemental Disclosures of Noncash
Investing and Financing activities:
  Acquisition of equipment under capital leases                                        $   173,808
                                                                                       ===========

See Notes to Condensed Consolidated Financial Statements

                                BIONUTRICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A -          The accompanying unaudited Condensed Consolidated
                  Financial Statements of Bionutrics, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended January 31, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 1999. These financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended October 31, 1998. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses of $28,359,250 through January 31, 1999 which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate gross profits and positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE B - Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the presented periods. Options and warrants are excluded from the basic net loss per share calculation, as they are anti-dilutive.

NOTE C - The Company raised $500,000 in capital through the issuance of common stock in the three month period ended January 31, 1999. The capital stock was issued at $2.00 per share. In conjunction with this issuance, 750,000 warrants were issued with an exercise price of $2.00 per share. The capital stock was subscribed to in January and subsequently paid in February.

NOTE D - The Company had a memorandum of understanding to acquire Lipoprotein Technologies, which has elapsed due to passage of time. The Company may evaluate opportunities with Lipoprotein Technologies at a future date.

NOTE E - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for the Company's fiscal year ending October 31, 2000. The Company has not yet completed evaluating the impact of implementing the provisions of SFAS No. 133 as there are many specifics to the statement that remain unclear at this time.

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

Three months ended January 31, 1999 compared with three months ended January 31, 1998.

RESULT OF OPERATIONS

The results of operations for the first quarter of fiscal 1999 as compared to 1998 primarily reflect Bionutrics, Inc. transitioning the Bionutrics Health Products, Inc. subsidiary from production and distribution of a single brand, evolvE(R), toward one of development and production of a variety of products for third parties.

Consolidated gross revenues for the quarter ended January 31, 1999 were $1,135,000 versus $1,795,000 for the same quarter in 1998, summarized by subsidiary as follows (intercompany sales excluded):

                                                       FOR THE QUARTER ENDED
                                                            JANUARY 31,
                                                  --------------------------
               SUBSIDIARY
         ---------------------------------
                                                     1999             1998
                                                 ------------     ------------
         InCon Technologies Inc.                 $  716,000       $  663,000

         Bionutrics Health Products Inc.            374,000          922,000

         Nutrition Technology Corporation            45,000          210,000
                                                 ----------       ----------
         Total Consolidated Gross Revenues       $1,135,000       $1,795,000
                                                 ==========       ==========

InCon Technologies Inc.'s increase in sales reflects increased toll processing activity as well as additional sales of equipment.

Bionutrics Health Products Inc. experienced a significant decline in sales due to curtailment of advertising and support for the brand evolvE(R) as a result of financial constraints. The Company recognizes that a substantial advertising program is necessary to achieve growth in the evolvE(R) product line, and that failure to show positive sales results will have a negative impact on obtaining and maintaining distribution store accounts. In addition, some accounts have returned the product due to low volume activity. EvolvE(R) distribution is maintained by over 36,000 stores including many leading drug and food chains throughout the United States.

Bionutrics Health Products is repositioning itself as a product development company and as such is engaged in discussions with several potential marketing partners involving evolvE(R) and future branded products including dietary supplements and functional food products. New products will be based on new technology extending beyond a tocotrienol platform.

Nutrition Technology Corporation discontinued production in its West Monroe, Louisiana facility in late 1997. The sales reflected for the quarter ended January 31, 1999 and 1998 reflect the sale of remaining by-products on hand from production and testing. The company's lease on the West Monroe, Louisiana facility terminated on February 28, 1999 and no activity was conducted after that time. After the sale of assets to AC Humko, Nutrition Technology Corporation is substantially inactive.

Cost of revenues for the three months ended January 31, 1999 was $888,000 versus $1,900,000 for the same three months in 1998. This reduction in cost of sales is due to lower sales volume in addition to reduced manufacturing costs from the winding down of operations at the West Monroe, Louisiana production facility. With the substantial reduction of production costs the company experienced its first quarter of profitable gross margin in the three months ended January 31, 1999.

Operating expenses for the three months ended January 31, 1999 of $1,696,000 were $1,452,000 less than that recognized for the same three months in 1998 of $3,148,000. This 46% reduction is due to significantly reduced advertising, salaries and cost curtailment programs.

Other expense for the three months ended January 31, 1999 was $11,000 versus other income of $8,000 for the same period in the prior year. This $19,000 change is primarily due to interest expense for loans outstanding.

Net loss decreased to $1,635,000 or $.08 per share for the three months ended January 31, 1999 versus $3,336,000, or $.19 per share for the three months ended January 31, 1998 due primarily to lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the three month period ended January 31, 1999 was $1,904,000 as compared to $2,183,000 during the same period in 1998. Although net losses for the three month period ended January 31, 1999 were substantially lower than the same period for the prior year, changes in operating assets and liabilities essentially offset this variation. This offset is due to the increase in other assets for the $500,000 stock subscription, which was subsequently paid in February, and repayment of overdue accounts payable.

Net cash used in investing activities during the three months ended January 31, 1999 was $71,000 as compared to $313,000 during the same period in 1998. These investment activities were largely related to capital expenditures in manufacturing operations. The Company anticipates that additional investment in manufacturing operations will be required at Incon. In 1998 investing activities also reflected $125,000 invested in the acquisition of patents.

Net cash provided by financing activities totaled $496,000 for the three-month period ended January 31, 1999 versus $702,000 for the same period in 1998. This cash was provided primarily by the sale of common stock for both years.

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

IMPACT OF THE YEAR 2000 ISSUE

The Company is presently assessing its exposure to year 2000 issues. Internally it has been determined that systems are capable of handling the new millenium. With regard to key suppliers and strategic partners a letter requesting the status of year 2000 readiness has been distributed. Although not all recipients have responded as yet, those that have stated they are prepared or have taken steps to be prepared. As a complete assessment has not yet been achieved, the Company's state of readiness, risks and contingency plans are not yet known. Costs associated with year 2000 readiness have been minimal to date and are anticipated to be so in the future.

                                BIONUTRICS, INC.

                           PART II - OTHER INFORMATION



ITEM 2(C)                  Changes in Securities:

                           250,000 shares of common stock issued at $2.00 per share and 750,000 warrants at $2.00 to an affiliate of a nominee for director.

                           The above issuance was made pursuant to section 4 (2) of the Securities Act of 1933.


ITEM 6                     Exhibits and Report on Form 8-K


                  (a)      Exhibits
                           1. Exhibit 27


                  (b)      Reports on Form 8-K - None

                                BIONUTRICS, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Bionutrics, Inc.
                                               ----------------
                                                 (Registrant)

Dated: March 16, 1999                          By:/s/George E. Duck, Jr.
       ---------------                            ----------------------------
                                               Its: Vice President, Finance
                                                  ----------------------------
                                                     Secretary and Treasurer
                                                  ----------------------------
                                                 (Principal Financial Officer)

                                 EXHIBIT INDEX

                  (a)      Exhibits
                           1. Exhibit 27