Form 10-Q
period 1999-04-30
BIONUTRICS INC
filed 1999-06-14
CIK 1030839

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            / / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended April 30, 1999

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ____TO____

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


YES      X        NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                       OUTSTANDING AS OF JUNE 10, 1999
-----                                       -------------------------------
COMMON                                      20,805,732
PAR VALUE $.001 PER SHARE

                                BIONUTRICS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q






PART I. FINANCIAL INFORMATION                                                         PAGE

         ITEM I.  Condensed Consolidated Financial Statements (Unaudited):

                      Consolidated Balance Sheets                                       3

                      Consolidated Statements of Operations                             4

                      Consolidated Statements of Cash Flows                             5

                      Notes to Condensed Consolidated Financial
                      Statements                                                        6


         ITEM 2.  Management's Discussion and Analysis                                  8




PART II. OTHER INFORMATION


         ITEM 2(c)     Changes in Securities                                           13

         ITEM 4        Submission of Matters to a Vote of Security Holders             13

         ITEM 5        Other Information                                               14

         ITEM 6        Exhibits and Reports on Form 8-K                                14

         SIGNATURE                                                                     16

BIONUTRICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                           APRIL 30,          OCTOBER 31,
                                                                            1999                 1998
                                                                         ------------        ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $    387,519        $  1,704,400
  Trade receivables - net of allowance for bad debts of $75,808
     and $72,086, respectively                                              2,047,900           1,992,060
  Inventory                                                                   364,711             763,654
  Prepaids and other current assets                                           191,328             169,822
                                                                         ------------        ------------
                  Total Current Assets                                      2,991,458           4,629,936
                                                                         ------------        ------------

PROPERTY - net of accumulated depreciation of $1,739,587
     and $1,345,751, respectively                                           5,079,935           5,401,259
                                                                         ------------        ------------

OTHER ASSETS:
  Goodwill - net of accumulated amortization of $42,300
     and $28,200, respectively                                                521,578             535,678
  Patent applications and other related costs - net of accumulated
     amortization of $146,335 and $143,005, respectively                      324,056             327,386
                                                                         ------------        ------------
                  Total Other Assets                                          845,634             863,064
                                                                         ------------        ------------
TOTAL                                                                    $  8,917,027        $ 10,894,259
                                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $  1,057,996        $  1,090,845
  Accrued liabilities                                                       1,222,027           1,102,070
  Current portion of notes payable and capital leases                       1,308,645           1,108,090
  Other current liabilities                                                    70,900                   0
                                                                         ------------        ------------

                  Total Current Liabilities                                 3,659,568           3,301,005
                                                                         ------------        ------------

NOTES PAYABLE AND CAPITAL LEASES - Net of
    current portion                                                             9,740              17,525
                                                                         ------------        ------------
                  Total Liabilities                                         3,669,308           3,318,530
                                                                         ------------        ------------
STOCKHOLDERS' EQUITY
  Common stock                                                                 20,802              20,352
  Additional paid-in capital                                               31,924,413          31,483,706
  Warrants                                                                  3,158,696           2,797,136
  Accumulated deficit                                                     (29,854,989)        (26,724,262)
  Common stock in treasury, at cost                                            (1,203)             (1,203)
                                                                         ------------        ------------
                  Total Stockholders' Equity                                5,247,719           7,575,729
                                                                         ------------        ------------
TOTAL                                                                    $  8,917,027        $ 10,894,259
                                                                         ============        ============

See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (UNAUDITED)

                                                            Three Months                          Six Months
                                                           Ended April 30                       Ended April 30
                                                 ------------------------------------------------------------------------
                                                     1999                1998                1999                1998
                                                 ------------        ------------        ------------        ------------
REVENUES:
  REVENUE FROM SERVICES                          $  1,102,914        $  1,059,115        $  1,794,633        $  1,722,699
  REVENUE FROM PRODUCT SALES                          544,996             525,545             988,094           1,656,902
                                                 ------------        ------------        ------------        ------------
                  TOTAL GROSS REVENUES              1,647,910           1,584,660           2,782,727           3,379,601

DISCOUNTS AND ALLOWANCES                              228,529              73,310             404,339             165,331
                                                 ------------        ------------        ------------        ------------

                    NET REVENUES                    1,419,381           1,511,350           2,378,388           3,214,270

COST OF REVENUES                                      897,052           1,847,237           1,784,594           3,746,715
                                                 ------------        ------------        ------------        ------------

     GROSS PROFIT (LOSS)                              522,329            (335,887)            593,794            (532,445)
                                                 ------------        ------------        ------------        ------------

OPERATING EXPENSES:
  SELLING, GENERAL AND ADMINISTRATIVE               1,839,659           3,341,082           3,473,559           6,292,502
  RESEARCH AND DEVELOPMENT                            125,693              69,939             187,618             266,562
                                                 ------------        ------------        ------------        ------------
                  TOTAL OPERATING EXPENSES          1,965,352           3,411,021           3,661,177           6,559,064
                                                 ------------        ------------        ------------        ------------

                  OPERATING LOSS                   (1,443,023)         (3,746,908)         (3,067,383)         (7,091,509)
                                                 ------------        ------------        ------------        ------------

OTHER (EXPENSE) INCOME:                               (52,716)            (25,856)            (63,344)            (17,662)
                                                 ------------        ------------        ------------        ------------

NET LOSS                                         ($ 1,495,739)       ($ 3,772,764)       ($ 3,130,727)       ($ 7,109,171)
                                                 ============        ============        ============        ============

BASIC NET LOSS PER COMMON SHARE                  ($      0.07)       ($      0.21)       ($      0.15)       ($      0.39)
                                                 ============        ============        ============        ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                 20,805,732          18,322,714          20,622,398          18,098,920
                                                 ============        ============        ============        ============

See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

                                                                             Six months
                                                                            Ended April 30
                                                                    -------------------------------
OPERATING ACTIVITIES:                                                   1999               1998
                                                                    -----------        -----------
Net Loss                                                            ($3,130,727)       ($7,109,171)
Adjustments to reconcile net loss to cash used in operations:
  Depreciation and amortization                                         416,591            619,581
  Expenses incurred in exchange for common stock                        274,103             63,750
  Stock-based compensation expense                                       28,614             70,152
Changes in operating assets and liabilities:
  Trade receivables-net                                                 (55,840)          (105,326)
  Inventory                                                             398,943            264,905
  Prepaids and other current assets                                     (21,506)           317,072
  Accounts payable                                                      (32,849)           (39,922)
  Accrued and other current liabilities                                 190,857           (559,478)
                                                                    -----------        -----------

                  Net cash used in operating activities              (1,931,814)        (6,478,437)
                                                                    -----------        -----------

INVESTING ACTIVITIES:
Capital expenditures                                                    (81,838)        (1,102,196)
Proceeds from disposal of assets                                          4,000                  0
                                                                    -----------        -----------

                  Net cash used in investing activities                 (77,838)        (1,102,196)
                                                                    -----------        -----------

FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants                            500,000          3,611,920
Notes payable issuance                                                  200,000          1,852,376
Repayments of notes payable and capital leases                           (7,229)           (12,735)
                                                                    -----------        -----------

                  Net cash provided by financing activities             692,771          5,451,561
                                                                    -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (1,316,881)        (2,129,072)

CASH AND CASH EQUIVALENTS, BEG OF PERIOD                              1,704,400          2,181,121
                                                                    -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   387,519        $    52,049
                                                                    ===========        ===========
Supplemental Disclosures of Noncash
Financing activities:

   Property acquired under capital leases                                              $   173,808
                                                                                       ===========

See Notes to Condensed Consolidated Financial Statements

                                BIONUTRICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - The accompanying unaudited Condensed Consolidated Financial
         Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the six-month period ended April 30, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 1999. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended October 31, 1998. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE B - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares assumed outstanding during the presented periods. Options and warrants are excluded from the basic net loss per share calculation as they are anti-dilutive.


NOTE C - The Company raised $500,000 in capital through issuance of common stock during the six-month period ended April 30, 1999. This capital stock was issued at $2.00 per share. In conjunction with this issuance, 750,000 warrants were issued with an exercise price of $2.00 per share. Of these warrants, 250,000 expire 6/30/99, 250,000 expire 12/30/99 and
         250,000 expire 12/30/00.

NOTE D - The Company borrowed $200,000 on a short-term basis from a director. The loan is a demand loan and bears interest at the rate of 9.5% annually.

NOTE E - The Company is in negotiations with AC Humko Corp. to create a joint venture with respect to the Company's toll processing operations at InCon Technologies, Inc. The Company anticipates that this transaction will include the transfer of certain assets to the joint venture in exchange for cash. The goal of the venture is to expand and grow the business with the Company and AC Humko sharing in the future profits. The Company expects to reach an agreement sometime during the third quarter.

NOTE F - In June 1998, the FASB issued SFAS No. 133, Accounting for
         Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for the Company's fiscal year ending October 31, 2000. The Company has not yet completed evaluating the impact of implementing the provisions of SFAS No. 133 as there are many specifics to the statement that remain unclear at this time.

                                BIONUTRICS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES CERTAIN FORWARD LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," "INTENDS," "PLANS" AND "ANTICIPATES" AND SIMILAR TERMS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS THAT RELATE TO THE COMPANY'S FUTURE PERFORMANCE. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED HERE. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "BUSINESS-SPECIAL CONSIDERATIONS" IN THE COMPANY'S FORM 10-K.

Three months ended April 30, 1999 compared with three months ended April 30, 1998.

RESULTS OF OPERATIONS

The results of operations for the second quarter of fiscal 1999 as compared to 1998 continues to reflect Bionutrics, Inc. transitioning the Bionutrics Health Products, Inc. subsidiary from production and distribution of a single brand, evolvE, toward one of development and production of a variety of products for third parties.

Consolidated gross revenues for the quarter ended April 30, 1999 were $1,648,000 versus $1,585,000 for the same quarter in 1998, summarized by subsidiary as follows:

                                                      FOR THE QUARTER ENDED
                  SUBSIDIARY                                 APRIL 30,
          ------------------------                ----------------------------
                                                       1999             1998
                                                   ----------       ----------
          InCon Technologies                       $1,312,000       $1,135,000

          Bionutrics Health Products                  276,000          415,000

          Nutrition Technology                         60,000           35,000
                                                   ----------       ----------
          TOTAL  CONSOLIDATED GROSS REVENUES       $1,648,000       $1,585,000
                                                   ==========       ==========

Bionutrics Health Products Inc. continues to experience a significant decline in sales due to curtailment of advertising and support for the brand evolvE(R) as a result of financial constraints. The Company recognizes that a substantial advertising program is necessary to achieve growth in the evolvE(R) product line, and that failure to show positive sales results will have a negative impact on obtaining and maintaining distribution store accounts. In addition, some accounts have returned the product due to low volume activity. EvolvE(R) distribution is maintained by over 32,000 stores including many leading drug and food chains throughout the United States.

Bionutrics Health Products is repositioning itself as a product development company and as such is engaged in discussions with several potential marketing partners involving evolvE(R) and future branded products including dietary supplements and functional food products. New products will be based on new technology extending beyond a tocotrienol platform.

InCon Technologies Inc.'s increase in sales reflects toll processing activity as well as sales of equipment.

Nutrition Technology Corporation discontinued production in its West Monroe, Louisiana facility in late 1997. The sales reflected for the quarter ended April 30, 1999 and 1998 reflect the sale of remaining by-products on hand from production and testing. The Company's lease on the West Monroe, Louisiana facility terminated on February 28, 1999 and no activity was conducted after that time. After the sale of assets to AC Humko, Nutrition Technology Corporation is substantially inactive.

Cost of revenues for the quarter ended April 30, 1999 was $897,000 versus $1,847,000 for the same quarter in 1998. This reduction in cost of revenues is due to lower sales volume in addition to reduced manufacturing costs from the winding down of operations at the West Monroe, Louisiana production facility. With the substantial reduction of production costs, the Company experienced its second quarter of positive gross margin in the three months ended April 30, 1999.

Operating expenses for the quarter ended April 30, 1999 of $1,965,000 were $1,446,000 less than that recognized for the same quarter in 1998 of $3,411,000. This 42% reduction is due to significantly reduced advertising, salaries and cost containment programs.

Other expense for the quarter ended April 30, 1999 was $53,000 versus $26,000 for the same quarter in 1998. This $27,000 increase is primarily due to interest expense for notes payable outstanding.

Net loss decreased to $1,496,000 or $.07 per share for the quarter ended April 30, 1999 from $3,773,000, or $0.21 per share for the quarter ended April 30, 1998 due primarily to lower operating expenses.

Six months ended April 30, 1999 compared with six months ended April 30, 1998.

RESULTS OF OPERATIONS

Trends and comments as noted for the second quarter apply also to the six month year-to-date comparisons. The results of operations for the second quarter of fiscal 1999 as compared to 1998 continue to reflect Bionutrics, Inc. transitioning the Bionutrics Health Products, Inc. subsidiary from production and distribution of a single brand, evolvE, toward one of development and production of a variety of products for third parties.

Consolidated gross revenues for the six months ended April 30, 1999 were $2,783,000 versus $3,380,000 for the same period in 1998 and are summarized by subsidiary as follows:

                                             FOR THE SIX MONTHS ENDED
             SUBSIDIARIES                           APRIL 30,
          -------------------------        ---------------------------
                                              1999             1998
                                           ----------       ----------
          InCon Technologies               $2,028,000       $1,798,000

          Bionutrics Health Products          650,000        1,336,000

          Nutrition Technology                105,000          246,000
                                           ----------       ----------
          TOTAL GROSS REVENUES             $2,783,000       $3,380,000
                                           ==========       ==========


Bionutrics Health Products Inc. experienced a significant decline in sales due to curtailment of advertising and support for the brand evolvE(R) as a result of financial constraints.

InCon Technologies increase in sales reflects toll processing activity as well as sales of equipment.

Nutrition Technology Corporation discontinued production in its West Monroe, Louisiana facility in late 1997. The sales reflected for the six months ended April 30, 1999 and 1998 reflect the sale of remaining by-products on hand from production and testing.

Cost of revenues for the six months ended April 30, 1999 was $1,785,000 versus $3,747,000 for the same period in 1998. This reduction in cost of revenues is due to lower sales volume in addition to reduced manufacturing costs from the winding down of operations at the West Monroe, Louisiana production facility.

Operating expenses for the six months ended April 30, 1999 of $3,661,000 were $2,898,000 less than that recognized for the same period in 1998 of $6,559,000. This 44% reduction is due to significantly reduced advertising, salaries and cost containment programs.

Other expense for the six months ended April 30, 1999 was $63,000 versus $18,000 for the same period in 1998. This $45,000 increase is primarily due to interest expense for notes payable outstanding.

Net loss decreased to $3,131,000 or $.15 per share for the six months ended April 30, 1999 from $7,109,000, or $0.39 per share for the same period in 1998 due primarily to lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the six-month period ended April 30, 1999 was $1,932,000 as compared to $6,573,000 during the same period in 1998. This decrease is due primarily to lower operating expenses.

Net cash used in investing activities during the six months ended April 30, 1999 was $78,000 as compared to $1,102,000 during the same period in 1998. These investment activities were largely related to capital expenditures in the manufacturing operations. In 1998, investing activities also reflected $125,000 invested in the acquisition of patents.

Net cash provided by financing activities totaled $693,000 for the six-month period ended April 30, 1999 versus $5,546,000 from the same period in 1998. This cash was provided primarily by the sale of common stock for both years and a loan from a director during 1999.

As previously reported, in February 1998 the Company entered into a strategic alliance with Novartis to enable it to evaluate the Company's technology and rice bran-derived products for potential application as functional food ingredients. Novartis and Bionutrics have agreed to extend the current option agreement through the end of July 1999.

The Company's current cash resources and expected cash flow from operations will not be sufficient to fund its operational needs for the balance of fiscal 1999. Therefore, the Company continues to seek additional capital though private equity and bank lines of credit. There can be no assurance that such additional financing will be attainable, or attainable on terms acceptable to the Company. Access by the Company to additional capital will depend substantially upon prevailing market conditions, and the financial condition of and prospects for the Company at the time.

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

                                BIONUTRICS, INC.

                           PART II - OTHER INFORMATION

ITEM 2(c)                  Changes in Securities:

                           A director was issued 100,000 restricted shares of Common Stock for services performed and to be performed for the Company valued at $125,000.

                           HSBC Securities was issued 100,000 restricted shares of Common Stock at $1.38 per share for investment banking services.

                           Affiliates of the Shemano Group were issued warrants exercisable at any time until April 9, 2001 for the purchase of an aggregate of 100,000 shares of Common Stock at $4.00 per share.

                           The Company borrowed $200,000 from a director pursuant to a demand note bearing interest at 9.5%.

                           The above issuances were made pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4                     Submission of Matters to a Vote of Security Holders

                           The Company's 1999 Annual Meeting of Stockholders was held on March 30, 1999. The following nominee was elected to the Company's Board of Directors to serve as a Class I director for a two-year term or until his successor is elected and qualified:

Nominee                    Votes in Favor            Withheld
-------                    --------------            --------
Richard M. Feldheim          10,939,715              437,819

The following nominees were elected to the Company's Board of Directors to serve as Class II directors for a three-year term or until their successors are elected and qualified:

Nominee                        Votes in Favor      Withheld
-------                        --------------      --------
Y. Steve Henig, Ph.D           10,939,715          437,819
Winston A. Salser, Ph.D        10,939,715          437,819
Donald A. Winkler              10,939,715          437,819
Robert B. Goergen              10,939,715          437,819

The following directors' terms of office continued after the 1999 Annual Meeting of Stockholders:

         Ronald H. Lane, Ph.D.
         Daniel S. Antonelli
         C. Everett Koop, M.D., Sc.D.
         William M. McCormick
         Milton Okin
         Frederick B. Rentschler

The following additional item was voted upon by the Company's stockholders:

         Proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending October 31, 1999.

            Votes in Favor         Opposed        Abstained       Broker Non-Vote
            --------------         -------        ---------       ---------------
            11,372,534              5,400            0                  0

ITEM 5            Other Information

                  Effective March 30, 1999, George E. Duck, Jr., the Vice President of Finance, Secretary, and Treasurer of the Company, resigned from the Company. Dr. Ronald H. Lane, the President, was elected as Secretary and Treasurer of the Company effective March 31, 1999. Karen Harwell, the Controller of the Company, is the Company's Chief Accounting Officer. Ms. Harwell, who is a CPA, has served as the Company's Controller since January 1997. She served as Manager for Accounting Solutions, Inc. from October 1995 to December 1996. She was Executive Director for the Arizona Lions Eye and Tissue Bank, Inc. from October 1993 to September 1995 and its Controller from October 1990 to September 1993. Ms. Harwell began her career as a Financial Auditor for the State of Arizona Office of the Auditor General.

ITEM 6            Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 10.22 Stock Purchase Agreement and Common Stock Purchase Warrants dated January 28, 1999 between Ropart Investments, LLC and the Company.

                  Exhibit 10.23 Warrant Certificates dated April 27, 1999 issued to Gary J. Shemano, Mart Bailey and Michael Jacks for an aggregate of 100,000 shares of Common Stock and Warrant Agreement effective April 9, 1998 between The Shemano Group and the Company

                  Exhibit 27

         (b)      Reports on Form 8-K - None

                                BIONUTRICS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Bionutrics, Inc.
                                       (Registrant)


Dated:  June 10, 1999                    By:/s/Ronald H. Lane
                                            -----------------

                                         Its: Chairman of the Board,
                                         Chief Executive Officer and President


                                         By:/s/Karen J. Harwell
                                            ----------------------

                                         Its: Controller and
                                              Chief Accounting Officer

                  Exhibit Index

                  Exhibit 10.22 Stock Purchase Agreement and Common Stock Purchase Warrants dated January 28, 1999 between Ropart Investments, LLC and the Company.

                  Exhibit 10.23 Warrant Certificates dated April 27, 1999 issued to Gary J. Shemano, Mart Bailey and Michael Jacks for an aggregate of 100,000 shares of Common Stock and Warrant Agreement effective April 9, 1998 between The Shemano Group and the Company
                  Exhibit 27