Form 10-Q
period 1999-07-31
BIONUTRICS INC
filed 1999-09-07
CIK 1030839

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended July 31, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


YES      X        NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                       OUTSTANDING AS OF SEPTEMBER 7, 1999
-----                                       -----------------------------------
COMMON                                      20,805,732
PAR VALUE $.001 PER SHARE

                                BIONUTRICS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q







PART I. FINANCIAL INFORMATION                                              PAGE


   ITEM I.  Condensed Consolidated Financial Statements (Unaudited):

                     Balance Sheets                                           3

                     Statements of Operations                                 4

                     Statements of Cash Flows                                 5

                     Notes to Financial Statements                            6


   ITEM 2.  Management's Discussion and Analysis                              8




PART II. OTHER INFORMATION


   ITEM 6.   Exhibits and Reports on Form 8-K                                13


   SIGNATURE                                                                 14

Bionutrics, Inc.
Condensed Consolidated Balance Sheets
   (Unaudited)



                                                                                   July 31,                 October 31,
                                                                                     1999                       1998

                                                                           -----------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                               $1,268,751                 $1,704,400
  Trade receivables - net of allowance for bad debts of $48,463
     and $72,086, respectively                                                             1,362,855                  1,992,060
  Inventory                                                                                  274,940                    763,654
  Prepaids and other current assets                                                          202,622                    169,822
                                                                           -----------------------------------------------------
                  Total Current Assets                                                     3,109,168                  4,629,936
                                                                           -----------------------------------------------------

PROPERTY - net of accumulated depreciation of $239,535
     and $1,345,751, respectively                                                            115,478                  5,401,259
                                                                           -----------------------------------------------------

OTHER ASSETS:
  Goodwill - net of accumulated amortization of $28,200                                            0                    535,678
  Patent applications and other related costs - net of accumulated
     amortization of $148,000 and $143,005, respectively                                     322,391                    327,386
  Investment in InCon Processing, L.L.C.                                                   2,327,941                          0
                                                                           -----------------------------------------------------
                  Total Other Assets                                                       2,650,332                    863,064
                                                                           -----------------------------------------------------

TOTAL                                                                                     $5,874,978                $10,894,259
                                                                           =====================================================



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                          $539,896                 $1,090,845
  Accrued liabilities                                                                      1,204,425                  1,102,070
  Current portion of notes payable and capital leases                                        331,342                  1,108,090
                                                                           -----------------------------------------------------
                  Total Current Liabilities                                                2,075,663                  3,301,005
                                                                           -----------------------------------------------------

NOTES PAYABLE AND CAPITAL LEASES - Net of
    current portion                                                                            4,511                     17,525
                                                                           -----------------------------------------------------
                  Total Liabilities                                                        2,080,174                  3,318,530
                                                                           -----------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock                                                                                20,802                     20,352
  Additional paid-in capital                                                              32,004,331                 31,483,706
  Warrants                                                                                 3,093,085                  2,797,136
  Accumulated deficit                                                                    (31,322,211)               (26,724,262)
  Common stock in treasury, at cost                                                           (1,203)                    (1,203)
                                                                           -----------------------------------------------------
                  Total Stockholders' Equity                                               3,794,804                  7,575,729
                                                                           -----------------------------------------------------

TOTAL                                                                                     $5,874,978                $10,894,259
                                                                           =====================================================


See Notes to Condensed Consolidated Financial Statements

Bionutrics, Inc.
Condensed Consolidated Statement of Operations
 (Unaudited)



                                                      Three Months                                         Nine Months
                                                     Ended July 31                                        Ended July 31
                                       --------------------------------------------------------------------------------------------

                                              1999                     1998                         1999                     1998
                                       --------------------------------------------------------------------------------------------

REVENUES:
  Revenue from services                   $700,706               $1,114,818                     $2,495,340               $2,837,517
  Revenue from product sales               136,185                  652,477                      1,124,279                2,309,379
                                       --------------------------------------------------------------------------------------------
       Total gross revenues                836,891                1,767,295                      3,619,619                5,146,896

DISCOUNTS AND ALLOWANCES                   111,697                  115,740                        516,036                  281,071
                                       --------------------------------------------------------------------------------------------

       Net revenues                        725,194                1,651,555                      3,103,583                4,865,825

COST OF REVENUES                           534,407                1,921,232                      2,319,001                5,667,947
                                       --------------------------------------------------------------------------------------------

       Gross operating profit (loss)         190,787                 (269,677)                       784,582              (802,122)
                                       --------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Selling, general and administrative    1,543,938                2,220,279                      5,016,908                8,512,782
  Research and development                 110,775                   97,975                        298,981                  364,537
                                       --------------------------------------------------------------------------------------------
       Total operating expenses          1,654,713                2,318,254                      5,315,889                8,877,319
                                       --------------------------------------------------------------------------------------------

       Operating loss                  (1,463,926)              (2,587,931)                    (4,531,307)              (9,679,441)
                                       --------------------------------------------------------------------------------------------

OTHER EXPENSE:                              (3,296)                 (63,755)                       (66,642)                (81,417)
                                       --------------------------------------------------------------------------------------------

NET LOSS                               ($1,467,222)             ($2,651,686)                   ($4,597,949)            ($9,760,858)
                                       ============================================================================================




Basic net loss per common share             ($0.07)                  ($0.14)                        ($0.22)                 ($0.54)
                                       ============================================================================================


Weighted average number of common
shares outstanding                      20,805,732               18,329,381                     20,805,732               18,175,741
                                        ===========================================================================================





See Notes to Condensed Consolidated Financial Statements

Bionutrics, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)


                                                                                          Nine months
                                                                                         Ended July 31
                                                                         ------------------------------------------

OPERATING ACTIVITIES:                                                               1999                      1998
                                                                         ------------------------------------------

Net Loss                                                                     ($4,597,949)              ($9,760,858)
Adjustments to reconcile net loss to cash used in operations:
  Depreciation and amortization                                                1,093,873                   898,354
  Expenses incurred in exchange for common stock                                 274,103                    63,750
  Stock-based compensation expense                                                42,921                   105,228
Changes in operating assets and liabilities:
  Trade receivables-net                                                           35,054                  (274,433)
  Inventory                                                                      488,714                   473,466
  Prepaids and other current assets                                              (32,800)                  414,109
  Accounts payable                                                              (159,553)                1,257,440
  Accrued and other current liabilities                                          102,355                   (33,380)
                                                                         ------------------------------------------

                  Net cash used in operating activities                       (2,753,282)               (6,856,324)
                                                                         ------------------------------------------

INVESTING ACTIVITIES:
Capital expenditures                                                            (133,275)               (1,547,405)
Investment in InCon Processing, L.L.C.                                          (272,244)                        0
Proceeds from disposal of assets                                               3,004,000                         0
                                                                         ------------------------------------------

                  Net cash provided by (used in) investing activities          2,598,481                (1,547,405)
                                                                         ------------------------------------------

FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants                                     500,000                 3,531,920
Notes payable issuance                                                           200,000                 3,225,000
Repayments of notes payable and capital leases                                  (980,848)                  (22,385)
                                                                         ------------------------------------------

                  Net cash (used in) provided by financing activities           (280,848)                6,734,535
                                                                         ------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (435,649)               (1,669,194)

CASH AND CASH EQUIVALENTS, BEG OF PERIOD                                       1,704,400                 2,181,121
                                                                         ------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $1,268,751                  $511,927
                                                                         ==========================================

Supplemental Disclosures of Noncash Investing and
Financing activities:
   Contribution of assets to L.L.C.                                             $399,815
                                                                         ================
   Property acquired under capital leases                                                                 $173,808
                                                                                         ==========================

See Notes to Condensed Consolidated Financial Statements


                                BIONUTRICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A -      The accompanying unaudited Condensed Consolidated Financial
          Statements of Bionutrics, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the nine-month period ended July 31, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 1999. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended October 31, 1998. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

 NOTE B -     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares assumed outstanding during the presented periods. Options and warrants are excluded from the basic net loss per share calculation as they are anti-dilutive.


NOTE C -      The Company raised $500,000 in capital through issuance of common stock during the nine-month period ended July 31, 1999. This capital stock was issued at $2.00 per share. In conjunction with this issuance, 750,000 warrants were issued with an exercise price of $2.00 per share. Of these warrants, 250,000 expired June 30, 1999, 250,000 expire December 30, 1999 and 250,000 expire December 30, 2000.

NOTE D -      The Company borrowed $200,000 on a short-term basis from a director. The loan is a demand loan and bears interest at the rate of 9.5% annually. All loans from directors were repaid during the 3rd quarter 1999.

NOTE E -      In June 1999, the Company entered into a new 50/50 joint venture with AC HUMKO CORP., wherein InCon Technologies, Inc. (InCon) transferred substantially all of its assets to a newly formed Limited Liability Company (InCon Processing, L.L.C.), for which it received a payment of $3,000,000 and a 50% interest in the joint venture. InCon Processing, L.L.C. took over substantially all of the business currently engaged in by InCon relating to toll processing, molecular separation, and the design and sale of molecular separation facilities. InCon Processing, L.L.C. expects to utilize the InCon expertise to expand its existing business and to expand its business into processing micronutrients that would be available for food grade products. In connection with this transaction, the remaining amount of goodwill recorded at the date of acquisition of InCon was written off at the date of the transaction.

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

Three months ended July 31, 1999 compared with three months ended July 31, 1998.

RESULTS OF OPERATIONS

Consolidated gross revenues for the quarter ended July 31, 1999 were $837,000 versus $1,767,000 for the same quarter in 1998, summarized by subsidiary as follows:



                                                         FOR THE QUARTER ENDED
    SUBSIDIARY                                                   JULY 31,
-----------------                                      ------------------------
                                                       1999             1998
                                                       -----             -----


InCon Technologies                                    $701,000       $1,115,000

Bionutrics Health Products                             136,000          600,000

Nutrition Technology                                         0           52,000

                                                      ----------     -----------
TOTAL CONSOLIDATED GROSS REVENUES                      $837,000      $1,767,000
                                                      ==========     ==========

Bionutrics Health Products Inc. continues to experience a significant decline in sales due to curtailment of advertising and support for the brand evolvE(R). The Company recognizes that a substantial advertising and public relations program is necessary to maintain significant sales of the evolvE(R) product line. EvolvE(R) distribution is maintained by over 32,000 stores including many leading drug and food chains throughout the United States. Failure to show positive sales results could have a significant negative impact on the maintenance of these accounts. Some stores have returned product due to low sales volume.

Bionutrics Health Products is repositioning itself as a product development company and as such is engaged in discussions with several potential marketing partners involving evolvE(R) and future branded products including dietary supplements and functional food ingredients. Bionutrics Health Products will develop, patent and trademark novel products while its marketing partners will provide the distribution, marketing and sales support. New products will be based on new technology extending beyond a tocotrienol platform.

InCon Technologies Inc.'s (InCon) decrease in revenues is attributable to the new 50/50 joint venture entered into during the third quarter with AC HUMKO CORP., wherein InCon transferred substantially all of its assets to a newly formed Limited Liability Company (InCon Processing, L.L.C.). InCon Processing, L.L.C. took over substantially all of the business currently engaged in by InCon relating to toll processing, molecular separation, and the design and sale of molecular separation facilities. As a result of its investment in the L.L.C., the Company will be entitled to 50% of the future profits. However, it is anticipated that the L.L.C. will retain the cash generated from operations for at least the next 12 months to expand and develop its business.

Nutrition Technology Corporation discontinued production in its West Monroe, Louisiana facility in late 1997. Therefore, no sales are reflected for the quarter ended July 31, 1999. Sales for the quarter ended July 31, 1998 reflect the sale of remaining by-products on hand from production and testing. The Company's lease on the West Monroe, Louisiana facility terminated on February 28, 1999 and no activity was conducted after that time. After the sale of assets to AC HUMKO CORP., Nutrition Technology Corporation is substantially inactive.

Cost of revenues for the quarter ended July 31, 1999 was $534,000 versus $1,921,000 for the same quarter in 1998. This reduction in cost of revenues is due to lower sales volume in addition to reduced manufacturing costs from the discontinuance of operations at the West Monroe, Louisiana production facility. With the substantial reduction of production costs, the Company experienced its third consecutive quarter of positive gross margin in the three months ended July 31, 1999.

Operating expenses for the quarter ended July 31, 1999 of $1,655,000 were $663,000 less than that recognized for the same quarter in 1998 of $2,318,000. This 29% reduction is due to significantly reduced advertising and salaries, as well as cost containment programs.

Other expense for the quarter ended July 31, 1999 was $3,000 versus $64,000 for the same quarter in 1998. This $61,000 decrease is primarily due to lower interest expense incurred for notes payable outstanding.

Net loss decreased to $1,467,000 or $.07 per share for the quarter ended July 31, 1999 from $2,652,000 or $0.14 per share for the quarter ended July 31, 1998 due primarily to lower cost of revenues.

Nine months ended July 31, 1999 compared with nine months ended July 31, 1998.

RESULTS OF OPERATIONS

Trends and comments as noted for the third quarter apply also to the nine month year-to-date comparisons.

Consolidated gross revenues for the nine months ended July 31, 1999 were $3,620,000 versus $5,147,000 for the same period in 1998 and are summarized by subsidiary as follows:

                                                    FOR THE NINE MONTHS ENDED
        SUBSIDIARIES                                        JULY 31,
-------------------------
                                                    ---------------------------

                                                          1999          1998

                                                   -------------    ----------

InCon Technologies                                     $2,729,000    $2,913,000

Bionutrics Health Products                                786,000     1,937,000

Nutrition Technology                                      105,000       297,000
                                                    -------------    ----------

TOTAL GROSS REVENUES                                   $3,620,000    $5,147,000
                                                    =============    ==========

Bionutrics Health Products Inc. experienced a significant decline in sales due to curtailment of advertising and support for the brand evolvE(R).

InCon Technologies decrease in sales is attributable to the new 50/50 joint venture entered into during the third quarter of fiscal 1999 with AC HUMKO CORP., wherein InCon Technologies transferred substantially all of its assets to a newly formed Limited Liability Company.

Nutrition Technology Corporation discontinued production in its West Monroe, Louisiana facility in late 1997. The sales reflected for the nine months ended July 31, 1999 and 1998 reflect the sale of remaining by-products on hand from production and testing.

Cost of revenues for the nine months ended July 31, 1999 was $2,319,000 versus $5,668,000 for the same period in 1998. This reduction in cost of revenues is due to lower sales volume in addition to reduced manufacturing costs from the discontinuance of operations at the West Monroe, Louisiana production facility.

Operating expenses for the nine months ended July 31, 1999 of $5,316,000 were $3,561,000 less than that recognized for the same period in 1998 of $8,877,000. This 40% reduction is due to significantly reduced advertising and salaries, as well as cost containment programs.

Other expense for the nine months ended July 31, 1999 was $67,000 versus $81,000 for the same period in 1998. This $14,000 decrease is primarily due to lower interest expense incurred for notes payable outstanding.

Net loss decreased to $4,598,000 or $.22 per share for the nine months ended July 31, 1999 from $9,761,000 or $0.54 per share for the same period in 1998 due primarily to lower cost of revenues and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the nine-month period ended July 31, 1999 was $2,753,000 as compared to $6,856,000 during the same period in 1998. This decrease is due primarily to lower cost of revenues and operating expenses.

Net cash provided by investing activities during the nine months ended July 31, 1999 was $2,598,000 as compared to a use of $1,547,000 during the same period in 1998. The net cash provided during the nine months ended July 31, 1999 was largely due to the new 50/50 joint venture with AC HUMKO CORP. wherein InCon Technologies, Inc. transferred substantially all of its assets to a newly formed Limited Liability Company (InCon Processing, L.L.C.). Net cash used in investing activities during the nine months ended July 31, 1998 were largely related to capital expenditures in the manufacturing operations and the acquisition of a patent.

Net cash used in financing activities totaled $280,000 for the nine-month period ended July 31, 1999 versus net cash provided of $6,735,000 from the same period in 1998. Cash provided by financing activities was primarily from the sale of common stock and short term loans for both years. The net cash used during the nine months ended July 31, 1999 reflects the repayment of notes payable to directors.

In June 1999, the Company entered into a new 50/50 joint venture with AC HUMKO CORP. The Company received $3,000,000 and a 50% interest in the joint venture for the transfer of substantially all of InCon Technologies assets. InCon Processing, L.L.C. took over substantially all of the business currently engaged in by InCon relating to toll processing, molecular separation, and the design and sale of molecular separation facilities.

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


YEAR 2000 READINESS

The Company has completed the assessment of its critical computer systems and believes them to be Year 2000 compliant. Although the Company believes its critical systems are Year 2000 compliant, there can be no assurances that other defects will not be discovered in the future. The Company believes that any failure of the Company's non-critical systems to be Year 2000 compliant will not have a material adverse effect on the Company. With regard to key suppliers and strategic partners a letter requesting the status of year 2000 readiness has been distributed. The majority of recipients have responded that they are addressing Year 2000 issues in a prudent fashion. Others have not responded, but none have informed the Company of material Year 2000 issues. The Company is unable to control whether the firms and suppliers it does business with currently, and in the future, will have systems which are compliant. Expenditures to date have not been material and have consisted primarily of the time of certain company personnel. The Company does not currently expect that future costs of completing the assessment will be material.

                                BIONUTRICS, INC.

                           PART II - OTHER INFORMATION



ITEM 6            Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  Form 8-K filed June 25, 1999 regarding a new 50/50 joint venture with AC HUMKO CORP.

                                BIONUTRICS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Bionutrics, Inc.
                                                   (Registrant)


Dated:  September  7,  1999                        By:/s/Ronald H. Lane

                                                   Its: Chairman of the Board,
                                                   Chief Executive Officer and
                                                   President


                                                   By:/s/Karen J. Harwell

                                                   Its: Controller and Chief
                                                   Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.                                          Description
----------                                           -----------

   27                                          Financial Data Schedule