Form 10-K405
period 1999-10-31
BIONUTRICS INC
filed 2000-01-26
CIK 1030839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1999

Commission file number 0-22011

[BIONUTRICS INC. LOGO]

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0760991 (I.R.S. employer identification no.)

2425 E. Camelback Road, Suite 650, Phoenix, Arizona (Address of principal executive offices)	85016 (Zip Code)

Registrant’s telephone number, including area code:  (602) 508-0112

Securities registered pursuant to Section 12(b) of the Act:

NONE

(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of class)

     Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      As of January 18, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock as of such date on the Nasdaq SmallCap Market, was $22,323,964. No other capital stock is outstanding. Shares of Common Stock held by each officer and director and by each person who owned 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and may not apply for other purposes.

      As of January 18, 2000, there were 20,820,181 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

      Portions of registrant’s definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

Item 1.  Business

Introduction

      Bionutrics, Inc. (“Bionutrics” or the “Company”) is a biopharmaceutical company founded to discover, develop and apply novel biologically active compounds from natural sources. The Company’s goal is to be a leader in the newly emerging field of functional nutrition: the marriage of drugs and food. The objective is to address health by providing food ingredients that can prevent and even cure diagnosed diseases. Bionutrics’ business model is to source biologically active compounds from food commodity processing by-product streams and develop these compounds as proprietary functional nutrition and/or ethical drug products. The disciplines and efforts comprising a discovery and development program for functional nutrition and ethical drugs are fundamentally the same. Products derived from the Company’s research program will be directed initially towards functional nutrition to generate early revenue and reduce the need for capital while it pursues the development and regulatory approval of drug candidates.

      The Company’s building efforts of the previous decade have positioned it with proprietary technology, compounds, processing methods and products having application to worldwide markets of potential significance. Bionutrics has sources of raw material by-products streams available to it in large quantities and it has developed specific capabilities in engineering and processing technologies for the separation of these streams into both high-value biologically active products and bulk food ingredients. This technology provides the Company the advantage of access to proprietary active ingredients at relatively low cost. Initial products are tocotrienol concentrates derived from rice bran.

      Bionutrics’ operating strategy is to leverage its core competency of new product development by partnering the manufacturing and marketing. The Company’s goal is to discover, define and protect its products and technology and to partner manufacturing and marketing. Bionutrics believes this strategy will allow it to exploit its strengths while recognizing its resource limitations, and at the same time accessing the unfolding global opportunity.

      The Company’s three primary subsidiaries are LipoGenics, Inc. (“LipoGenics”), Bionutrics Health Products, Inc. (“Health Products”), and InCon Technologies Inc. (“InCon”). LipoGenics serves as the product research arm of the Company with a focus on the discovery and development of active compounds for both drugs and functional nutrition. Health Products is the market research and product positioning company charged to deliver new functional nutrition products to marketing partners. InCon saw its operation merged into a new limited liability company, InCon Processing, LLC (“InCon Processing”) in which InCon has a 50% ownership together with AC HUMKO CORP. (“AC HUMKO”), a subsidiary of ABF North America Corp. (“ABF”). InCon Processing provides engineering and design for the Bionutrics’ compound recovery systems and ingredient processing. In addition, the Company has three inactive subsidiaries, Nutrition Technology Corporation, InCon International Ltd. and Cosmedics, Inc.

      Bionutrics was incorporated in Nevada in 1990. All its subsidiaries are organized in Delaware except Nutrition Technology Corporation, which is organized in Nevada, and InCon International Ltd., which is organized in the British Virgin Islands. References herein to Bionutrics or the Company are to the parent corporation and its subsidiaries except where otherwise indicated. The Company maintains its principal offices at 2425 East Camelback Road, Suite 650, Phoenix; its telephone number is (602) 508-0112.

Industry Overview

  Functional Nutrition

      The Company competes within the Functional Nutrition category that includes functional foods, medical foods and dietary supplements, including vitamins, minerals and supplements. Each of these sub-categories has a definition, legal and competitive, which distinguishes it from the others.

      Functional foods began with a National Cancer Institute initiative to find ways of supplementing foods to enhance their cancer fighting potential. The functional food category may be defined as conventional foods or foods for special dietary use that are regulated under the Nutritional Labeling and Education Act (NLEA 1990) that have enhanced health benefits. From a marketing perspective, it may be difficult to distinguish between certain non-modified products such as vegetables and those that have been specially prepared to enhance health. However, the majority of new entries in this category are specially-fortified versions of conventional foods. The market for these products is purported to have surpassed $18 billion last year in the U.S. Products that exemplify the category are ones such as stanol fortified margarines and salad dressings as well as certain fortified bars and meal replacements. As these products take hold in the mainstream, newer products such as enriched eggs and fully prepared and packaged foods continue to proliferate. The backbone for these products is the bioactive ingredients used to deliver on health or function claims. From soy protein, oat bran and psyllium as macro ingredients, to stanols, isoflavones and tocotrienols as micro ingredients, these bioactives are beginning to fuel growth and product development momentum in the food industry.

      The medical food category is unique in that it is separate from NLEA. These products are different from NLEA regulated foods for special dietary use in that they must meet certain requirements. Products that meet the strict statutory definition of medical foods are a small segment of the group represented as such. However, many marketing companies are adding medical foods to their product lines. In using this special category, many new dietary ingredients may be conveniently delivered to consumers and more specific information may be provided on labels to help consumers identify products that may help their specific health concerns. The market for these products is being driven by the consumers increasing willingness to self-medicate. Examples of current medical foods are arginine enriched bars for heart health and specially formulated bars and other foods for diabetics.

      Dietary supplements are part of the health and natural food market in the United States. This market increased from an estimated $14.8 billion in sales in 1997 to $16.4 billion in 1998, a growth rate of 10%. The expansion of this market is largely the result of the rapidly growing portion of the population over 40 years old, who are concerned with aging and disease, combined with favorable consumer attitude shifts toward natural health care. Within the health and natural food market, dietary supplement sales were $10 billion in 1998. Recent estimates indicate that 54% of the U.S. population uses nutritional supplements at least occasionally in some form. By 2001, retail sales in this category alone are expected to exceed $12 billion annually. Nutritional awareness and market size are also growing in other parts of the world. Bionutrics intends to access these global opportunities for product sales of both dietary supplements and functional foods, in each case through strategic partners.

      The growth of sales of dietary supplements has resulted largely from recent studies indicating a correlation between the regular consumption of selected vitamins and nutritional supplements and reduced incidences of conditions such as cancer, heart disease and osteoporosis. Within the dietary supplement category, antioxidants remain the growth leader. One antioxidant, vitamin E, has shown particularly strong growth, resulting in estimated retail sales in excess of $700 million in mass-market sales alone in 1998. Dietary supplements, including both vitamins and nutritional supplements, are consumed specifically to enhance bodily structure or functions, such as thinking or athletic performance or cholesterol reduction. Under current law a dietary supplement may not claim to prevent, treat or cure a disease (see below under “Government Regulation”), which restricts the manner in which it may be marketed and the claims that can lawfully be made.

      The Company developed its first functional nutrition ingredient, Clearesterol™, a patented all-natural complex for cardiovascular health extracted from rice bran oil. Clearesterol™ belongs to a new class of vitamin E compounds called tocotrienols. Clearesterol™is the active ingredient in evolvE®, the Company’s first dietary supplement. evolvE® was launched in 1997 in a national campaign targeting mass-market retail distribution. The Company succeeded in placing evolvE® in more than 40,000 retail outlets coast-to-coast. However, due to capital limitations, Bionutrics determined the most promising way to leverage its new product development strength was to launch its future products through marketing partners as opposed to spending its resources on national marketing and advertising campaigns.

  Ethical Drugs

      Bionutrics has technology with potential application to cardiovascular health, cancer, anti-inflammation, anti-oxidation and diabetes. These applications reflect proprietary claim positions for compositions that may have use in more than one disease indication. It also reflects technology that the Company has acquired the rights to during the past year. The market for successful and fully exploited ethical drug or medical device candidates can be measured in the hundreds of millions of dollars or more. There is significant risk in development and obtaining regulatory approval for any new candidate with no assurance of success. It is the Company’s intent to define the initial opportunity with its research for its most promising candidates and if the results warrant, to partner their full development.

Product Development

      The Company intends to develop proprietary compositions potentially as both ethical drugs and functional nutrition products. The functional nutrition products will be created and developed as novel medical food, functional food and dietary supplement formulations for use by specific target populations. These ingredients and formulations may include tocotrienols or other compounds that can be marketed with statements of nutritional support authorized per the 1990 NLEA and 1994 DSHEA legislation (see below under “Government Regulation”). The intent of the ingredients development program will be to generate future proprietary products with a point-of-difference and wide marketability. Such products would reflect the Company’s business model of focusing on new ingredients that exploit its core competency.

  Cardiovascular

      Clearesterol™: Bionutrics’ first cardiovascular ingredient, Clearesterol™, is a tocotrienol vitamin E based composition. Vitamin E is the general term used for eight naturally-occurring, essential fat-soluble nutrients. The series is composed of four compounds (alpha-, beta-, gamma-, delta-tocopherol) with a tocopherol structure bearing a saturated phytyl C16 side chain and four compounds (alpha-, beta-, gamma-, delta-tocotrienol) with a tocotrienol structure having an unsaturated phytyl C16 side chain bearing three double bonds. All tocols, to varying degrees, are antioxidants. Tocotrienol vitamin E — as opposed to the standard tocopherol vitamin E — is a cornerstone of the Company’s proprietary technology and patent protection.

      Tocol antioxidants in blood appear to reduce damage to blood vessel wall cells caused by oxidizing or “free radical” agents. Research indicates that the Clearesterol™ constituents are a far more effective antioxidant than standard vitamin-E (alpha-tocopherol) and, unlike the antioxidants found in standard vitamin E or beta-carotene, the Clearesterol™ ingredient helps to reduce blood cholesterol levels. The significance of Clearesterol™ with respect to cardiovascular health has been demonstrated in clinical trials that show tocotrienols may promote normal cardiovascular health three ways by helping to lower cholesterol levels, providing cardiovascular antioxidant protection and promoting normal circulation in some individuals. Clearesterol™ is an all-natural complex extracted from rice bran oil through a patented processing method. The proprietary process involves stabilization of the rice bran and selective extraction and concentration of the rice bran oil.

      Vitenol E®. The Company has also produced a more concentrated form of rice bran-derived tocotrienols, Vitenol E®, which it plans to use as an ingredient in its own novel formulations and to sell to other companies as a “value-added” vitamin E complex. Bionutrics is obtaining this material from InCon Processing, which employs molecular distillation and other separation technologies.

      Niacin-Fiber. Bionutrics has acquired the rights to patented technology for the use of a timed-released composition of niacin and dietary fiber (see “Patents and Trademarks” below), which has demonstrated a 22-24% reduction in LDL-cholesterol, 13-18% increase in HDL-cholesterol and a 21-29% drop in triglycerides following four weeks of treatment with 1.2 gms of niacin daily. This particular composition may have application to diabetics and other populations with dyslipidemia.

  Cancer

      Bionutrics received a broad patent this past year covering the use of tocotrienols to treat cancer (see “Patents and Trademarks” below). Third-party research published in peer-reviewed journals supports the Company’s position that tocotrienols may be effective in the treatment of certain cancer types. The Company is in the process of evaluating possible approaches for further research through the use of a multi cancer cell-line screening program with the National Cancer Institute. Bionutrics has also discovered other compounds isolated from natural sources that appear to be effective against certain cancer cell-lines and intends to extend its current research on those compounds to determine their potential efficacy and commercial feasibility.

  Inflammation

      The Company has filed a patent application on compounds that treat inflammation. These compounds potentially have a wide use with autoimmune and autoimmune-like diseases and their possible prevention. Bionutrics expects to continue research on these compounds and may develop products for both the functional nutrition and ethical drug markets based on the results of the trials.

  Oxidative Stress

      Bionutrics has filed a patent application on a novel composition, which has unique anti-oxidative activity and may be used to reduce oxidative stress. The Company has also acquired technology that has application as a means of measuring oxidative stress in both blood and urine (see “Patents and Trademarks” below). The urine based assay can be employed as a self-administered take home kit for the determination of an individuals level of oxidative stress, potential contribution of a disease state to the oxidative stress and the benefit derived by the administration of the Company’s potential proprietary antioxidant products.

  Diabetes

      Diabetes is a disease closely associated with obesity and age. It is a growing concern in the United States. Bionutrics has proprietary technology with potential application to diabetics. The Company received a SBIR (Federal Small Business Innovation Research) grant, titled A Novel Tocotrienol for treating diabetic Dyslipidemia, which was funded in September of 1999. This grant supports research of one of LipoGenics’ proprietary tocotrienols, 2-desmethyltocotrienol, to lower blood lipids in an animal model of diabetes. This SBIR research program is being conducted in LipoGenics’ laboratory located in Worcester, Massachusetts. The Company intends to consider the development of products based on this and other proprietary technology for both functional nutrition and ethical drug applications with diabetics. The marketing and distribution on these products, if successfully developed, will be through strategic partners.

Marketing

      The Company intends to market its ingredients for functional nutrition worldwide via marketing agreements with strategic partners. Because of the high cost of product entry today, the companies with the commitment and capacity to provide consumer advertising and support with the retail trade will be best positioned for success. Bionutrics has stated its intent to market its products through partnerships with such companies. This design is intended to allow the Company to invest its resources in product development and rely on its partners to address the advertising, public relations and other promotional costs for their respective markets.

      To initiate the process of securing a marketing partner and a base for the marketing of its products, Bionutrics entered into a product evaluation agreement with Novartis Nutrition, a subsidiary of the Swiss pharmaceutical company Novartis, AG. The intent of that evaluation was to determine the feasibility of using Bionutrics’ proprietary Clearesterol™ as a functional food ingredient. Bionutrics and Novartis Nutrition, which is now part of Novartis Consumer Health and does business as Novartis Health and Functional Nutrition (“Novartis”), have elected not to pursue the initial course as originally anticipated but are continuing to explore product and market opportunities. Bionutrics’ intent is to supply Novartis with proprietary products and/or ingredients for specific uses and markets, and Novartis will distribute these ingredients under its own label. Novartis has also taken an equity position in the Company.

      Beyond Novartis, the Company is in negotiations with additional multinational marketing companies to partner with Bionutrics in the development and marketing of its proprietary products. The areas of interest include cardiovascular health where the Company has its historical investment, and cancer, cellular oxidation, inflammation and diabetes. Market channels include mass-market retail, multi-level marketing and the Internet.

      As part of Bionutrics’ strategy to partner marketing and manufacturing, the evolvE® brand is not being supported with consumer advertising or product promotion funds. However, the product does still have a presence in the mass market, primarily retail drug stores. The Company is also serving consumers through its Internet address and 800-phone line. The Company is planning to consider distributors for evolvE® outside the United States.

Manufacturing

      Bionutrics’ operating strategy is to leverage its core competency of new product development by partnering manufacturing and marketing. The Company, in particular, desires to expand its manufacturing base and to take advantage of value-added commodity by-product processing technology without operational responsibility or capital risk. To accomplish this, Bionutrics is looking to form partnerships with global food manufacturing firms who will assume the logistic, transportation, distribution, regulatory, environmental, labor, administration and other operational elements associated with processing by-product streams necessary to manufacture the Company’s products.

  ABF Alliance

      In 1998, Bionutrics and ABF North America Corp. (“ABF”), the U.S. subsidiary of Associated British Foods Plc, a company headquartered in London, England entered into an alliance for the manufacturing of certain rice bran based food and other functional nutrition products. The intent of the alliance was for ABF to partner in the manufacturing of Bionutrics’ products, when feasible, and in the process to unburden the Company of related operational and capital issues.

      As part of the 1998 transaction, AC HUMKO CORP. (“AC HUMKO”), a subsidiary of ABF, acquired for $2 million Bionutrics’ rice bran-processing technology for use in North America. The technology acquisition was part of a contemporaneous $4 million stock investment in Bionutrics and a subsequent purchase for approximately $2.5 million of certain oil processing assets from the plant owned by Bionutrics’ subsidiary, Nutrition Technology Corp., in West Monroe, Louisiana, which plant was closed on October 1, 1998. As part of the divestiture, Bionutrics retained the right to participate in rice bran processing profits by AC HUMKO without operational responsibility or capital risk.

  InCon Processing

      In June of this past year the Company further reduced its manufacturing exposure by merging its molecular separation operation, InCon Technologies, with AC HUMKO to create a new joint venture company, InCon Processing, LLC, a limited liability company. InCon transferred substantially all of its assets to the newly formed LLC for which it received a payment of $3,000,000 and a 50% interest in the new company. As part of this transaction, Bionutrics restructured a profit sharing provision of the 1998 transaction relating to the calculation of profit and minimums. In the future, the Company will receive 15% of all EBIT (earnings before interest and taxes) derived by AC HUMKO from the sale of rice bran derivative products (verses a graduated percentage of EBITDA earnings before interest, taxes, depreciation and amortization]) without an offset against a floor or minimum earnings deduction (verses a graduated minimum earnings deducted prior to a percentage participation calculation).

      The formation of this venture will allow the Company to more ably avail itself of the research and development capacity of InCon for specialty processing without being encumbered by capital requirements of the operation or for new facilities. As new functional nutrition products are developed within Bionutrics, and InCon Processing designs and engineers systems necessary for their processing, the Company will look initially to AC HUMKO for manufacturing. AC HUMKO will provide the manufacturing of these products where feasible and when such manufacturing is taken on by AC HUMKO, capital expenditures and operational responsibilities will also be theirs. It is management’s view that the InCon Processing venture with AC HUMKO, in a practical sense, enhances Bionutrics’ manufacturing base, broadens the valued partnership between Bionutrics and ABF, and gives the Company greater strength to deal with its future marketing partners.

      A critical aspect of the core competency of the Company is the ability to engineer and design equipment necessary to convert raw material sources into value-added active compounds and nutritional products. This is important because the nature of active compounds renders them difficult to process, isolate, and recover. Producers of raw material by-product streams generally do not have this requisite equipment. Bionutrics believes its compound discovery, clinical research and product market capabilities in combination with InCon Processing’s technology and AC HUMKO’s manufacturing abilities give the Company competitive and operational advantages.

      InCon Processing operates a specialized development and chemical manufacturing facility located in Batavia, Illinois, approximately 45 miles due west of Chicago. The 30,000 square foot facility contains uniquely fabricated molecular distillation and other molecular separation equipment. InCon Processing has developed significant skill in applying molecular distillation technology to engineering and designing molecular separation equipment. Other methods of separation including dry fractionation, chromatographic isolation, solvent extraction, membrane separation and enzymatic fermentation are potentially employed in its designed systems.

      InCon Processing provides toll molecular separation services for Eastman Chemical and other independent companies requiring chemical separation services for the manufacturing of their products. InCon Processing markets its engineering and design skills independently of the Company’s raw material sourcing and sells equipment to unrelated third parties as part of oil processing plant design and construction oversight.

      InCon Processing faces competition for its services from a number of companies as well as from expanding in-house capabilities of several of its customers and potential customers. However, the Company believes that InCon Processing’s management enjoys an excellent reputation in the field, has long-standing relationships with its customers and, particularly with the advantage of its state-of-the-art equipment, believes it is well-positioned to retain and expand its customer base.

Patents and Trademarks

      As of December 1999, Bionutrics has five issued U.S. patents and ten pending U.S. patent applications (with numerous foreign counterparts) covering novel tocotrienols and tocotrienol-like compounds, methods for their use, compositions containing those compounds and production processes in the area of tocotrienols. Furthermore, Bionutrics has secured exclusive licenses under ten additional U.S. patents and three additional pending U.S. patent applications relating to various therapeutic and diagnostic areas of commercial interest to the Company.

      Bionutrics’ first U.S. patent, obtained through its R&D subsidiary LipoGenics (U.S. patent 5,591,772) issued in January 1997. This patent, through composition of matter claims, secures protection for several novel vitamin-E like compounds discovered by Bionutrics and through method and process claims, protects methods for using and processes for producing those compounds. The patent may also serve to protect the Clearesterol™ ingredient contained in Bionutrics’ evolvE® brand dietary supplement. A second U.S. patent was issued in October 1998 (U.S. patent 5,821,264) with claims that parallel those of the January 1997 patent but refer to a broader and more generic class of compounds. In June 1999, Bionutrics received another U.S. patent directed to specific tocotrienol/ tocopherol production processes (U.S. patent 5,908,940).

      In July 1999, a broad U.S. patent was issued to Bionutrics for methods to treat and prevent cancer using tocotrienols (U.S. patent 5,919,818). This patent contains method claims directed to the known, naturally occurring tocotrienols (such as alpha-tocotrienol and gamma-tocotrienol), as well as Bionutrics’ novel proprietary tocotrienols and other vitamin-E like compounds. Bionutrics believes that this patent will provide considerable protection for certain potential anti-cancer compounds currently under investigation.

      Bionutrics continues to protect its trademarks by seeking registration in the U.S. and abroad. Bionutrics obtained U.S. trademark protection for the evolvE® brand name and associated logo in fiscal year 1997 and has obtained additional registrations in certain foreign countries. In January 1999, Bionutrics obtained registration of the mark P25 for one of its proprietary tocotrienols. In September 1999, the Company was granted registration of the mark Vitenol E. U.S. and foreign trademark applications are currently pending for the Clearesterol trademark and related logo, as well as other marks that the Company uses or intends to use on its products.

      Bionutrics is actively pursuing additional patent protection for compositions, processes and methods that lend themselves to new products being developed by the Company. Bionutrics has been prosecuting several pending patent applications that claim novel compositions, as well as novel methods for treating diseases. These pending patent filings focus on the areas of cardiovascular diseases, inflammation, diabetes, cancer, osteoporosis and benign prostatic hyperplasia. Additional patent filings are planned in fiscal year 2000 that will focus on other novel compositions and therapeutic applications for these compositions.

      Bionutrics has also continued its activities directed towards acquiring additional patents and other intellectual property to augment its holdings. In late 1995, Bionutrics acquired a U.S. patent from the Wisconsin Alumni Research Foundation (U.S. patent 4,603,142) covering the use of alpha-tocotrienol for lowering cholesterol. This patent serves to protect Bionutrics’ dietary supplement, e volvE®, which contains a significant amount of alpha-tocotrienol. In 1997, Bionutrics acquired a U.S. patent from Dr. Tung-Ching Lee (U.S. patent 5,047,254) covering a process for recovering edible oil from rice bran. This patent has since been assigned to ABF/ AC HUMKO as part of a strategic alliance formed in August 1998. In 1999, Bionutrics licensed the exclusive rights to certain proprietary technology owned by Eric Kuhrts, Lipoprotein Diagnostics, Inc., and Hauser-Kuhrts, Inc., located in California. This technology relates to three main areas: (1) sustained release arginine formulations and therapeutic applications, (2) niacin/fiber compositions having cardiovascular applications and (3) oxidative stress diagnostic test kits to measure the positive effects of dietary antioxidants, as well as the negative impact of environmental factors (such as smoking) and disease states. Bionutrics intends to pursue commercializing these technologies independently, as well as integrating them with Bionutrics’ existing proprietary technology. Negotiations are ongoing for acquisition of rights in several additional patents relating to technology of interest to the Company.

      As a part of the August 1998 Bionutrics/ ABF agreement, Bionutrics transferred certain rights in Bionutrics’ rice bran processing technology to AC HUMKO. Most notably, Bionutrics assigned to AC HUMKO its rights in U.S. patent 5,047,254 and in the process claims of future Bionutrics patents in North America as they pertain to rice bran. All rights in product claims, product-by-process claims and method claims that may issue from those patent applications (as well as all rights outside the U.S., Canada and Mexico) will continue to belong exclusively to Bionutrics. In the June 1999 InCon Processing transaction (see “InCon Processing” above), Bionutrics’ wholly owned subsidiary, InCon, has assigned certain of its current and future intellectual property rights to InCon Processing relating to processing of natural source materials. InCon retained, however, all current and future rights relating to proprietary compounds and compositions of matter having biological activity and/or utility and products incorporating such compositions of matter.

Competition

      The market for functional nutrition is presently developing with many companies just beginning to determine how and if they will compete in this new segment. Candidate companies for mass-market retail competition include virtually all firms currently engaged in retail mass-market consumer marketing of food and OTC products. While these same companies are potential customer targets for Bionutrics, they also are potential competitors because of their own product development programs or programs they sponsor. Notably, these companies include American Home Products, Bayer, Warner-Lambert, Pharmaton Boehringer In-

gleheim, Bristol-Myers & Squibb, Novartis and Smith Kline Beecham with OTC and dietary supplements, and Kraft, Nabisco, Nestle, Danone, Kellogg, General Mills, Proctor & Gamble and Hunt-Wesson/ ConAgra with food. Ingredient manufacturing companies such as BASF, ADM, Hoffmann LaRoche, Heckle, Cargill, and Eastman Chemical are all involved in both food and pharmaceutical/pharmaceutical intermediate processing and sales, and have begun to promote products with functional food applications. These companies represent some of the largest companies in the world and most formidable competition for any firm considering entering the functional nutrition business, including Bionutrics. These firms, to one degree or another, represent potential strategic partners for firms entering the field depending upon the significance and value of the technology they bring.

      Because the ethical drug and functional food markets are highly competitive and require extensive resources to develop new products, the Company intends to pursue strategic partnerships for this purpose. No arrangements have yet been entered into and no assurance can be given that partners can be found or that terms acceptable to the Company can be negotiated. The Company does not have any products that have been submitted for regulatory approval. Its research in the near term is expected to focus on compounds and devices in the preclinical stage of development.

Government Regulation

  Dietary Supplements

      The Federal Food and Drug Administration (“FDA”) is the most active regulatory authority exercising jurisdiction over vitamins, minerals and other dietary supplements. It regulates the Company’s products under the Food, Drug and Cosmetic Act (“FDCA”) and regulations promulgated by FDA to implement this statute. In 1976, FDA’s ability to regulate the composition of dietary supplements was restricted in several material respects by the Proxmire Amendment to the FDCA. Under this amendment, FDA is precluded from establishing maximum limits on the potency of vitamins, minerals and other dietary supplements, from limiting the combination or number of any vitamins, minerals or other food ingredients in dietary supplements and from classifying a vitamin, mineral or combination of vitamins and minerals as a drug solely because of its potency. However, the Proxmire Amendment did not affect FDA’s authority to determine that a vitamin, mineral or other dietary supplement is a new drug on the basis of disease or drug claims made in the product’s labeling. Such a determination would require deletion of such claims, or the Company’s submission and FDA’s approval of a new drug application, which entails costly and time-consuming clinical studies over successive phases.

      In 1990, FDA’s authority over dietary supplement labeling was expanded in several respects by the Nutrition Labeling and Education Act (“NLEA”). This statute amended the FDCA by establishing a requirement for the nutrition labeling of most foods including dietary supplements. In addition, the NLEA prohibits the use of any health claim (as opposed to a statement of nutritional support; see below) in dietary supplement labeling unless the claim is supported by significant scientific agreement and is pre-approved by the FDA. Interested companies may petition the FDA for the approval of health claims. To date, the FDA has approved health claims for dietary supplements seldomly, including in connection with the use of calcium for prevention of osteoporosis and the use of folic acid for prevention of neural tube defects and, it is understood, applications therefor have been few. NLEA also allows nutrient content claims characterizing the level of a particular nutrient in a dietary supplement (e.g., “high in,” “low in,” “source of”) if they are in compliance with definitions issued by FDA. Significantly, NLEA precludes any state from mandating nutritional labeling, nutrient content claim or health claim requirements that differ from those established under NLEA, thereby eliminating the risk that the Company’s products might be subject to inconsistent labeling requirements.

      In October 1994, the FDCA was amended by enactment of the Dietary Supplement and Health Education Act (“DSHEA”), which introduced a new statutory framework governing the composition and labeling of dietary supplements. In the Company’s judgment, DSHEA is in some parts favorable to the dietary supplement industry while imposing additional burdens in other parts. With respect to composition, DSHEA creates a new class of “dietary supplements,” dietary ingredients consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients.

      As for labeling, DSHEA permits “statements of nutritional support”, also known as structure/function claims, for dietary supplements without FDA pre-approval. Such statements may describe how particular dietary ingredients affect the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease. Nor can a claim be made that would be interpreted as a health claim under NLEA, that is, generally a claim that the dietary supplement will lower the risk of a disease or correct an existing health condition. A company making a statement of nutritional support must possess adequate substantiating scientific evidence for the statement, disclose on the label that FDA has not reviewed the statement and that the product is not intended to mitigate, treat, cure or prevent disease, and notify FDA of the statement within 30 days after its initial use. There can be no assurance that FDA will, if it makes a demand therefor, accept as adequate in support of the Company’s product structure/function claims substantiating scientific evidence possessed by the Company. There can be no assurance that FDA will not determine that a given statement of nutritional support the Company decides to make is a disease claim rather than an acceptable nutritional support statement relating to body function or structure. Such a determination would require (a) deletion of the disease claim or (b) if it is to be used at all, submission by the Company and the approval by FDA of a new drug application (which would entail costly and time-consuming clinical studies) or (c) revision from a disease claim to a health claim, which would, as noted above, require demonstration of significant scientific agreement and prior FDA approval or (d) revision to a structure/function claim. There can be no assurance that FDA will accept as adequate for a health claim such substantiation as has been amassed by the Company for nutritional support (structure/function) claims and thus, the Company, if the health claim is to be used at all, may be required to document or await significant scientific agreement on the claim’s basis.

      The Company’s chief structure/function claims for evolvE® are that it works to help lower cholesterol when taken as part of an overall program including a low-fat, low-cholesterol diet and exercise, acts as a powerful antioxidant and promotes normal circulation.

      DSHEA allows dissemination of “third party literature,” such as reprints of scientific articles that link particular dietary ingredients with health benefits. Third party literature may be used in connection with the sale of dietary supplements to consumers under certain conditions. Such a publication may be so distributed if it is not false or misleading, if no particular manufacturer or brand of dietary supplement is mentioned, if the publication is presented in such manner so as to offer a balanced view of available scientific information on the subject matter, if it is physically separated from products when used in a retail establishment and if it does not have any other information appended to it. There can no assurance, however, that all pieces of third party literature that may be disseminated in connection with the Company’s products will be determined by FDA to satisfy each of these requirements, and any such failure to comply could subject the product involved to regulation as a new drug.

      On December 24, 1996, the Company filed its notification letter for the evolvE® dietary supplement with FDA with respect to the product’s statements of nutritional support. Although DSHEA only requires companies to notify FDA, the agency has adopted an unofficial policy of responding with a letter, which has become known as a “courtesy letter,” when it believes that there may be a question with respect to any statement of nutritional support. On January 29, 1997, FDA responded with a courtesy letter raising questions concerning one of Bionutrics’ statements of nutritional support. In its March 10, 1998, notification to FDA, the Company announced labeling changes — to add a statement on the importance to cholesterol-lowering of a low-fat diet and exercise — in deference to FDA’s courtesy letter, and although no further courtesy letter has issued there is no assurance that FDA will be or remain satisfied with the Company’s revised claim.

      In September 1997, FDA published final regulations to implement certain DSHEA labeling provisions, which become effective in March 1999. These new regulations are being reviewed by the Company, and will require material changes in the labeling of all dietary supplement products, including products sold by the Company. DSHEA also requires that dietary supplements be prepared, packed and held under conditions that meet the good manufacturing practice (“GMP”) regulations to be promulgated but not yet proposed by FDA with respect to dietary supplements. Therefore, there can be no assurance that the Company’s manufacturing partner ABF’s production facilities will meet all GMP regulations when issued by FDA with respect to dietary supplements, and the Company may be required to expend resources to take appropriate action to ensure compliance with such regulations.

      On April 29, 1998, FDA proposed regulations to limit statements that may be placed on product labels and labeling concerning the effect that a dietary supplement has on the structure or function of the human body. If the proposals are finalized in their present form, FDA would prohibit as disease claims requiring agency pre-approval all cholesterol lowering statements such as those, which currently appear on the evolvE® label and in labeling. The Company, as did numerous other affected parties and organizations, wrote to oppose such FDA rules. Under its proposal, FDA would however permit without agency pre-approval a statement such as “helps maintain a healthy cholesterol level,” if the context does not suggest treatment or prevention of a disease and that the substance merely helps maintain normal function. The comment period has expired, and it is not known when final regulations will issue, or their content.

      FTC, which exercises jurisdiction over the advertising of dietary supplements, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees, agency cease and desist orders, injunctions and the payment of fines by the companies involved. In addition, FTC has increased its scrutiny of infomercials. There can be no assurance that FTC will not question the Company’s advertising in the future. FTC has been very active in enforcing its requirements that companies possess adequate substantiation in their files for claims in product advertising.

      The Company intends to market certain products pursuant to contracts with customers who will distribute the products under their own or other trademarks. Such customers are subject to the governmental regulations discussed in this section in connection with their marketing, distribution and sale of such products, and the Company will be subject to such regulations in connection with the manufacture of such products. However, the Company’s manufacturing contractors are independent companies, and their labeling, marketing and distribution of such products are beyond the Company’s control except by contract. Failure of these customers to comply with applicable laws or regulations could have a material adverse effect on the Company. Governmental regulations in foreign countries where the Company or a strategic partner may determine to sell products may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company’s products. Compliance with such foreign governmental regulations generally will be the responsibility of the Company’s customers in those countries. Those customers are expected to be independent companies over which the Company will have no control except by contract.

      FDA has broad authority to enforce the provisions of the laws and regulations applicable to dietary supplements, including the power to seize adulterated or misbranded products or unapproved new drugs, to request their recall from the market, to enjoin their further manufacture or sale, to publicize information about a hazardous product, to issue warning letters and to institute criminal proceedings. The Company may be subject to additional laws or regulations administered by FDA, FTC or other regulatory authorities, such as the individual state attorneys general who have authority under individual state consumer protection acts to impose injunctions within their states and fines. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, may have on its business. They could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and additional scientific substantiation. Any of or all such requirements could have a material adverse effect on the Company’s results of operations and financial condition.

  Food Additive/ New Dietary Ingredient

      If the Company decides to market any new ingredient for use in conventional foods or for a technical effect (e.g., as a colorant, preservative, etc.) in dietary supplements, the ingredient may be subject to the FDA food additive provisions. Such an ingredient must be shown to be generally recognized, among experts qualified by scientific training and experience to evaluate its safety, as having been adequately shown through scientific procedures to be safe under the conditions of its intended use. This is known as generally recognized as safe or “GRAS” status and can be accomplished by submitting what is known as a GRAS affirmation to FDA.

      In the alternative, if the ingredient is not generally known among scientists as set forth above, the Company may submit a food additive petition to FDA setting forth how the ingredient is to be used in food additive petition to FDA setting forth how the ingredient is to be used in food and all scientific data that establishes safety for such use. This can include costly and time consuming clinical studies over successive phases.

      FDA can accept or reject the Company’s GRAS affirmation or food additives petition. There can be no assurance that FDA will accept as adequate the scientific data presented with either the GRAS affirmation or as part of the food additive petition. The Company can seek judicial review if it disagrees with the FDA determination.

      For dietary ingredient in dietary supplements, under DSHEA, a “new dietary ingredient” is a dietary ingredient that was not marketed in the United States before October 15, 1994 and does not include any dietary ingredient marketed in the United States before that date.

      DSHEA requires notification to be submitted to the FDA at least 75 days before a company introduce or deliver for introduction into interstate commerce a dietary supplement that contains a new dietary ingredient that has not been present in the food supply as an article used for food in a form in which the food has not been chemically altered. Information that provides the basis for concluding the ingredient is safe is also required by the statute to be included in the notification.

      The FDA may not disclose the existence of, or the information contained in, the new dietary ingredient notification for 90 days after the filing date of the notification. After the 90th day, all information that is not trade secret or otherwise confidential commercial information will be placed on public display.

      Failure of the FDA to respond does not constitute a finding that the new dietary ingredient (or the dietary supplement containing the new dietary ingredient) is safe or is not adulterated. FDA has stated that the process is intended to identify those new dietary ingredients that present a concern. With respect to dietary supplements that contain a new dietary ingredient, if FDA determines that there is inadequate information to provide reasonable assurance that such new dietary ingredient does not present a significant or unreasonable risk of harm, the FDA could initiate civil or criminal proceedings.

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

Employees

      The Company currently employs 10 people, after the transition of the InCon employees to InCon Processing. Of the current employees, two are involved in marketing and sales at Bionutrics Health Products, six in corporate and general administration, and two in research and development at LipoGenics.

Executive Officers

      The executive officers of Bionutrics are as follows:

Name	Age	Position

Ronald H. Lane, Ph.D.	55	Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer

John Palmer	57	Chief Executive Officer, InCon Processing, LLC, Chairman and Chief Executive Officer, InCon Technologies Inc. and InCon International Ltd.

Howard Schneider, Ph.D.	61	President, LipoGenics, Inc.

      Ronald Howard Lane, Ph.D., has served as Chairman of the Board, Chief Executive Officer and President of the Company since December 1994 and its predecessor, NutraGenics (Delaware), since April 1994 and served as Chief Executive Officer and President of LipoGenics from July 1992 to October 1997. Dr. Lane is responsible for directing Bionutrics’s corporate development and growth. He received a Ph.D. and post-doctorate NIH fellowship from the University of Wisconsin (Madison) in Neurophysiology. Dr. Lane spearheaded development of the technology at LipoGenics. He was employed previously with Norcap Financial Corporation, The National Western Group, Inc. (an investment company), and Taylor Pearson Corporation.

      John R. Palmer has served as Chief Executive Officer of InCon Processing, LLC since June 1999. He also serves as Chairman and Chief Executive Officer of InCon Technologies, Inc. since March 1998 and as Chief Executive Officer and President from its acquisition by Bionutrics in October 1997 until February 1998. Mr. Palmer was Chief Executive Officer and an owner of InCon Technologies at the time of the acquisition. Prior to organizing InCon Technologies in 1990 he was employed at E.I. DuPont for 22 years in various technical and management jobs. Mr. Palmer was graduated from Cornell University in 1966 with a masters degree in chemical engineering and marketing.

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

Scientific Advisor

      Dr. Winston A. Salser, a member of the Company’s Board of Directors and a Professor of Molecular Biology at the University of California, serves as scientific advisor to the Company.

Special Considerations

      Limited Operating History; Accumulated Deficit. The Company commenced sales of its first product late in the second quarter of fiscal 1997. Additional revenue sources have only recently been acquired or developed. Accordingly, there is limited historical financial information about the Company upon which to base an evaluation of the Company’s performance or to make a decision regarding an investment in shares of the Company’s Common Stock. The Company has generated an accumulated deficit of approximately $32.3 million through its fiscal year ended October 31, 1999. The Company’s operations to date have progressed from research and development activities to the marketing and sale of its first product evolvE®. There can be no assurance that sales of evolvE® or such other products if any it may introduce will achieve significant levels of market acceptance. As a result, the Company’s business will be subject to all the problems, expenses, delays and risks inherent in the establishment of a new business enterprise including limited capital, delays in product development, possible cost overruns due to price increases in raw product and unforeseen difficulties in its manufacturing processes, uncertain market acceptance and the absence of an operating history. Therefore, there can be no assurance that the Company will be able to achieve or maintain profitable operations. No assurance can be given that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

      Need for Additional Capital. To become and remain competitive, the Company will be required to make significant investments in research and development on an ongoing basis. The Company from time to time, including in the near term, will be required to seek additional equity or debt financing to provide the capital required to maintain or expand the Company’s marketing and production capabilities. This may require the Company to sell additional common stock or preferred stock or issue warrants for common stock to obtain the capital. The timing and amount of any such capital requirements cannot be predicted at this time except that the Company will require additional financing in the second quarter of fiscal 2000. There can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, the Company may be unable to operate at its present level or develop and expand its business, develop new products or develop new markets at the rate desired and its operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing shareholders. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company’s inability to generate gross profits and positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

      Market Risks of a New Business. The Company has formulated its business plans and strategies based on certain assumptions regarding opportunities in the ethical drug market based on the Company’s technology, the depth and nature of edible oil and derivative products markets, the size of the dietary supplement market, the Company’s anticipated share of these markets and the estimated price and acceptance of the Company’s projected products. There can be no assurance that the Company’s assessments regarding these or a variety of other factors will prove to be correct. Any future success that the Company might enjoy will depend upon many factors including factors that may be beyond the control of the Company or that cannot be predicted at this time. Factors beyond the Company’s control may include changes in the pharmaceutical, edible oil (and processing derivatives) and dietary supplement industry, governmental regulation, increased levels of competition including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of production, supplies, personnel, equipment and reduced margins caused by competitive pressures and other factors.

      Competition. Competition in the health food industry is vigorous with a large number of businesses present. In addition, many companies are just beginning to determine how and if they will compete in the functional nutrition market presently developing. Candidate companies for mass-market retail competition include virtually all firms currently engaged in retail mass-market consumer marketing of food and OTC products. While these same companies are potential customer targets for Bionutrics, they also are potential competitors because of their own product development programs or programs they sponsor. Notably, these companies include American Home Products, Bayer, Warner-Lambert, Pharmaton Boehringer Ingleheim, Bristol-Myers & Squibb, Novartis, and Smith Kline Beecham with OTC and dietary supplements, and Kraft,

Nabisco, Nestle, Danone, Kellogg, General Mills, Proctor & Gamble and Hunt-Wesson/ ConAgra with food. Ingredient manufacturing companies such as BASF, ADM, Hoffmann LaRoche, Heckle, Cargill, and Eastman Chemical are all involved in both food and pharmaceutical/ pharmaceutical intermediate processing and sales, and have begun to promote products with functional food applications. These companies represent some of the largest companies in the world and most formidable competition for any firm considering entering the functional nutrition business. Other companies have recently announced tocotrienol supplement products, including Eastman Chemical Company, whose new product is also derived from rice bran oil and claims antioxidant properties. Many of the competitors have established reputations for successfully developing and marketing dietary supplement products. Many of such companies have greater financial, managerial and technical resources than the Company, which may put it at a competitive disadvantage. Even though the Company intends to license its dietary supplement to marketing partners and this would eliminate certain elements of risk, there is no assurance that the Company will be successful in its licensing efforts or that its potential marketing partners will be successful in marketing and selling the Company’s products. If the Company is not successful in competing in the dietary supplement market, it may not be able to recognize its business objectives.

      Competition in the pharmaceutical area is intense and competitors have substantially greater resources than the Company. The Company will be required to obtain development and/or marketing partners to effectively enter the drug market.

      InCon Processing’s current competition is primarily from specialized local and regional processing facilities. However, many of its toll processing customers have the capacity to perform toll processing and molecular separation in-house. No assurance can be given that its customers will continue to outsource toll processing to InCon Processing, or that they will continue to utilize InCon Processing’s facility over that of a local processor.

      Strategic Partnerships. The Company has stated its intent to develop its business model and build its business through strategic partnerships. There is no assurance the Company will be able to successfully form or manage such partnerships, and if not, the Company’s ability to execute its business plan will be at risk. If these partnerships do not succeed and therefore no further capital is provided to the Company from these sources, there is no assurance that the Company will be able to identify other sources of capital sufficient for its needs in the time required to execute its business plan.

      The Company has formed an alliance with Novartis Nutrition to evaluate its Clearesterol™ as a functional food ingredient. Bionutrics and Novartis Nutrition have elected not to pursue the initial course as anticipated, but are continuing to explore product and market opportunities. No assurance can be given that Novartis will determine that any of the potential functional nutrition products being developed by Bionutrics will meet its criteria for a food ingredient or, even if it does, that Novartis will decide to continue the partnership. Any future funding of capital by Novartis Nutrition to the Company will depend upon this ongoing evaluation.

      The Company has formed an alliance with ABF to pursue the exploitation of certain food processing by-product streams. As part of this alliance AC HUMKO is considering the exploitation of rice bran derivative products. The rice bran, rice bran oil and other derivative products business is highly competitive and no assurance can be given that AC HUMKO will succeed or produce profits, of which the Company participates at 15% EBIT, or that AC HUMKO will determine to stay in the business even if profitable.

      Governmental Regulation. The processing, formulation, packaging, labeling and advertising of the Company’s products are primarily subject to regulation by FDA and FTC. In addition, individual state attorneys general have authority to enforce individual state consumer protection acts within their own states. Although Congress has recently recognized by enacting DSHEA the potential impact of dietary supplements in promoting the health of U.S. citizens, there are a number of new provisions not yet subject to judicial interpretation with respect to FDA’s regulation of dietary supplements and the ultimate effect of DSHEA cannot be predicted. Further, because of the technical requirements imposed by DSHEA, it may be difficult for any company manufacturing or marketing dietary supplements to remain in strict compliance. FDA has recently promulgated regulations effective in March 1999 in part to implement DSHEA and proposals have been made to modify or change the provisions of DSHEA. It is impossible to predict whether those proposed changes will become law or the full effect that such regulations will have on the business and operations of the Company. The regulations are still being reviewed by the Company. Among other changes they will require material changes in the labeling of all dietary supplement products, including products sold by the Company. In addition, on April 29, 1998 FDA proposed regulations to limit statements that may be placed on dietary supplement labels and labeling. If the regulations are issued by FDA in their present form, the Company will be required to significantly modify cholesterol claims presently being made for the Company’s evolvE® product.

      Reliance on Limited Number of Products and Customers. To date the Company’s only product is the evolvE® dietary supplement, containing a patented tocotrienol vitamin E ingredient, Clearesterol™, derived from rice bran. The dependence on one product increases risk since a decline in the market demand for the Company’s product or the products of other companies that may utilize Clearesterol™ could have a significant adverse impact on the Company.

      One Fortune 500 company accounted for 44% of InCon Technologies revenue related to its core business of toll processing and molecular distillation for the 8 months ended June 30, 1999. The Company’s participation in AC HUMKO’s efforts to market derivative products is just beginning and no assurance can be given that AC HUMKO can capture a share of the market for such products. A limited number of customers could adversely affect the Company’s operations.

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

      Dependence on Marketing Efforts. The Company is dependent on its ability to market through marketing partners its products to large mass merchandise and health food retailers and to other companies for use in their products. The Company does not anticipate that long-term contractual relationships will be entered into with any of its customers. The Company has stated its intent to rely in the future on strategic partnerships with marketing companies to market and sell its current and to-be-developed functional nutrition products. There can be no assurance that the Company will be successful in finalizing such strategic partnerships, nor if finalized that the selected strategic partner(s) will successfully market and sell the Company’s products.

      Science and Technology. The Company has invested a decade in research and development to demonstrate the value of its technology and secure patents and make patent applications. The Company has chosen to apply for and secure and acquire by acquisition patent protection of strategic elements of this technology. There is no assurance that the science upon which the technology is based will not be refuted or otherwise drawn into question by further research conducted by the Company or independent laboratories or its strategic partners.

      Effect of Unfavorable Publicity. The Company believes the dietary supplement market is affected by national media attention regarding the consumption of dietary supplements. There can be no assurance that future scientific research or publicity will not be unfavorable to the dietary supplement market or any particular product, or inconsistent with earlier favorable research or publicity. Future reports of research that are perceived as less favorable or that question such earlier research could have a material adverse effect on the Company. Because of the Company’s dependence upon consumer perceptions, adverse publicity associated with adverse effects resulting from the consumption of the Company’s products or any similar products distributed by other companies could have a material adverse impact on the Company. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products as directed. In addition, the Company may not be able to counter the effects of negative publicity concerning the efficacy of its products. Further, because the Company’s products are derived from natural sources, the Company must contend with variations in composition that may impact a product’s functionality and which may require the Company to modify its processing methodology or the product formulations. These changes may impact consumer perceptions.

      Dependence on Management. The Company is dependent on its management, particularly Dr. Ronald Lane, a founder and the chief executive officer, for all its business activities. The Company is dependent on its ability to attract, retain and motivate additional qualified personnel. There are no long-term employment or other agreements with any executive officer except for Mr. Palmer. The loss of the services of Dr. Lane or other executive officers and key employees could have a material adverse effect on the business of the Company.

      Dependence on Suppliers and Manufacturers. The Company has agreed to acquire the Clearesterol™ ingredient from AC HUMKO. If AC HUMKO encounters difficulties in obtaining on commercially reasonable terms quality rice bran for use in its manufacturing process, the Company could experience production delays or the inability to fulfill orders on a timely basis. Since the Company has agreed to purchase Clearesterol™ from AC HUMKO on a cost-plus basis, any material increase in projected costs of manufacture could materially affect the Company’s or any strategic marketing partner’s ability to compete with evolvE® or any other dietary supplement or functional food containing such ingredient. The Company also relies on outside sources for e volvE® encapsulation. In the event its contract manufacturers cannot meet the Company’s manufacturing and delivery requirements, the Company may suffer interruptions of delivery while it arranges for alternative manufacturing sources. Access to replacement sources could be delayed if the Company must first complete a review of the manufacturer’s quality control and capabilities.

      Risks Associated with International Markets. The Company may experience difficulty entering international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things: (i) changes in or interpretations of foreign regulations that may limit the Company’s ability to sell certain products or repatriate profits to the United States; (ii) exposure to currency fluctuations; (iii) the potential imposition of trade or foreign exchange restrictions or increased tariffs; and (iv) political instability. If the Company expands into international operations, these and other risks associated with international operations are likely to be encountered.

      Patents, Licenses and Intellectual Property Claims. The Company’s success depends in part on its ability to obtain patents, licenses and other intellectual property rights covering its products. The Company’s patent rights are held by its subsidiary LipoGenics. There can be no assurance that the Company’s patents and patent applications are sufficiently comprehensive to protect evolvE® or other Company products intended. The process of seeking further patent protection can be long and expensive, and there can be no assurance that all patents will issue from the ten currently pending or future patent applications or that any of the patents when issued will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. While the Company believes the basis on which it has made further patent applications correspond to the patents that have been issued for composition and method of production and use and is reasonable given the issuance of the latter patents, there can be no assurance that the patents for which it has applied will be issued. The Company may be subject to or may be required to initiate interference proceedings in the U.S. Patent and Trademark Office. Such proceedings could demand significant financial and management resources. The Company may receive communications alleging possible infringement of patents or other intellectual property rights of others. The Company believes that in most cases it could obtain necessary licenses or other rights on commercially reasonable terms, but no assurance can be given on this point or that litigation would not ensue or that damages for any past infringements would not be assessed. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have a material adverse effect on the Company.

      Thin Market; Possible Volatility of Stock Price. There has been and may continue to be, at least for the immediate future, a limited public market for the Common Stock of the Company. Despite its listing on

Nasdaq SmallCap in November 1997 there can be no assurance that an active public market will be developed or sustained for the Company’s Common Stock. The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of the Common Stock and the Company’s ability to raise necessary capital and finance possible acquisitions including of technology.

      Rights to Acquire Shares; Potential Issuance of Additional Shares. As of October 31, 1999, options to acquire a total of 1,720,001 shares were outstanding under the Company’s 1996 Stock Option Plan. An additional 1,116,744 shares of Common Stock are reserved for issuance pursuant to the exercise of options that may be granted in the future under the Company’s 1996 Stock Option Plan. The Company also has outstanding options and warrants not issued under the 1996 Plan to purchase up to 3,640,144 shares of Common Stock. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the Common Stock with resulting dilution in the interests of holders of Common Stock. The existence of such stock options and warrants could adversely affect the terms on which the Company can obtain additional financing, and the holders of such options and warrants can be expected to exercise such options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options and warrants. The Company also has the authority to issue additional shares of Common Stock and shares of one or more series of convertible preferred stock. The issuance of such shares could result in the dilution of the voting power of outstanding shares of Common Stock and could have a dilutive effect on earnings per share. See “Shares Eligible for Sale.”

      Shares Eligible for Sale. Of the 20,812,774 shares outstanding as of October 31, 1999, 19,252,846 are eligible for resale in the public markets. Of these eligible shares, 8,846,805 shares are eligible for resale in the public markets subject to compliance with the volume and manner of sale rules of Rule 144 under the Securities Act of 1933, as amended, and 10,406,041 are eligible for resale in the public markets either as unrestricted shares or pursuant to Rule 144(k). In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from the Company, or from an affiliate of the Company, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of Common Stock of the Company and the average weekly trading volume in Common Stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about the Company. A person who is not an affiliate, who has not been an affiliate within three months prior to sale and who beneficially owns restricted securities with respect to which at least two years have elapsed since the later of the date the shares were acquired from the Company, or from an affiliate of the Company, is entitled to sell such shares under Rule 144(k) without regard to any of the volume limitations or other requirements described above. Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices.

      The Company has registered for offer and sale up to 2,850,000 shares of Common Stock that are reserved for issuance pursuant to the Company’s 1996 Stock Option Plan. Shares issued after the effective date of such registration statement upon the exercise of stock options generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance of such shares could depress the market price of the Company’s Common Stock.

      Statutory and Charter Provisions. The Company’s Restated Articles of Incorporation and the Nevada General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when those attempts may be in the best interest of stockholders. The Nevada Law also imposes conditions on certain business combination transactions with “interested stockholders” (as defined therein). The Restated Articles provides for a staggered board and also authorizes the Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect the voting power of the holders of the Company’s Common Stock.

Item 2.  Properties

Facilities and Equipment

      The total rental expense for fiscal 1999 for the Company and its subsidiaries was $510,000.

      The Company currently leases its principal executive offices in Phoenix, Arizona. The office contains approximately 6,155 square feet. The term of the lease is for 60 months commencing January 27, 1998 and monthly lease payments are approximately $13,600. The Company subleases approximately one-third of the office space in Phoenix for which it receives approximately $4,200 a month. The sublease continues until February 29, 2000.

Item 3.  Legal Proceedings

      The Company is not a party to any legal proceeding.

Item 4.  Submission of Matters to Vote of Security Holders

      None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company began trading on the Nasdaq SmallCap Market on November 19, 1997.

	High	Low

Year Ended October 31, 1998

First Quarter	8.375	6.75

Second Quarter	7.625	5.875

Third Quarter	6.125	1.75

Fourth Quarter	3	1.063

Year Ended October 31, 1999

First Quarter	2.00	1.25

Second Quarter	2.25	1.19

Third Quarter	4.13	.66

Fourth Quarter	2.22	1.31

      Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

      On January 18, 2000, the closing price of the Common Stock on the Nasdaq SmallCap Market was $2.06. As of January 18, 2000, there were 172 holders of record of the Company’s Common Stock.

Dividend Policy

      The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements, and financial condition and such other factors as the Board of Directors may consider.

Recent Sales of Unregistered Securities

      In August 1999, the Company issued 130,000 warrants in exchange for financial advisory services rendered, or to be rendered, to the Company. Of these warrants, 100,000 are exercisable at $2.00 per share and 30,000 are exercisable at $7.00 per share. All of these warrants expire November 2003.

      In October 1999, the Company issued 100,000 options as partial consideration for rights granted under a license and sublicense agreement. These options became exercisable at the grant date, have a 3 year life and are exercisable at $2.00 per share.

      Also during October 1999 the Company issued 7,042 shares of common stock as consideration for rights granted under an option agreement for certain technology at $1.42 per share.

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

Item 6.  Selected Consolidated Financial Data

      The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the related notes and with the Company’s management’s discussion and analysis of financial condition and results of operations, provided elsewhere herein. See Item 14, “Exhibits, Financial Schedules and Reports on Form 8-K,” for the historical financial statements of, and other financial information regarding, the Company.

					Ten-Month
	Year Ended October 31,				Period ended
					October 31,
	1999	1998	1997	1996	1995

Statement of Earnings Data:

Gross Revenues	$3,689,747	$6,653,904	$2,862,843	$20,000	$50,000

Operating Expenses	6,307,426	10,760,959	10,022,163	2,996,880	341,900

Other Income (Expense)	(112,364)	2,426,291	266,929	(30,667)	(39,585)

Net Loss	(5,623,144)	(9,242,405)	(12,341,866)	(3,007,547)	(331,485)

Basic Loss Per Share(1)	$(.27)	$(.49)	$(.77)	$(.26)	$(.03)

Weighted Average Shares Outstanding(1)	20,714,652	18,716,757	16,042,785	11,564,327	9,853,970

Balance Sheet Data:

Working capital	$364,627	$1,328,931	$1,237,642	$4,739,882	$184,546

Total Assets	5,186,031	10,894,259	14,155,335	6,217,348	1,099,521

Total Liabilities	2,042,095	3,318,530	5,119,016	936,478	544,654

Stockholders equity	3,143,936	7,575,729	9,036,319	5,280,870	554,867

(1)	These shares do not include 5,360,145, 5,146,311, 2,749,577, 2,128,144 or 566,955 shares of Common Stock as of October 31, 1999, 1998, 1997, 1996 and 1995, respectively, that may be issued upon exercise of outstanding stock options and warrants.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the Company’s financial condition and results of operations as well as certain statements and information under Item 1 “Business” include certain forward looking statements. When used in this report, the words “expects,” “intends,” “plans” and “anticipates” and similar terms are intended to identify forward looking statements that relate to the Company’s future performance. Such statements involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed here. Factors that might cause such a difference includes, but is not limited to, those discussed under “Business — Special Considerations.”

Introduction

      Results of operations for fiscal 1999 reflect Bionutrics, Inc., having national distribution of e volvE® and various services through three subsidiaries. Prior to 1997, management’s efforts have been primarily directed toward conducting research and development, applying for patent approvals, developing manufacturing and distribution arrangements for its dietary supplement product and obtaining initial capital and financing to fund these activities.

      Bionutrics (formerly NutraGenics, Inc. until December 26, 1996) completed a merger with LipoGenics, Inc., a Delaware corporation (“LipoGenics”) on October 31, 1996, and LipoGenics became a wholly owned subsidiary of the Company. The merger with LipoGenics was accounted for in a manner similar to a pooling-of-interest and as such Bionutrics’s accounts reflect the historic operations of LipoGenics. Bionutrics issued 2,092,743 shares in connection with the merger. Pursuant to the merger, Bionutrics obtained ownership of certain proprietary rights related to dietary supplements previously licensed to it by LipoGenics and acquired ethical drug, functional food and other dietary supplement rights owned by LipoGenics.

      On October 31, 1997, Nutrition Technology Corporation (“Nutrition Technology”), a subsidiary of Bionutrics, completed a forward triangular merger of a subsidiary of Nutrition Technology with InCon Technologies Inc. (“InCon”), and InCon became a wholly owned subsidiary of Nutrition Technology. The merger with InCon was accounted for as a purchase and Bionutrics issued 1,400,000 shares in connection with the merger. In connection with the merger, the edible oil plant sales and consulting business formerly conducted by an InCon affiliate was transferred to InCon International Ltd., a wholly-owned subsidiary of Bionutrics, and specialty vitamin E technology relating to soluble and powder vitamin E owned by another affiliate was transferred to InCon.

      In June 1999, the Company entered into a new 50/50 venture with AC HUMKO CORP., wherein InCon transferred substantially all of its assets to a newly formed limited liability company, InCon Processing, LLC (“InCon Processing”) for which it received a payment of $3,000,000 and a 50% interest in the venture. InCon Processing took over substantially all of the business currently engaged in by InCon relating to toll processing, molecular separation, and the design and sale of molecular separation facilities. InCon Processing expects to utilize the InCon expertise to expand its existing business and to expand its business into processing micronutrients that would be available for food grade products. In connection with this transaction, the remaining amount of goodwill recorded at the date of acquisition of InCon was written off at the date of the transaction.

Results of Operations

  Year ended October 31, 1999, compared to Year Ended October 31, 1998

      Consolidated gross revenues for the 12 months ended October 31, 1999 were $3,690,000 versus $6,654,000 for the same 12 months in 1998, summarized by subsidiary as follows (intercompany sales excluded):

	For the 12 Months Ended

Subsidiary	1999	1998

InCon Technologies	$2,729,000	$4,104,000

Bionutrics Health Products	835,000	2,190,000

Nutrition Technology	105,000	360,000

LipoGenics	21,000	0

Total Consolidated Gross Revenues	$3,690,000	$6,654,000

      InCon Technologies’ gross revenues are primarily attributed to molecular distillation toll processing of materials from a variety of customers. In June 1999, InCon transferred substantially all of its assets to InCon Processing. InCon Processing took over substantially all of the business currently engaged in by InCon related to toll processing, molecular separation, and the design and sale of molecular separation facilities. As a result of its investment in InCon Processing, the Company will be entitled to 50% of the future profits. However, it is anticipated that InCon Processing will retain the cash generated from operations for at least the next 12 months to expand and develop its business. Therefore, revenues for the 12 months ended 1999 are substantially reduced compared to the same period 1998.

      Bionutrics Health Products revenues reflect the sales of its first product, evolvE®. As of the 12 months ended October 31, 1999, e volvE®, offered in three packages, was distributed by over 25,000 stores including many leading drug and food chains throughout the United States. Nonetheless, sales of evolvE® have been less than anticipated and declining because the Company was forced to cut back on budgeted advertising and promotions for the product due to delays in raising capital during this and prior periods. In addition, some accounts have returned the product due to low volume activity. The Company recognizes that a substantial advertising program is necessary to achieve growth in the evolvE® product line, and that failure to show positive sales results will have a negative impact on obtaining and maintaining distribution store accounts. The Company is seeking a marketing partner to provide the resources needed to properly market and promote the e volvE® brand and other anticipated dietary supplements and functional food products. The Company is engaged in discussions with several potential marketing partners involving the present and future brand products.

      Nutrition Technology is substantially inactive. Gross revenues reflected in both periods represent remaining byproducts sold out of inventory. In August of 1998, the Company entered into a contract with AC HUMKO which provided: (i) for the sale of certain rice bran oil and processing assets to AC HUMKO; (ii) for the development of rice bran oil and other derivative products whereby Bionutrics will receive a perpetual profit sharing interest; and (iii) for a supply agreement where AC HUMKO will provide rice bran-derived Clearesterol™ ingredient used in evolvE®. All elements of the alliance with AC HUMKO were executed on or before October 31, 1998.

      LipoGenics revenues are attributable to a Phase I Small Business Innovation Research (SBIR) grant from the National Heart, Blood and Lung Institute. As this is the first such grant received by LipoGenics, there are no revenues shown for the same 12 months of the prior years.

      Cost of revenues for the 12 months ended October 31, 1999, was $2,335,000 versus $7,259,000 for the same 12 months in 1998. This reduction is due to lower sales volume, reduced manufacturing costs from discontinuance of operations at the West Monroe, Louisiana production facility, as well as the new 50/ 50 joint venture entered into with AC HUMKO, which substantially took over all of the business engaged in by InCon. Due to the aforementioned events, the reduction in production costs resulted in the Company’s first year of positive gross margin for the 12 months ended October 31, 1999.

      Operating expenses for the 12 months ended October 31, 1999 of $6,307,000 were $4,454,000 lower than that recognized for the same 12 months in 1998 of $10,761,000. This reduction is due to significantly reduced advertising and salaries, cost containment programs, as well as the 50/ 50 joint venture entered into during the third quarter of 1999 with AC HUMKO.

      Other expense for the 12 months ended October 31, 1999 was $112,000 compared to the prior years’ income of $2,426,000. The prior years’ income is essentially attributable to the gain recognized on the sale of processing assets to AC HUMKO from the West Monroe, Louisiana plant.

      Net loss decreased to $5,623,000, or $.27 per share for the 12 months ended October 31, 1999 from $9,242,000, or $.49 per share for the 12 months ended October 31, 1998 due primarily to lower cost of revenues and operating expenses as outlined above.

  Year ended October 31, 1998, compared to Year Ended October 31, 1997

      Consolidated gross revenues for the 12 months ended October 31, 1998 were $6,654,000 versus $2,863,000 for the same 12 months in 1997, summarized by subsidiary as follows (inter-company sales excluded):

	For the 12 Months Ended

Subsidiary	1998	1997

InCon Technologies	$4,104,000	$0

Bionutrics Health Products	2,190,000	2,092,000

Nutrition Technology	360,000	771,000

Total Consolidated Gross Revenues	$6,654,000	$2,863,000

      InCon Technologies’ gross revenues were primarily attributed to molecular distillation toll processing of materials from a variety of customers. InCon was acquired by Bionutrics on October 31, 1997 and accordingly no revenues are shown for the same 12 months of the prior year.

      Bionutrics Health Products continued to rollout nationally its first product, evolvE®, during the 12 months ended October 31, 1998. The revenues for the prior year reflect the initial launch of e volvE®. As of the 12 months ended October 31, 1998, evolvE®, offered in three packages, was distributed by over 36,000 stores including many leading drug and food chains throughout the United States. Nonetheless, sales of

evolvE® had been less than anticipated and declining because the Company was forced to cut back on budgeted advertising and promotions for the product due to delays in raising capital during this and prior periods. In addition, some accounts had returned the product due to low volume activity. Unrelated to the impact of reduced advertising activity, Health Products terminated the relationship with Aspen Benefits Group. Aspen Benefits Group marketed evolvE® to healthcare practitioners under the trade name Cardiem and decided to pursue other business interests. The Company recognized that a substantial advertising program is necessary to achieve growth in the evolvE® product line, and that failure to show positive sales results would have a negative impact on obtaining and maintaining distribution store accounts. The Company sought a marketing partner to provide the resources needed to properly market and promote the e volvE® brand and other anticipated dietary supplements and functional food products. The Company was engaged in discussions with several potential marketing partners involving the present and future brand products.

      Nutrition Technology’s processing plant in West Monroe, Louisiana was idle during the 12 months ended October 31, 1998 in preparation for full scale production of edible rice bran oil. This delay in production was chiefly attributable to the delay in raising capital. Gross revenues reflected in this period represent byproducts sold out of inventory. Revenues reflected for the prior year represent sale of byproducts from manufacturing operations, which had commenced during last year for the production of e volvE®. In August of 1998, the Company entered into a contract with AC HUMKO which provided: (i) for the sale of certain rice bran oil and processing assets to AC HUMKO; (ii) for the development of rice bran oil and other derivative products whereby Bionutrics will receive a perpetual profit sharing interest; and (iii) for a supply agreement where AC HUMKO will provide rice bran-derived Clearesterol™ ingredient used in e volvE®. All elements of the alliance with AC HUMKO were executed on or before year end. After the sale of the assets to AC HUMKO, Nutrition Technology is substantially inactive.

      Cost of revenues for the 12 months ended October 31, 1998 was $7,259,000 versus $5,014,000 for the same 12 months in 1997. Cost of revenues for the 12 months ended October 31, 1998 and 1997 resulted in negative margins as the Company had not achieved operating level efficiency primarily due to low volume activity at the West Monroe production location and start-up costs associated with product rollout of evolvE®. As noted above, the Company’s manufacturing operations in West Monroe, Louisiana were idle during fiscal 1998 to allow for installation of new, more efficient processing equipment and prepare for commodity production of edible rice bran oil, originally planned to commence in the third quarter of 1998. With the sale of assets to AC HUMKO as noted previously, the Company closed the West Monroe, Louisiana facility. As a result of the alliance with AC HUMKO, the Company anticipates margins to improve due to the lower cost of evolvE® product ingredients.

      Operating expenses for the 12 months ended October 31, 1998 of $10,761,000 were $739,000 higher than that recognized for the same 12 months in 1997 of $10,022,000. Although activities associated with InCon Technologies’ molecular distillation processing business substantially increased costs, they were somewhat offset by reduction in promotion and advertising expenditures for the e volvE® product due to financial constraints.

      Other income for the 12 months ended October 31, 1998 was $2,426,000 versus $267,000 for the same period for the prior year. The increase was essentially attributable to the recognition of gain on the sale of assets to AC HUMKO.

      Net loss decreased to $9,242,000, or $0.49 per share for the 12 months ended October 31, 1998 from $12,342,000, or $0.77 per share for the 12 months ended October 31, 1997 due primarily to higher revenues as outlined above.

Liquidity and Capital Resources

      Net cash used in operating activities during the 12 month period ended October 31, 1999, was $3,325,000 as compared to $11,514,000 during the same period in 1998. This decrease is due primarily to lower cost of revenues and operating expenses.

      Net cash provided from investing activities during the 12 months ended October 31, 1999, was $2,583,000 as compared to $2,957,000 during the same period in 1998. Of the net $2,583,000 provided in 1999, $3,000,000 pertained to the new 50/50 joint venture with AC HUMKO wherein InCon transferred substantially all of its assets to InCon Processing. The balance represents the investment in the new joint venture as well as capital expenditures. Of the net $2,957,000 provided in 1998, $4,544,000 pertained to the sale of assets to AC HUMKO and the balance was investment activities related to capital expenditures, primarily manufacturing operations.

      Net cash used in financing activities totaled $282,000 for the 12-month period ended October 31, 1999, versus net cash provided of $8,081,000 for the same period in 1998. The cash provided was primarily by the sale of common stock and short term loans for both years. The cash provided during 1999 reflects $500,000 from the sale of common stock and $200,000 from a short-term loan from a director. The net cash used during 1999 reflects the complete repayment of notes payable to directors of $982,000. The sale of stock in 1998 is primarily attributable to Novartis who purchased $3 million in February 1998 and AC HUMKO who purchased $4 million in August 1998. In 1998, a total of $3,225,000 of short-term debt was issued to two directors and an institution. In October of 1998, the institution was repaid in full and a portion of the debt from one director was repaid.

      The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative operating losses of $32,347,406 through October 31, 1999, which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company’s inability to generate gross profits and positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

      The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, maintaining adequate financing, and ultimately to attain successful operations.

      Since the Company’s current cash resources and expected cash flow from operations will not be sufficient to fund its operational needs for the next 12 months it continues to seek additional capital through private equity and bank lines of credit. There can be no assurance that such additional financing will be attainable, or attainable on terms acceptable to the Company. Access by the Company to additional capital will depend substantially upon prevailing market conditions, and the financial condition of and prospects for the Company at the time. Management is continuing its efforts to obtain additional funds and is also continuing its efforts to reposition the Company as a product development company and, as such, is engaged in discussions with several potential marketing partners involving evolvE® and future branded products, including dietary supplements and functional food ingredients.

Impact of the Year 2000 Issue

      Essentially all of the Company’s critical systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already year 2000 compliant. In addition, the Company has engaged an outside firm to test its systems to independently determine year 2000 readiness.

      The Company has completed the assessment of its critical computer systems and believes them to be Year 2000 compliant. Although the Company believes its critical systems are Year 2000 compliant, there can be no assurances that other defects will not be discovered in the future. The Company believes that any failure of the Company’s non-critical systems to be Year 2000 compliant will not have a material adverse effect on the Company.

      With regard to key suppliers and strategic partners a letter requesting the status of year 2000 readiness has been distributed. The majority of recipients have responded, but none have informed the Company of material Year 2000 issues. The Company is unable to control whether the firms and suppliers it does business with currently, and in the future, will have systems which are compliant.

      Expenditures to date have not been material and have consisted primarily of the time of certain company personnel. The Company does not currently expect that any future costs will be material.

Item 8.  Financial Statements and Supplementary Data

      Reference is made to the Consolidated Financial Statements, the Notes thereto and Report of Independent Public Accountants thereon commencing at Page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are included herein by reference.

PART III

Item 10.  Directors and Executive Officers of Registrant

      The information required by Item 10 is incorporated by reference to the information to be contained under the heading “Proposal to Elect Directors — Nominees” to be set forth in the Company’s definitive Proxy Statement for its 2000 Annual Meetings of Stockholders. The information required by this Item relating to executive officers of the Company is included in “Business-Executive Officers” contained in Item 1 of this Report.

Item 11.  Executive Compensation

      The information required by Item 11 relating to directors of the Company is incorporated herein by reference to the information to be contained under the heading “Proposal to Elect Directors — Director Compensation and Other Information” to be set forth in the Company’s definitive Proxy Statement for its 2000 Annual Meetings of Stockholders. The information required by this Item relating to executive officers of the Company is to be included in “Executive Compensation” to be set forth in the Company’s definitive proxy statement for its 2000 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is incorporated by reference to the information to be contained under the heading “Security Ownership of Principal Stockholders, Directors and Named Executive Officers” to be set forth in the Company’s definitive Proxy Statement for its 2000 Annual Meetings of Stockholders.

Item 13.  Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated by reference to the information to be contained under the heading “Certain Relationships and Related Transactions” to be set forth in the Company’s definitive Proxy Statement for its 2000 Annual Meetings of Stockholders.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  Exhibits:

3.1	Restated Articles of Incorporation(1)
3.2	Articles of Amendment to the Articles of Incorporation(1)
3.3	Bylaws(1)
4.1	Form of Certificate evidencing shares of Common Stock(1)
10.1	Option granted to Hunt-Wesson, Inc. by LipoGenics, Inc., dated July 1992(1)
10.2	Agreement dated October 1995 between the Company and Milton Okin, Kenneth Okin, Robert Okin and Nicki Closset and Amendment to Agreement dated October 1995(1)
10.3	Agreement between the Company and C. Everett Koop for the purchase of 20,000 shares of Common Stock and the issuance of 180,000 options dated October 1995(1)
10.4	Additional Secured Loan Agreement dated March 1996 between the Company and Milton Okin(1)
10.6	Stock Purchase Agreements dated September 16, 1996 and October 31, 1996 between the Company and Spanswick Limited(1)
10.7	1996 Stock Option Plan, as amended through March 26, 1998(7)
10.8	Form of Stock Purchase Agreement and Subscription Application entered into between the Company and certain European investors in January and March 1997 pursuant to Regulation S(3)
10.9	Form of Stock Purchase Agreement entered into between the Company and an institutional investor in September 1997(3)
10.10	Form of Stock Purchase Agreement and Note between the Company and two overseas investors in October 1997(3)
10.11	Employment Agreement between the Registrant and John R. Palmer(3)
10.13	Agreement and Plan of Merger by and among InCon Technologies, Inc., InCon Holdings, LLC, Bionutrics, Inc. and BNRX, Inc.(2)
10.14	Stock Purchase Agreement dated as of August 14, 1998, between the Registrant and AC HUMKO CORP.(4)
10.15	Warrant Agreement dated as of August 14, 1998, between the Registrant and AC HUMKO CORP.(4)
10.16	Technology Agreement dated as of August 14, 1998, between AC HUMKO CORP. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request)(5)
10.17	Exclusive Supply Agreement dated as of August 14, 1998, between AC HUMKO CORP. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request)(5)
10.19	Form of Asset Purchase Agreement dated as of October 1998 between AC HUMKO CORP. and Bionutrics Entities(6)
10.20	Warrant Agreement for the purchase of 100,000 shares of Common Stock between the Company and William M. McCormick dated August 7, 1998.(7)
10.21	Warrant Agreement for the purchase of 600,000 shares of Common Stock between the Company and William M. McCormick dated August 7, 1998.(7)
10.22	Stock Purchase Agreement and Common Stock Purchase Warrants dated January 28, 1999 between Ropart Investments, LLC and the Company(8)
10.23	Warrant Certificates dated April 27, 1999 issued to Gary J. Shemano, Mart Bailey and Michael Jacks for an aggregate of 100,000 shares of Common Stock and Warrant Agreement effective April 9, 1998 between The Shemano Group and the Company(8)

10.24	Master Formation Agreement for InCon Processing, LLC among AC HUMKO CORP., InCon Technologies, Inc., InCon International, Inc., Nutrition Technology Corp., and Bionutrics, Inc., dated June 25, 1999 (filed in redacted format pursuant to a confidential treatment request)(9)
10.25	Members Agreement for InCon Processing, LLC, between AC HUMKO CORP. and InCon Technologies, Inc., dated June 5, 1999 (filed in redacted format pursuant to a confidential treatment request)(9)
10.26	First Amendment to Agreement for Purchase and Sale of Assets(9)
10.27	Warrant Agreement for the purchase of 30,000 shares of Common Stock between the Company and IK Biotech, Inc. dated as of March 19, 1998.
10.28	Warrant Agreement for the purchase of 100,000 shares of Common Stock between the Company and Cameron Associates Inc. dated as of November 23, 1998.
21	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche
27	Financial Data Schedule

(1)	Incorporated by reference to Registrant’s Form 10 filed with the Commission on or about January 21, 1997.

(2)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about November 7, 1997, as amended by Registrant’s Form 8-K/A filed with the Commission on or about January 30, 1998.

(3)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on or about January 15, 1998, as amended by Registrant’s Form 10-K/A filed with the Commission on or about January 30, 1998.

(4)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about August 31, 1998.

(5)	Incorporated by reference to Registrant’s Form 8-K/ A filed with the Commission on or about October 13, 1998.

(6)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about October 21, 1998.

(7)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on or about January 29, 1999.

(8)	Incorporated by reference to Registrant’s Second Quarter Form 10-Q filed with the Commission on or about June 10, 1999

(9)	Incorporated by reference to Registrant’s form 8-K filed with the Commission on or about July 12, 1999.

      (b)  Financial Statements filed as part of this Report:

Consolidated Financial Statements and Supplemental Schedules as listed in the Index to Consolidated Financial Statements on Page F-1 of this Report.

      (c)  Reports on Form 8-K:

None

      (d)  Financial Statement Schedules:

Valuation and Qualifying Accounts

SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BIONUTRICS, INC.

Date: January 26, 2000

By:	/s/ RONALD H. LANE

Ronald H. Lane President and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By /s/ RONALD H. LANE Ronald H. Lane	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	January 26, 2000

By /s/ KAREN J. HARWELL Karen J. Harwell	Controller (Principal Financial and Accounting Officer)	January 26, 2000

By /s/ DANIEL ANTONELLI Daniel Antonelli	Director	January 26, 2000

By /s/ RICHARD M. FELDHEIM Richard M. Feldheim	Director	January 26, 2000

By /s/ ROBERT B. GOERGEN Robert B. Goergen	Director	January 26, 2000

By /s/ STEVE HENIG Steve Henig	Director	January 26, 2000

By C. Everett Koop	Director	January 26, 2000

By /s/ WILLIAM M. MCCORMICK William M. McCormick	Director	January 26, 2000

By /s/ MILTON OKIN Milton Okin	Director	January 26, 2000

Signature	Title	Date

By /s/ FREDERICK RENTSCHLER Frederick Rentschler	Director	January 26, 2000

By /s/ WINSTON A. SALSER Winston A. Salser	Director	January 26, 2000

By Donald A. Winkler	Director	January 26, 2000

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Bionutrics, Inc.
Phoenix, Arizona

      We have audited the consolidated balance sheets of Bionutrics, Inc. and subsidiaries (the “Company”) as of October 31, 1999 and 1998, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Phoenix, Arizona
December 30, 1999

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

October 31, 1999 and 1998

	1999	1998

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$680,190	$1,704,400

Trade receivables — net of allowance for bad debts of $48,925 and $72,086, respectively	1,364,823	1,992,060

Inventory (Note 3)	259,489	763,654

Prepaids and other current assets	99,942	169,822

Total current assets	2,404,444	4,629,936

PROPERTY — Net (Notes 4 and 8)	90,659	5,401,259

OTHER ASSETS:

Goodwill — net of accumulated amortization of $28,200 at October 31, 1998 (Note 1)		535,678

Patent applications and other related costs — net of accumulated amortization of $149,664 and $143,005, respectively	419,801	327,386

Investment in InCon Processing, L.L.C. (Notes 1 and 11)	2,271,127

Total other assets	2,690,928	863,064

TOTAL	$5,186,031	$10,894,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$533,013	$1,090,845

Accrued liabilities	1,175,275	1,102,070

Current portion of notes payable and capital leases (Notes 5 and 8)	331,529	1,108,090

Total current liabilities	2,039,817	3,301,005

NOTES PAYABLE AND CAPITAL LEASES — Net of current portion (Notes 5 and 8)	2,278	17,525

Total liabilities	2,042,095	3,318,530

COMMITMENTS AND CONTINGENCIES (Notes 1, 6 and 8)

STOCKHOLDERS’ EQUITY (Note 6):

Common stock, $.001 par value — authorized, 45,000,000 shares	20,809	20,352

Preferred stock, $.001 par value — authorized, 5,000,000 shares; no issued and outstanding shares

Additional paid-in capital	32,216,750	31,483,706

Warrants	3,254,986	2,797,136

Accumulated deficit	(32,347,406)	(26,724,262)

Common stock in treasury, at cost	(1,203)	(1,203)

Total stockholders’ equity	3,143,936	7,575,729

TOTAL	$5,186,031	$10,894,259

See notes to consolidated financial statements.

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended October 31, 1999, 1998 and 1997

	1999	1998	1997

REVENUES (Note 2):

Revenue from services	$2,516,554	$3,999,408

Revenue from product sales	1,173,193	2,654,496	$2,862,843

Total gross revenues	3,689,747	6,653,904	2,862,843

DISCOUNTS AND ALLOWANCES	558,262	302,626	435,724

Net revenues	3,131,485	6,351,278	2,427,119

COST OF REVENUES	2,334,839	7,259,015	5,013,751

Gross profit (loss)	796,646	(907,737)	(2,586,632)

OPERATING EXPENSES:

Selling, general and administrative (Note 9)	5,939,356	10,328,653	9,763,224

Research and development	368,070	432,306	258,939

Total operating expenses	6,307,426	10,760,959	10,022,163

OPERATING LOSS	(5,510,780)	(11,668,696)	(12,608,795)

OTHER (EXPENSE) INCOME:

Net interest (expense) income (Notes 5, 8 and 9)	(25,313)	(127,225)	267,166

Other expense	(30,237)

Net loss on investment in joint venture	(56,814)

Net gain (loss) on disposal of assets		2,553,516	(237)

Total other (expense) income	(112,364)	2,426,291	266,929

NET LOSS	$(5,623,144)	$(9,242,405)	$(12,341,866)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	20,714,652	18,716,757	16,042,785

BASIC NET LOSS PER COMMON SHARE	$(0.27)	$(0.49)	$(0.77)

See notes to consolidated financial statements.

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended October 31, 1999, 1998 and 1997

							Common Stock
	Common Stock		Additional	Warrants			in Treasury
			Paid-In			Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Shares	Amount

BALANCE, NOVEMBER 1, 1996	15,067,979	$15,068	$10,406,996			$(5,139,991)	(1,202,886)	$(1,203)

Issuance of common shares for services at $1 per share, December 1996	25,000	25	24,975

Issuance of common shares for cash at $5 per share, January 1997	63,818	64	319,026

Issuance of common shares for cash at $7 per share, November 1996 — June 1997	1,073,480	1,073	7,085,980

Issuance of common shares for services at $7 per share, June 1997	21,428	20	149,975

Issuance of common shares for cash at $8 per share, September 1997 — October 1997	162,500	162	1,299,838

Stock-based compensation expense, November 1996 — October 1997 (Note 7)			253,808

Cash paid for stock-related expenses			(37,631)

Issuance of common shares for purchase of InCon Technologies, Inc., October 1997 (Note 1)	1,400,000	1,400	6,998,600

Net loss — year ended October 31, 1997						(12,341,866)

BALANCE, OCTOBER 31, 1997	17,814,205	17,812	26,501,567			(17,481,857)	(1,202,886)	(1,203)

Issuance of common shares for cash at $5 per share (converted rate) under option agreement, December 1997	8,333	8	41,647

Issuance of common shares for cash at $8 per share, December 1997	83,050	82	664,318

Issuance of common shares for cash at $7.25 per share, February 1998	413,793	414	2,999,586

Cash paid for stock related expenses			(284,135)

Issuance of common shares for services at $6.375 per share, April 1998	10,000	10	63,740

Issuance of common shares for incentive compensation at $6.75 per share, June 1998	4,922	5	33,218

Issuance of common stock warrants for cash			50,000

Issuance of common shares for cash at $2 per share, August 1998	2,000,000	2,000	1,200,864	2,000,000	$2,797,136

Issuance of common shares for incentive compensation at $1.75 per share, October 1998	21,429	21	37,479

Stock-based compensation expense, November 1997 — October 1998 (Note 7)			175,422

Net loss — year ended October 31, 1998						(9,242,405)

BALANCE, OCTOBER 31, 1998	20,355,732	20,352	31,483,706	2,000,000	2,797,136	(26,724,262)	(1,202,886)	(1,203)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total
Stockholders’
Equity

BALANCE, NOVEMBER 1, 1996	$5,280,870

Issuance of common shares for services at $1 per share, December 1996	25,000

Issuance of common shares for cash at $5 per share, January 1997	319,090

Issuance of common shares for cash at $7 per share, November 1996 — June 1997	7,087,053

Issuance of common shares for services at $7 per share, June 1997	149,995

Issuance of common shares for cash at $8 per share, September 1997 — October 1997	1,300,000

Stock-based compensation expense, November 1996 — October 1997 (Note 7)	253,808

Cash paid for stock-related expenses	(37,631)

Issuance of common shares for purchase of InCon Technologies, Inc., October 1997 (Note 1)	7,000,000

Net loss — year ended October 31, 1997	(12,341,866)

BALANCE, OCTOBER 31, 1997	9,036,319

Issuance of common shares for cash at $5 per share (converted rate) under option agreement, December 1997	41,655

Issuance of common shares for cash at $8 per share, December 1997	664,400

Issuance of common shares for cash at $7.25 per share, February 1998	3,000,000

Cash paid for stock related expenses	(284,135)

Issuance of common shares for services at $6.375 per share, April 1998	63,750

Issuance of common shares for incentive compensation at $6.75 per share, June 1998	33,223

Issuance of common stock warrants for cash	50,000

Issuance of common shares for cash at $2 per share, August 1998	4,000,000

Issuance of common shares for incentive compensation at $1.75 per share, October 1998	37,500

Stock-based compensation expense, November 1997 — October 1998 (Note 7)	175,422

Net loss — year ended October 31, 1998	(9,242,405)

BALANCE, OCTOBER 31, 1998	7,575,729

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

							Common Stock
	Common Stock		Additional	Warrants			in Treasury
			Paid-In			Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Shares	Amount

Issuance of common shares for cash at $2 per share, January 1999	250,000	250	215,404	500,000	284,346

Issuance of common shares for services at $1.25 per share, February 1999	100,000	100	124,900

Issuance of common shares for services at $1.375 per share, February 1999	100,000	100	137,400

Issuance of common stock warrants for services at $4 per share, April 1999				100,000	11,603

Issuance of common stock warrants for services at $2 per share, August 1999				100,000	86,907

Issuance of common stock warrants for services at $7 per share, August 1999				30,000	74,994

Issuance of common shares as consideration for rights granted under an Option agreement at $1.42 per share, October 1999	7,042	7	9,993

Issuance of common stock options as partial consideration for rights granted under a license and sublicense agreement at $2 per share, October 1999			51,574

Stock-based compensation expense, November 1998 — October 1999 (Note 6)			193,773

Net loss — year ended October 31, 1999						(5,623,144)

BALANCE, OCTOBER 31, 1999	20,812,774	$20,809	$32,216,750	2,730,000	$3,254,986	$(32,347,406)	(1,202,886)	$(1,203)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total
Stockholders’
Equity

Issuance of common shares for cash at $2 per share, January 1999	500,000

Issuance of common shares for services at $1.25 per share, February 1999	125,000

Issuance of common shares for services at $1.375 per share, February 1999	137,500

Issuance of common stock warrants for services at $4 per share, April 1999	11,603

Issuance of common stock warrants for services at $2 per share, August 1999	86,907

Issuance of common stock warrants for services at $7 per share, August 1999	74,994

Issuance of common shares as consideration for rights granted under an Option agreement at $1.42 per share, October 1999	10,000

Issuance of common stock options as partial consideration for rights granted under a license and sublicense agreement at $2 per share, October 1999	51,574

Stock-based compensation expense, November 1998 — October 1999 (Note 6)	193,773

Net loss — year ended October 31, 1999	(5,623,144)

BALANCE, OCTOBER 31, 1999	$3,143,936

See notes to consolidated financial statements.

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 1999, 1998 and 1997

	1999	1998	1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,623,144)	$(9,242,405)		$(12,341,866)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,120,358	1,318,360		248,944

(Gain) loss on disposal of assets		(2,553,516)		237

Loss on investment in joint venture	56,814

Stock based compensation expense	193,773	175,422		253,808

Expenses satisfied with issuance of common stock and warrants	436,004	134,473		174,995

Changes in operating assets and liabilities:

Trade receivables — net	33,086	315,960		(571,655)

Inventory	504,165	536,404		(1,223,414)

Prepaids and other current assets	47,380	384,230		(446,035)

Accounts payable	(166,437)	(1,678,595)		1,807,602

Accrued liabilities	73,205	(904,798)		1,394,485

Net cash used in operating activities	(3,324,796)	(11,514,465)		(10,702,899)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(133,950)	(1,462,129)		(1,510,550)

Net decrease in notes receivable				16,665

Patents and rights to technology acquired	(15,000)	(125,000)

Proceeds from disposal of fixed assets and patents	3,004,000	4,543,855		5,706

Investment in joint venture	(272,244)			(403,739)

Cash received from acquisition of InCon Technologies, Inc.				431,067

Net cash provided by (used in) investing activities	2,582,806	2,956,726		(1,460,851)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from debt	200,000	3,225,000

Proceeds from issuance of stock and warrants	500,000	7,756,055		8,706,142

Expenses for capital raising		(284,135)		(37,631)

Repayments of debt and capital leases	(982,220)	(2,615,902)

Net cash (used in) provided by financing activities	(282,220)	8,081,018		8,668,511

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,024,210)	(476,721)		(3,495,239)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,704,400	2,181,121		5,676,360

CASH AND CASH EQUIVALENTS, END OF YEAR	$680,190	$1,704,400		$2,181,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION — Cash paid during the year for interest	$65,344	$149,253	$

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment under capital leases		$173,808

Issuance of 1,400,000 shares of common stock in connection with the acquisition of InCon Technologies, Inc.				$7,000,000

Assumption of liabilities in connection with the acquisition of InCon Technologies, Inc.				$1,606,849

Fair value of receivables ($2,006,288), inventory ($184,346), fixed assets ($5,361,850) and other assets ($59,420) received in connection with the acquisition of InCon Technologies, Inc.				$7,611,904

See notes to consolidated financial statements.

BIONUTRICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended October 31, 1999, 1998 and 1997

1.  Organization and Basis of Presentation

      Bionutrics, Inc. — Subsequent to October 31, 1996, NutraGenics, Inc. (“NutraGenics”) changed its name to Bionutrics, Inc. (“Bionutrics”). Bionutrics consists of its wholly-owned subsidiaries, LipoGenics, Inc. (“LipoGenics”), Bionutrics Health Products, Inc. (“BHP”), Nutrition Technologies Corporation (“Nutrition Technologies”), InCon International Ltd. (“IIN”) and InCon Technologies, Inc. (“InCon”) (collectively referred to as the “Company”).

      During the year ended October 31, 1997, the Company completed its development activities and commenced its planned principal operations. The planned principal operations are the development, manufacturing, marketing and selling of dietary supplements using proprietary technology (the “Technology”). Revenues for the years ended October 31, 1999 and 1998 are derived primarily from two sources: services and product sales. Revenues from services are primarily attributed to molecular distillation toll processing of materials from a variety of customers. Revenues from product sales are primarily attributed to the sale of e volvE®, the Company’s dietary supplement product. For the year ended October 31, 1997, all revenues were generated from product sales as the acquisition of InCon occurred on October 31, 1997.

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative operating losses of $32,347,406 through October 31, 1999, which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company’s inability to generate income and positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

      The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, maintaining adequate financing, and ultimately to attain successful operations.

      Since the Company’s current cash resources and expected cash flow from operations will not be sufficient to fund its operation needs for the next 12 months, it continues to seek additional capital through private equity and bank lines of credit. There can be no assurance that such additional financing will be attainable, or attainable on terms acceptable to the Company. Access by the Company to additional capital will depend substantially upon prevailing market conditions and the financial condition of and prospects for the Company at the time.

      Management is continuing its efforts to obtain additional funds through the issuance of common stock in private transactions and management is also continuing its efforts to reposition the Company as a product development company and, as such, is engaged in discussions with several potential marketing partners involving evolvE® and future branded products, including dietary supplements and functional food ingredients. The Company plans to develop, patent, and trademark novel products while its marketing partners will provide the distribution, marketing and sales support. New products are expected to be based on new technology extending beyond a tocotrienol platform.

      On October 31, 1997, the Company merged with InCon. InCon provides molecular distillation and toll processing services for Nutrition Technologies and other food and industrial companies. The merger involved the issuance of 1.4 million shares of the Company’s restricted common stock, with a fair value of $7 million on the date of the merger, in exchange for all of the issued and outstanding stock of InCon, as well as all rights and interests pursuant to a purchase agreement between Rye Investments, Ltd., a British Virgin Island limited liability corporation (“Rye”) which shared common owners with InCon, and a customer of Rye. The merger

BIONUTRICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at their fair value as of October 31, 1997. Goodwill of $563,878 was recorded as a result of the merger and is being amortized over 20 years.

      In June 1999, the Company entered into a new 50/50 joint venture with AC HUMKO CORP. (“AC HUMKO”), wherein InCon transferred substantially all of its assets to a newly-formed limited liability company, InCon Processing, L.L.C. (“InCon Processing”), for which it received a payment of $3,000,000 and a 50 percent interest in the joint venture. InCon Processing took over substantially all of the business currently engaged in by InCon relating to toll processing, molecular separation, and the design and sale of molecular separation facilities. InCon Processing expects to utilize the InCon expertise to expand its existing business and to expand its business into processing micronutrients that would be available for food grade products. In connection with this transaction, the remaining amount of goodwill recorded at the date of acquisition of InCon was written off.

2.  Summary of Significant Accounting Policies

      Principles of Consolidation — The consolidated financial statements include the accounts of Bionutrics and its wholly-owned subsidiaries, LipoGenics, Inc., Bionutrics Health Products, Inc., InCon Technologies, Inc. and Nutrition Technology Corp. All significant intercompany balances and transactions have been eliminated.

      Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents.

      Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

      Property and Depreciation — Property is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. The estimated useful lives of depreciable assets are:

Asset Type	Estimated Useful Life

Equipment, furniture and fixtures	3-10 years

Leasehold improvements	10 years

Capitalized software	3 years

Leased equipment	3 years

Leasehold improvements and leased equipment are amortized over the lessor of the lease life or the useful life of the asset. Expenditures of a repair and maintenance nature are expensed when incurred.

      Revenue — The Company had two customers which accounted for approximately 67 percent and 52 percent of total revenues for the years ended October 31, 1999 and 1998, respectively.

      Patents — Legal and other costs related to patent applications are capitalized as incurred and amortized using a straight-line basis over 17 years commencing at the date patent approval is obtained or the remaining life at the time of acquisition. Patents currently capitalized and unamortized relate to both the processes and products associated with the Company’s business.

BIONUTRICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income taxes are accounted for under the asset and liability approach, which can result in recording tax provisions or benefits in periods different from the periods in which such taxes are paid or benefits realized. Deferred federal income taxes result principally from certain tax carryforwards that are recognized for financial reporting purposes in different years than for income tax reporting purposes. Any deferred tax assets were fully offset by a valuation allowance in 1999, 1998 and 1997.

      Research and Development — The cost of research and development is charged to expense as incurred.

      Fair Value of Financial Instruments — The fair values of cash, trade and notes receivable, accounts payable, accrued liabilities and notes payable approximate the carrying value due to the short-term nature of these instruments.

      Stock options and warrants granted to consultants or independent contractors have been accounted for in accordance with the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. In accordance with Accounting Principles Board Opinion (“APB”) No. 25, options granted to employees of the Company are recorded as expense, based on the difference, if any, between the fair market value of the stock, on the date of grant and the option’s exercise price. No compensation cost was recognized in the Company’s consolidated statements of operations for employee-based options and warrants for 1999, 1998 or 1997.

      Loss per Share — Basic EPS excludes potential dilution from stock options, warrants and other securities or contracts to issue common stock. Diluted EPS takes into account the potential issuance of these shares in the calculation of EPS. Due to losses from continuing operations for the years ended October 31, 1999, 1998 and 1997, the Company has concluded that issuance of any additional shares would be antidilutive and, therefore, a dual presentation is not required.

      New Accounting Pronouncement — In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an enterprise recognize certain derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for the Company’s fiscal year ending October 31, 2000. The Company has not yet completed evaluating the impact of implementing the provisions of SFAS No. 133.

      Reclassifications — Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation.

3.  Inventory

      As of October 31, inventory consisted of the following:

	1999	1998

Raw materials		$219,569

Work in process	$107,733	201,600

Finished goods	151,756	342,485

Total	$259,489	$763,654

BIONUTRICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Property and Equipment

      As of October 31, the components of property and equipment consisted of the following:

	1999	1998

Equipment, furniture and fixtures	$259,034	$5,774,147

Leasehold improvements	41,444	540,122

Capitalized software	30,181	33,332

Leased equipment under capital lease (Note 8)	24,354	24,354

Construction in progress		375,055

Property and equipment — gross	355,013	6,747,010

Less accumulated depreciation and amortization	(264,354)	(1,345,751)

Property and equipment — net	$90,659	$5,401,259

5.  Notes Payable

      At October 31, 1999, the Company had $322,883 outstanding as notes payable. This note is due to Rye, a related party through stock ownership. The note is interest free and payable upon demand. At October 31, 1998, the Company had $1,106,767 outstanding as notes payable. These notes payable were composed of $770,476 to Directors, $322,883 to Rye and $13,408 for equipment financing. The notes to Directors bore interest at 9.50 percent per annum and were payable upon demand and paid off during 1999. The equipment note bore interest at 5.90 percent, was due in August 2000, and required monthly payments of $617.99.

6.  Stockholders’ Equity

      In August 1998, AC HUMKO acquired 2,000,000 shares of the Company’s common stock for $2.00 per share. AC HUMKO also acquired Bionutrics’ rice bran processing technology for $2,000,000. The technology transfer gives AC HUMKO the exclusive right to use and practice Bionutrics’ proprietary rice bran processing technology in North America, with Bionutrics retaining the right to use and practice the technology worldwide, other than in North America. Bionutrics acquired a perpetual profit sharing interest in AC HUMKO’s rice bran business. Additionally, Bionutrics has agreed to purchase from AC  HUMKO its output of rice bran oil distillate at a fixed price for 24 months.

      In February 1998, Novartis Nutrition acquired exclusive worldwide rights to evaluate the Company’s Clearesterol™ complex for potential application as a functional food ingredient. The evaluation right was acquired as part of a $3,000,000 stock investment in Bionutrics.

      At October 31, 1996, the Company authorized 1,900,000 shares of common stock for issuance under its Nonqualified 1996 Stock Option Plan (the “1996 Plan”) to key personnel, consultants and independent contractors. On December 12, 1997, an additional 950,000 shares of common stock were authorized for issuance under the 1996 Plan, for a total of 2,850,000 authorized as of October 31, 1998. The incentive stock options are granted to purchase common stock at 100 percent (110% for an optionee who is a 10% stockholder) of the fair market value of the stock on the date of grant. Stock options are granted to purchase common stock at a price determined by the plan administrator and can be exercisable for a period of up to ten years from the date of grant (five years for an option granted to a 10% stockholder). All participants are eligible to receive stock awards and stock appreciation rights, as to be determined by the Company’s Board of Directors. No stock awards or stock appreciation rights have been granted under the plan.

      Dividend Policy — The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any,

BIONUTRICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

      Employee Stock-Based Compensation — A summary of transactions for employee stock options and warrants for the years ended October 31, 1999, 1998 and 1997 is as follows:

			Weighted Average
	Number	Option
	of	Price	Remaining	Exercise
	Shares	Range	Life	Price

Options outstanding at October 31, 1996	1,453,144	$1.36 – $5.00	3.6	$4.29

Options granted	573,100	$7.36 – $9.13

Options outstanding at October 31, 1997	2,026,244	$1.36 – $9.13	3.9	$5.59

Options granted	382,000	$4.00 – $5.00

Warrants granted	700,000	$3.25 – $4.00

Options canceled	(233,600)	$5.00

Options and warrants outstanding at October 31, 1998	2,874,644	$1.36 – $5.00	4.84	$4.08

Options granted	60,000	$2.00 – $4.00

Options canceled	(724,500)	$4.00 – $5.00

Options and warrants outstanding at October 31, 1999	2,210,144	$1.36 – $5.00	4.33	$4.01

Options available for future grant under the 1996 Plan	1,116,744

      On September 17, 1998, the compensation committee of the Board of Directors reduced the exercise price for options held by employees who were not Directors to $4.00. None of the other terms were modified.

      Nonemployee Stock-Based Compensation — A summary of transactions for nonemployee stock options and warrants for the years ended October 31, 1999, 1998 and 1997 is as follows:

			Weighted Average
	Number	Option
	of	Price	Remaining	Exercise
	Shares	Range	Life	Price

Options and warrants outstanding at October 31, 1996 and 1997	658,333	$2.50 – $5.00	8.0	$3.40

Warrants issued	2,000,000	$2.00	1.8	$2.00

Warrants canceled	(600,000)	$2.50 – $4.00	—	$3.25

Options issued	33,334	$4.00	1.7	$4.00

Options exercised	(8,333)	$5.00	—	$5.00

Options and warrants outstanding at October 31, 1998	2,083,334	$2.00 – $5.00	1.9	$2.10

Warrants issued	980,000	$2.00 – 7.00	1.0	$2.48

Warrants canceled	(250,000)	$2.00	—	$2.00

Options issued	386,667	$2.00 – $5.00	2.2	$3.28

Options canceled	(50,000)	$4.00	—	$4.00

Options and warrants outstanding at October 31, 1999	3,150,001	$2.00 – 7.00	1.2	$2.37

As of October 31, 1999:

Exercisable options	420,001			$3.93

Exercisable warrants	2,730,000			$2.13

BIONUTRICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with the methodology prescribed under SFAS No. 123, pro forma compensation cost for the employee stock options for 1999, 1998 and 1997 was estimated to be $1,345,661, $3,807,706 and $1,641,517, respectively.

      Had the Company elected to recognize the above-mentioned compensation cost in 1999, 1998 and 1997, loss from continuing operations would be $6,968,805, $13,050,111 and $13,983,383, respectively, and the basic net loss per share would be $.34, $.70 and $.87, respectively.

      In accordance with the methodology prescribed under SFAS No. 123, the Company recognized $193,773, $175,422 and $253,808 of compensation expense to the nonemployee stock options in the 1999, 1998 and 1997 consolidated statements of operations, respectively.

      The fair value of each employee-nonemployee option and warrant was calculated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Risk Free	Volatility	Option	Dividend
	Interest	Rate	Lives	Yield

1999	5.15%	71%	3	0

1998	4.83%	117%	3	0

1997	6.18%	99%	3	0

7.  Income Taxes

      At October 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $27,212,000 which expire on various dates through 2019.

      At October 31, 1999 and 1998, deferred tax assets of approximately $10,839,000 and $10,258,000, respectively, relating to such potential tax benefits were fully offset by a valuation allowance.

8.  Leases

      The Company has operating leases for office space, vehicles and equipment which expire on various dates through January 31, 2003. Total rental expense was approximately $510,000, $794,000 and $242,000 for fiscal years 1999, 1998 and 1997, respectively. Future minimum lease payments under noncancelable operating leases at October 31, 1999 are as follows:

2000	$163,785

2001	169,263

2002	172,340

2003	43,085

Total	$548,473

      The Company leases a copier under a noncancelable capital lease. The future minimum lease payments under this noncancelable capital lease at October 31, 1999 are as follows:

2000	$9,260

2001	2,315

Total future minimum lease payments	11,575

Less amount representing interest at 8.75% per annum	651

Present value of net minimum lease payments	10,924

Less present value of current net minimum lease payments	8,646

Present value of long-term net minimum lease payments	$2,278

BIONUTRICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Related Party

      Various stockholders have provided consulting and other administrative services to the Company. Expense for the years ended October 31, 1999, 1998 and 1997 was approximately $141,000, $510,000 and $358,000, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

      Interest paid to stockholders in connection with outstanding notes described in Note 6 was approximately $63,557 and $45,475 for the years ended October 31, 1999 and 1998, respectively. No interest was paid to stockholders during 1997.

10.  Acquisition of Incon Technologies, Inc. (Unaudited)

      The pro forma information presented below includes InCon’s operations for the year ended October 31, 1997 and is presented as if the InCon acquisition had been made at the beginning of the period presented. The unaudited pro forma consolidated financial information is not necessarily indicative of the results of operations that actually would have occurred had the merger occurred on that date or the future results of the combined operations.

Pro Forma
Consolidated

Net revenues	$6,551,135

Net loss	$(11,204,344)

Net loss per share	$(0.70)

11.  Investment in Joint Venture

      InCon Processing is a limited liability company formed in July 1999, in which the Company is a 50 percent member, as noted in Note 1. The Company accounts for this investment using the equity method.

      The following represents summarized financial information of InCon Processing at October 31, 1999 and for the four months then ended since inception:

(dollars in thousands)

Assets

Cash and cash equivalents	$436

Accounts receivable	491

Property, plant and equipment and other — net	4,750

Total	$5,677

Liabilities and Members’ Capital

Accounts payable and other liabilities	$263

Members’ capital	5,414

Total	$5,677

Operations

Revenues	$1,675

Expenses	1,788

Net loss	$(113)

12.  Employee Benefit Plan

      The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer up to 15 percent of his or her compensation and have such amounts matched

BIONUTRICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with common stock of the Company at a rate of 50 percent for the first 6 percent contributed. The Company recognized expenses under this plan of approximately $49,000 and $130,000 during the years ended October 31, 1999 and 1998, respectively.

13.  Selected Quarterly Financial Data (Unaudited)

      Consolidated quarterly financial information for 1999 and 1998 is as follows:

				Basic Net
			Net	Earnings
	Gross	Gross	Earnings	(Loss)
	Revenues	Profit (Loss)	(Loss)	Per Share

1999

First quarter	$1,134,817	$71,464	$(1,634,988)	$(0.08)

Second quarter	1,647,910	522,329	(1,495,739)	(0.07)

Third quarter	836,891	190,787	(1,467,222)	(0.07)

Fourth quarter	70,129	12,066	(1,025,195)	(0.05)

Total	$3,689,747	$796,646	$(5,623,144)	$(0.27)

1998

First quarter	$1,794,942	$(196,557)	$(3,336,407)	$(0.19)

Second quarter	1,584,660	(335,887)	(3,772,764)	(0.21)

Third quarter	1,767,295	(269,677)	(2,651,686)	(0.14)

Fourth quarter	1,507,007	(105,616)	518,452	0.05

Total	$6,653,904	$(907,737)	$(9,242,405)	$(0.49)

*  *  *  *  *  *

BIONUTRICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
	Balance at	Charged to Costs		Balance at
Description	Beginning of Year	and Expenses	Deductions	End of Year

Year ended October 31, 1997

Allowance for doubtful accounts	$0	$26	$(3)	$23
Year ended October 31, 1998

Allowance for doubtful accounts	$23	$49	$0	$72
Year ended October 31, 1999

Allowance for doubtful accounts	$72	$5	$(28)	$49

[BIONUTRICS INC. LOGO]

2425 E. Camelback Road, Suite 650 — Phoenix, Arizona 85016

(602) 508-0112

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Articles of Incorporation(1)
3.2	Articles of Amendment to the Articles of Incorporation(1)
3.3	Bylaws(1)
4.1	Form of Certificate evidencing shares of Common Stock(1)
10.1	Option granted to Hunt-Wesson, Inc. by LipoGenics, Inc., dated July 1992(1)
10.2	Agreement dated October 1995 between the Company and Milton Okin, Kenneth Okin, Robert Okin and Nicki Closset and Amendment to Agreement dated October 1995(1)
10.3	Agreement between the Company and C. Everett Koop for the purchase of 20,000 shares of Common Stock and the issuance of 180,000 options dated October 1995(1)
10.4	Additional Secured Loan Agreement dated March 1996 between the Company and Milton Okin(1)
10.6	Stock Purchase Agreements dated September 16, 1996 and October 31, 1996 between the Company and Spanswick Limited(1)
10.7	1996 Stock Option Plan, as amended through March 26, 1998(7)
10.8	Form of Stock Purchase Agreement and Subscription Application entered into between the Company and certain European investors in January and March 1997 pursuant to Regulation S(3)
10.9	Form of Stock Purchase Agreement entered into between the Company and an institutional investor in September 1997(3)
10.10	Form of Stock Purchase Agreement and Note between the Company and two overseas investors in October 1997(3)
10.11	Employment Agreement between the Registrant and John R. Palmer(3)
10.13	Agreement and Plan of Merger by and among InCon Technologies, Inc., InCon Holdings, LLC, Bionutrics, Inc. and BNRX, Inc.(2)
10.14	Stock Purchase Agreement dated as of August 14, 1998, between the Registrant and AC HUMKO CORP.(4)
10.15	Warrant Agreement dated as of August 14, 1998, between the Registrant and AC HUMKO CORP.(4)
10.16	Technology Agreement dated as of August 14, 1998, between AC HUMKO CORP. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request)(5)
10.17	Exclusive Supply Agreement dated as of August 14, 1998, between AC HUMKO CORP. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request)(5)
10.19	Form of Asset Purchase Agreement dated as of October 1998 between AC HUMKO CORP. and Bionutrics Entities(6)
10.20	Warrant Agreement for the purchase of 100,000 shares of Common Stock between the Company and William M. McCormick dated August 7, 1998.(7)
10.21	Warrant Agreement for the purchase of 600,000 shares of Common Stock between the Company and William M. McCormick dated August 7, 1998.(7)
10.22	Stock Purchase Agreement and Common Stock Purchase Warrants dated January 28, 1999 between Ropart Investments, LLC and the Company(8)
10.23	Warrant Certificates dated April 27, 1999 issued to Gary J. Shemano, Mart Bailey and Michael Jacks for an aggregate of 100,000 shares of Common Stock and Warrant Agreement effective April 9, 1998 between The Shemano Group and the Company(8)

Exhibit
No.	Description

10.24	Master Formation Agreement for InCon Processing, LLC among AC HUMKO CORP., InCon Technologies, Inc., InCon International, Inc., Nutrition Technology Corp., and Bionutrics, Inc., dated June 25, 1999 (filed in redacted format pursuant to a confidential treatment request)(9)
10.25	Members Agreement for InCon Processing, LLC, between AC HUMKO CORP. and InCon Technologies, Inc., dated June 5, 1999 (filed in redacted format pursuant to a confidential treatment request)(9)
10.26	First Amendment to Agreement for Purchase and Sale of Assets(9)
10.27	Warrant Agreement for the purchase of 30,000 shares of Common Stock between the Company and IK Biotech, Inc. dated as of March 19, 1998.
10.28	Warrant Agreement for the purchase of 100,000 shares of Common Stock between the Company and Cameron Associates Inc. dated as of November 23, 1998.
21	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche
27	Financial Data Schedule

(1)	Incorporated by reference to Registrant’s Form 10 filed with the Commission on or about January 21, 1997.

(2)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about November 7, 1997, as amended by Registrant’s Form 8-K/A filed with the Commission on or about January 30, 1998.

(3)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on or about January 15, 1998, as amended by Registrant’s Form 10-K/A filed with the Commission on or about January 30, 1998.

(4)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about August 31, 1998.

(5)	Incorporated by reference to Registrant’s Form 8-K/ A filed with the Commission on or about October 13, 1998.

(6)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about October 21, 1998.

(7)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on or about January 29, 1999.

(8)	Incorporated by reference to Registrant’s Second Quarter Form 10-Q filed with the Commission on or about June 10, 1999

(9)	Incorporated by reference to Registrant’s form 8-K filed with the Commission on or about July 12, 1999.