Form 10-Q
period 2000-01-31
BIONUTRICS INC
filed 2000-03-16
CIK 1030839

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
                              EXCHANGE ACT OF 1934


                       For Quarter Ended JANUARY 31, 2000

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


YES      X        NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                               OUTSTANDING AS OF MARCH 13, 2000
COMMON
PAR VALUE $.001 PER SHARE                   20,848,752

                                BIONUTRICS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q







PART I. FINANCIAL INFORMATION                                                           PAGE
    ITEM I.       Condensed Consolidated Financial Statements (Unaudited):

                           Consolidated Balance Sheets                                      3

                           Consolidated Statements of Operations                            4

                           Consolidated Statements of Cash Flows                            5

                           Notes to Condensed Consolidated Financial
                           Statements                                                       6


     ITEM 2.      Management's Discussion and Analysis                                      7




PART II. OTHER INFORMATION


     ITEM 2(c)             Changes in Securities                                           10

     ITEM 6                Exhibits and Reports on Form 8-K                                10

     SIGNATURE                                                                             11

BIONUTRICS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                        JANUARY 31,          OCTOBER 31,
                                                                           2000                1999
                                                                           ----                ----
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $    710,193         $    680,190
  Trade receivables - net of allowance for bad debts of $49,445
     and $72,086, respectively                                            1,395,082            1,364,823
  Inventory                                                                 244,859              259,489
  Prepaids & other current assets                                            97,816               99,942
                                                                       ------------         ------------
                  Total Current Assets                                    2,447,950            2,404,444
                                                                       ------------         ------------

PROPERTY - net of accumulated depreciation of $289,218
     and $264,354, respectively                                              65,796               90,659
                                                                       ------------         ------------

OTHER ASSETS:
  Patent applications and other related costs - net of accum.
     amortization of $153,251 and $143,005, respectively                    416,214              419,801
  Investment in InCon Processing, LLC                                     2,183,045            2,271,127
                                                                       ------------         ------------
                  Total Other Assets                                      2,599,259            2,690,928
                                                                       ------------         ------------

TOTAL                                                                  $  5,113,005         $  5,186,031
                                                                       ============         ============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $    438,547         $    533,013
  Accrued liabilities                                                     1,203,052            1,175,275
  Current portion of notes payable & capital leases                         831,716              331,529
                                                                       ------------         ------------

                  Total Current Liabilities                               2,473,315            2,039,817
                                                                       ------------         ------------

NOTES PAYABLE AND CAPITAL LEASES - Net of
    current portion                                                               0                2,278
                                                                       ------------         ------------
                  Total Liabilities                                       2,473,315            2,042,095
                                                                       ------------         ------------

STOCKHOLDERS' EQUITY
  Common stock                                                               20,816               20,809
  Additional paid-in capital                                             32,343,357           32,216,750
  Warrants                                                                3,143,186            3,254,986
  Accumulated deficit                                                   (32,866,466)         (32,347,406)
  Common stock in treasury, at cost                                          (1,203)              (1,203)
                                                                       ------------         ------------
                  Total Stockholders' Equity                              2,639,690            3,143,936
                                                                       ------------         ------------

TOTAL                                                                  $  5,113,005         $  5,186,031
                                                                       ============         ============

See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            Three Months
                                                           Ended January 31
                                                      2000                  1999
                                                      ----                  ----
REVENUES:
  REVENUE FROM SERVICES                           $    130,482         $    691,719
  REVENUE FROM PRODUCT SALES                            57,054              443,098
                                                  ------------         ------------
                  TOTAL GROSS REVENUES                 187,536            1,134,817

DISCOUNTS AND ALLOWANCES                                36,272              175,810
                                                  ------------         ------------

                    NET REVENUES                       151,264              959,007

COST OF REVENUES                                        17,382              887,543
                                                  ------------         ------------

                    GROSS PROFIT                       133,882               71,464
                                                  ------------         ------------

OPERATING EXPENSES:
  SELLING, GENERAL AND ADMINISTRATIVE                  525,842            1,633,899
  RESEARCH AND DEVELOPMENT                              40,878               61,925
                                                  ------------         ------------
                  TOTAL OPERATING EXPENSES             566,720            1,695,824
                                                  ------------         ------------

                  OPERATING LOSS                      (432,838)          (1,624,360)
                                                  ------------         ------------

OTHER EXPENSES                                         (86,222)             (10,628)
                                                  ------------         ------------


NET LOSS                                          ($   519,060)        ($ 1,634,988)
                                                  ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                  20,817,712           20,439,065
                                                  ============         ============


BASIC NET LOSS PER COMMON SHARE                   ($      0.02)        ($      0.08)
                                                  ============         ============

See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                               Three months
                                                                             Ended January 31
                                                                         2000                1999
                                                                         ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                             ($  519,060)        ($1,634,988)
Adjustments to reconcile net loss to cash used in operations:
  Depreciation and amortization                                           28,450             207,934
  Loss on investment in joint venture                                     88,082
  Stock based compensation expense                                                            14,307
  Expenses satisfied with issuance of common stock                        14,814
Changes in operating assets and liabilities:
  Trade receivables-net                                                  (30,259)             76,269
  Inventory                                                               14,630             242,772
  Prepaids and other current assets                                        2,126            (521,887)
  Accounts payable                                                       (94,466)           (294,047)
  Accrued liabilities                                                     27,777               5,349
                                                                     -----------         -----------

                  Net cash used in operating activities                 (467,906)         (1,904,291)
                                                                     -----------         -----------


INVESTING ACTIVITIES-CAPITAL EXPENDITURES                                                    (70,528)
                                                                     -----------         -----------


FINANCING ACTIVITIES:
Proceeds from issuance of stock & warrants                                                   500,000
Proceeds from debt                                                       500,000
Repayments of debt & capital leases                                       (2,091)             (3,581)
                                                                     -----------         -----------

                  Net cash provided by financing activities              497,909             496,419
                                                                     -----------         -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                        30,003          (1,478,400)

CASH AND CASH EQUIVALENTS, BEG OF PERIOD                                 680,190           1,704,400
                                                                     -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   710,193         $   226,000
                                                                     ===========         ===========

See Notes to Condensed Consolidated Financial Statements

                                BIONUTRICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - The accompanying unaudited Condensed Consolidated Financial Statements of Bionutrics, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended January 31, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 2000. These financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended October 31, 1999. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses of $32,866,466 through January 31, 2000 which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate gross profits and positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE B - Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the presented periods. Options and warrants are excluded from the basic net loss per share calculation, as they are anti-dilutive.

NOTE C - The Company borrowed $500,000 on a short-term basis from a director. The loan is a demand loan and bears interest at the rate of 9.5% annually.

NOTE D - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for the Company's fiscal year ending October 31, 2001. The Company has not yet completed evaluating the impact of implementing the provisions of SFAS No. 133.

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



RESULT OF OPERATIONS

Three months ended January 31, 2000 compared with three months ended January 31, 1999.

Consolidated gross revenues for the quarter ended January 31, 2000 were $188,000 versus $1,135,000 for the same quarter in 1999, summarized by subsidiary as follows:


                                                      FOR THE QUARTER ENDED
            SUBSIDIARY                                     JANUARY 31,
            ----------                                ---------------------
                                                      2000             1999
                                                      ----             ----
          InCon Technologies                       $      0        $  716,000

          Bionutrics Health Products                157,000           374,000

          Nutrition Technology Corporation                0            45,000

          LipoGenics                                 31,000                 0
                                                   --------        ----------

          Total Consolidated Gross Revenues        $188,000        $1,135,000
                                                   ========        ==========


InCon Technologies (InCon) decrease in revenues is attributable to the new 50/50 venture entered into during the third quarter of fiscal 1999 with AC HUMKO CORP., wherein InCon transferred substantially all of its assets to a newly formed limited liability company, InCon Processing, LLC ("InCon Processing"). InCon Processing took over substantially all of the business currently engaged in by InCon related to toll processing, molecular separation, and the design and sale of molecular separation facilities. As a result of its investment in InCon Processing, InCon will be entitled to 50% of the future profits or losses. However, it is anticipated that InCon Processing will retain the cash generated from operations for at least the next 12 months to expand and develop its business. Consequently, revenues for the 3 months ended January 31, 2000 are zero as compared to the same three months in 1999 of $716,000.

Bionutrics Health Products continues to experience a significant decline in sales due to curtailment of advertising and support for the brand evolvE(R) as a result of financial constraints. The Company recognizes that a substantial advertising program is necessary to maintain significant sales of the evolvE(R) product line, and that failure to show positive sales results will have a negative impact on the maintenance of its accounts. In addition, some accounts have returned the product due to low volume activity. evolvE(R) distribution is maintained by over 25,000 stores including many leading drug and food chains throughout the United States.

The Company is repositioning itself as a product development company and as such is engaged in discussions with several potential marketing partners involving evolvE(R) and future branded products including dietary supplements and functional food products. Bionutrics Health Products has recognized revenues of $100,000 in the first quarter of fiscal 2000 for services related to its product development activities. New products will be based on new technology extending beyond a tocotrienol platform.

Nutrition Technology discontinued production in its West Monroe, Louisiana facility in late 1997. Therefore, no sales are reflected for the quarter ended January 31, 2000. Sales for the quarter ended January 31, 1999 reflect the sale of remaining by-products on hand from production and testing. The Company's lease on the West Monroe, Louisiana facility terminated on February 28, 1999 and no activity was conducted after that time. After the sale of assets to AC HUMKO during fiscal 1998, Nutrition Technology Corporation is substantially inactive.

LipoGenics revenues for the three months ended January 31, 2000 are attributable to a Phase I Small Business Innovation Research (SBIR) grant from the National Heart, Blood and Lung Institute. As this is the first such grant received by LipoGenics, there are no revenues shown for the same period in 1999.

Cost of revenues for the three months ended January 31, 2000 was $17,000 versus $888,000 for the same three months in 1999. This reduction is primarily due to lower sales volume, as well as the new 50/50 venture entered into with AC HUMKO, which substantially took over all of the business engaged in by InCon.

Operating expenses for the three months ended January 31, 2000 of $567,000 were $1,129,000 less than that recognized for the same three months in 1999 of $1,696,000. This reduction is due to significantly reduced salaries, cost curtailment programs, as well as the 50/50 venture entered into during the third quarter of 1999 with AC HUMKO.

Other expenses for the three months ended January 31, 2000 were $86,000 versus $11,000 for the same period in the prior year. This $75,000 increase is primarily due to the Company's loss on its investment in InCon Processing, which is accounted for using the equity method. The Company records its share of InCon Processing's loss for the quarter as a reduction in its investment.

Net loss decreased to $519,000 or $.02 per share for the three months ended January 31, 2000 versus $1,635,000, or $.08 per share for the three months ended January 31, 1999 due primarily to lower cost of revenues and operating expenses as outlined above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the three-month period ended January 31, 2000 was $468,000 as compared to $1,904,000 during the same period in 1999. This decrease is due primarily to lower cost of revenues and operating expenses.

Net cash used in investing activities during the three months ended January 31, 2000 was $0 as compared to $71,000 during the same period in 1999. These investment activities were largely related to capital expenditures in manufacturing operations.

Net cash provided by financing activities totaled $498,000 for the three-month period ended January 31, 2000 versus $496,000 for the same period in 1999. The cash provided during the quarter ended January 31, 2000 was from debt issued whereas the cash provided during the same period ended January 31, 1999 was from the sale of common stock.

Since the Company's current cash resources and expected cash flow from operations will not be sufficient to fund its operational needs for the next 12 months, it continues to seek additional capital through private equity and bank lines of credit. There can be no assurance that such additional financing will be attainable, or attainable on terms acceptable to the Company. Access by the Company to additional capital will depend substantially upon prevailing market conditions, and the financial condition of and prospects for the Company at the time. Management is continuing its efforts to obtain additional funds and is also continuing its efforts to reposition the Company as a product development company and, as such, is engaged in discussions with several potential marketing partners involving evolvE(R) and future branded products, including dietary supplements and functional food ingredients.

                                BIONUTRICS, INC.

                           PART II - OTHER INFORMATION



ITEM 2(c)                  Changes in Securities:

                           A director was issued 100,000 options to acquire shares of the Company's common stock at $1.75 per share, for services rendered or to be rendered in fiscal 2000. These options become exercisable one year from the grant date and have a term of five years.

                           Agreed to issue 28,571 shares of common stock valued at $1.75 per share representing one-half of the bonus payable to Ronald H. Lane for fiscal 1999. Issued 7,047 shares of common stock to Ronald H. Lane representing the balance due of the accrued bonus for fiscal 1997.

                           The above issuance was made pursuant to section 4 (2) of the Securities Act of 1933.


ITEM 6                     Exhibits and Report on Form 8-K


                  (a)      Exhibits

                           Exhibit 10.11 Employment Agreement between InCon Technologies, Inc., John R. Palmer, and the Company.

                           Exhibit 10.29  Promissory note for $500,000
                                          dated December 22, 1999 between
                                          Milton Okin and the Company.

                           Exhibit 27

                  (b)      Reports on Form 8-K - None

                                BIONUTRICS, INC.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Bionutrics, Inc.
                                              (Registrant)

Dated:   March 15, 2000                     By:/s/Ronald H. Lane
      -------------------                      --------------------------------
                                            Its: Chairman of the Board,
                                            Chief Executive Officer and
                                            President



                                            By:/s/Karen J. Harwell
                                            Its: Controller and Chief
                                            Accounting Officer

                                 Exhibit Index
Exhibits

                           Exhibit 10.11   Employment Agreement between InCon
                                           Technologies, Inc., John R. Palmer,
                                           and the Company.

                           Exhibit 10.29   Promissory note for $500,000
                                           dated December 22, 1999 between
                                           Milton Okin and the Company.

                           Exhibit 27