Form 10-Q
period 2000-04-30
BIONUTRICS INC
filed 2000-06-14
CIK 1030839

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended April 30, 2000

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


YES   X     NO
    _____      _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                         OUTSTANDING AS OF JUNE 10, 2000
-----                         -------------------------------
COMMON                              20,936,252
PAR VALUE $.001 PER SHARE

                                BIONUTRICS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q



PART I. FINANCIAL INFORMATION                                           PAGE


   ITEM I.     Condensed Consolidated Financial Statements (Unaudited):

                     Consolidated Balance Sheets                          3

                     Consolidated Statements of Operations                4

                     Consolidated Statements of Cash Flows                5

                     Notes to Condensed Consolidated Financial
                     Statements                                           6


   ITEM 2.     Management's Discussion and Analysis                       7



PART II. OTHER INFORMATION


   ITEM 2(c)   Changes in Securities
                                                                         12

   ITEM 4      Submission of Matters to a Vote of Security Holders       12

   ITEM 6       Exhibits and Reports on Form 8-K                         13

   SIGNATURE                                                             14

BIONUTRICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                  APRIL 30,           OCTOBER 31,
                                                                                    2000                 1999
                                                                              ------------------------------------
ASSETS

   CURRENT ASSETS:
     Cash and cash equivalents                                                 $    276,290           $    680,190
     Trade receivables - net of allowance for bad debts of $50,314
        and $48,925, respectively                                                 1,412,060              1,364,823
     Inventory                                                                      226,062                259,489
     Prepaids and other current assets                                              102,303                 99,942
                                                                              ------------------------------------
                Total Current Assets                                              2,016,715              2,404,444
                                                                              ------------------------------------

   PROPERTY - net of accumulated depreciation of $314,127
        and $264,354, respectively                                                   40,886                 90,659
                                                                              ------------------------------------

   OTHER ASSETS:
     Patent applications and other related costs - net of accumulated
        amortization of $156,838 and $149,664, respectively                         412,627                419,801
     Investment in InCon Processing, LLC                                          2,258,452              2,271,127
                                                                              ------------------------------------
                Total Other Assets                                                2,671,079              2,690,928
                                                                              ------------------------------------

   TOTAL                                                                       $  4,728,680           $  5,186,031
                                                                              ====================================

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accounts payable                                                          $    524,236           $    533,013
     Accrued liabilities                                                          1,146,189              1,175,275
     Current portion of notes payable and capital leases                            979,579                331,529
                                                                              ------------------------------------

                Total Current Liabilities                                         2,650,004              2,039,817
                                                                              ------------------------------------

   NOTES PAYABLE AND CAPITAL LEASES - Net of
       current portion                                                                                       2,278
                                                                              ------------------------------------
                Total Liabilities                                                 2,650,004              2,042,095
                                                                              ------------------------------------

   STOCKHOLDERS' EQUITY
     Common stock                                                                    20,933                 20,809
     Additional paid-in capital                                                  32,743,240             32,216,750
     Warrants                                                                     3,143,186              3,254,986
     Accumulated deficit                                                        (33,827,480)           (32,347,406)
     Common stock in treasury, at cost                                               (1,203)                (1,203)
                                                                              ------------------------------------
                Total Stockholders' Equity                                        2,078,676              3,143,936
                                                                              ------------------------------------

   TOTAL                                                                       $  4,728,680           $  5,186,031
                                                                              ====================================


See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (UNAUDITED)


                                                              Three Months                                  Six Months
                                                             Ended April 30                               Ended April 30
                                                -----------------------------------------------------------------------------------

                                                      2000                    1999                  2000                  1999
                                                -----------------------------------------------------------------------------------
   REVENUES:
     Revenue from services                        $     32,242           $  1,102,914           $    162,724           $  1,794,633
     Revenue from product sales                         43,673                544,996                100,727                988,094
                                                -----------------------------------------------------------------------------------
                Total gross revenues                    75,915              1,647,910                263,451              2,782,727

   DISCOUNTS AND ALLOWANCES                             43,649                228,529                 79,921                404,339
                                                -----------------------------------------------------------------------------------

                Net revenues                            32,266              1,419,381                183,530              2,378,388

   COST OF REVENUES                                     20,299                897,052                 37,681              1,784,594
                                                -----------------------------------------------------------------------------------

        Gross profit                                    11,967                522,329                145,849                593,794
                                                -----------------------------------------------------------------------------------

   OPERATING EXPENSES:
     Selling, general and administrative             1,002,073              1,839,659              1,527,915              3,473,559
     Research and development                           41,827                125,693                 82,705                187,618
                                                -----------------------------------------------------------------------------------
                Total operating expenses             1,043,900              1,965,352              1,610,620              3,661,177
                                                -----------------------------------------------------------------------------------

                Operating loss                      (1,031,933)            (1,443,023)            (1,464,771)            (3,067,383)
                                                -----------------------------------------------------------------------------------

   OTHER INCOME (EXPENSE):                              70,919                (52,716)               (15,303)               (63,344)
                                                -----------------------------------------------------------------------------------

   NET LOSS                                          ($961,014)           ($1,495,739)           ($1,480,074)           ($3,130,727)
                                                ===================================================================================


   Weighted average number of common
   shares outstanding                               20,868,395             20,805,732             20,843,054             20,622,398
                                                ===================================================================================


   Basic net loss per common share                      ($0.05)                ($0.07)                ($0.07)                ($0.15)
                                                ===================================================================================


See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

                                                                                     Six months
                                                                                   Ended April 30
                                                                       ------------------------------------
OPERATING ACTIVITIES:                                                         2000                  1999
                                                                       ------------------------------------
   Net Loss                                                               ($1,480,074)          ($3,130,727)
   Adjustments to reconcile net loss to cash used in operations:
     Depreciation and amortization                                             56,947               416,591
     Loss on investment in joint venture                                       12,675
     Stock-based compensation expense                                                                28,614
     Expenses satisfied with issuance of common stock                         414,814               274,103
   Changes in operating assets and liabilities:
     Trade receivables-net                                                    (47,237)              (55,840)
     Inventory                                                                 33,427               398,943
     Prepaids and other current assets                                         (2,361)              (21,506)
     Accounts payable                                                          (8,777)              (32,849)
     Accrued liabilities                                                      (29,086)              190,857
                                                                       ------------------------------------

                Net cash used in operating activities                      (1,049,672)           (1,931,814)
                                                                       ------------------------------------

   INVESTING ACTIVITIES:
   Capital expenditures                                                                             (81,838)
   Proceeds from disposal of assets                                                                   4,000
                                                                       ------------------------------------

                Net cash used in investing activities                                               (77,838)
                                                                       ------------------------------------

   FINANCING ACTIVITIES:
   Proceeds from issuance of stock and warrants                                                     500,000
   Proceeds from debt                                                         650,000               200,000
   Repayments of debt & capital leases                                         (4,228)               (7,229)
                                                                       ------------------------------------

                Net cash provided by financing activities                     645,772               692,771
                                                                       ------------------------------------

   NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (403,900)           (1,316,881)

   CASH AND CASH EQUIVALENTS, BEG OF PERIOD                                   680,190             1,704,400
                                                                       ------------------------------------

   CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   276,290           $   387,519
                                                                       ====================================


See Notes to Condensed Consolidated Financial Statements

                                BIONUTRICS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the six-month period ended April 30, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 2000. These financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended October 31, 1999. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception through April 30, 2000 of $33,827,480, which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE B - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares assumed outstanding during the presented periods. Options and warrants are excluded from the basic net loss per share calculation as they are anti-dilutive.

NOTE C - In December 1999, the Company borrowed $500,000 on a short-term basis from a director. The loan is a demand loan and bears interest at the rate of 9.5% annually. In April 2000, the Company borrowed $150,000 from an unrelated third party. The loan bears no interest but is subject to a $50,000 fee payable at the time of the loan repayment. Repayment of both the loan and fee are contingent upon the receipt of future funding by the Company.

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


RESULTS OF OPERATIONS

Three months ended April 30, 2000 compared with three months ended April 30, 1999.

Consolidated gross revenues for the quarter ended April 30, 2000 were $76,000 versus $1,648,000 for the same quarter in 1999, summarized by subsidiary as follows:

                                                                    FOR THE QUARTER ENDED
                           SUBSIDIARY                                     APRIL 30,
                     ------------------------                    ---------------------------
                                                                  2000               1999
                                                                 -------          ----------
                     InCon Technologies                          $     0          $1,312,000

                     Bionutrics Health Products                   44,000             276,000

                     Nutrition Technology                              0              60,000

                     LipoGenics                                   32,000                   0
                                                                 -------          ----------


                     TOTAL  CONSOLIDATED GROSS REVENUES          $76,000          $1,648,000
                                                                 =======          ==========


InCon Technologies (InCon) decrease in revenues is attributable to the new 50/50 venture entered into during the third quarter of fiscal 1999 with AC HUMKO CORP., wherein InCon transferred substantially all of its assets to a newly formed limited liability company, InCon Processing, LLC ("InCon Processing"). InCon Processing took over substantially all of the business currently engaged in by InCon related to toll processing, molecular separation, and the design and sale of molecular separation facilities. As a result of its investment in InCon Processing, InCon will be entitled to 50% of the future profits or losses. However, it is anticipated that InCon Processing will retain the cash generated from operations for at least the next 12 months to expand and develop its business. Consequently, revenues for the 3 months ended April 30, 2000 are zero as compared to the same three months in 1999 of $1,312,000.

Bionutrics Health Products continues to experience a significant decline in sales due to curtailment of advertising and support for the brand evolvE(R) as a result of financial constraints. The Company recognizes that a substantial advertising program is necessary to maintain significant sales of the evolvE(R) product line, and that failure to show positive sales results will have a negative impact on the maintenance of its accounts. In addition, some accounts have returned the product due to low volume activity. EvolvE(R) distribution is maintained by over 20,000 stores including many leading drug and food chains throughout the United States.

The Company is repositioning itself as a product development company and as such is engaged in discussions with several potential marketing partners involving evolvE(R) and future branded products including dietary supplements and functional food products. New products will be based on new technology extending beyond a tocotrienol platform.

Nutrition Technology discontinued production in its West Monroe, Louisiana facility in late 1997. Therefore, no sales are reflected for the quarter ended April 30, 2000. Sales for the quarter ended April 30, 1999 reflect the sale of remaining by-products on hand from production and testing. The Company's lease on the West Monroe, Louisiana facility terminated on February 28, 1999 and no activity was conducted after that time. After the sale of assets to AC Humko in fiscal 1998, Nutrition Technology Corporation is substantially inactive.

LipoGenics revenues for the three months ended April 30, 2000 are attributable to a Phase I Small Business Innovation Research (SBIR) grant from the National Heart, Blood and Lung Institute. As this is the first such grant received by LipoGenics, there are no revenues shown for the same period in 1999.

Cost of revenues for the three months ended April 30, 2000 was $20,000 versus $897,000 for the same quarter in 1999. This reduction is primarily due to the new 50/50 venture entered into with AC HUMKO, which substantially took over all of the business engaged in by InCon.

Operating expenses for the three months ended April 30, 2000 of $1,044,000 were $921,000 less than that recognized for the same quarter in 1998 of $1,965,000. This reduction is due to significantly reduced salaries, cost curtailment programs, as well as the 50/50 venture entered into during the third quarter of 1999 with AC HUMKO.

Other income for the three months ended April 30, 2000 was $71,000 versus a net expense of $53,000 for the same quarter in 1999. This $124,000 increase is primarily due to the Company's gain on its investment in InCon Processing, which is accounted for using the equity method. The Company records its share of InCon Processing's gain for the quarter as an increase in its investment.

Net loss decreased to $961,000 or $.05 per share for the three months ended April 30, 2000 from $1,496,000, or $0.07 per share for the quarter ended April 30, 1999 due primarily to lower operating expenses.

Six months ended April 30, 1999 compared with six months ended April 30, 1998.

RESULTS OF OPERATIONS

Trends and comments as noted for the second quarter apply also to the six month year-to-date comparisons.

Consolidated gross revenues for the six months ended April 30, 2000 were $263,000 versus $2,783,000 for the same period in 1999 and is summarized by subsidiary as follows:


                                                FOR THE SIX MONTHS ENDED
             SUBSIDIARIES                               APRIL 30,
         ---------------------               ------------------------------
                                                2000                 1999
                                             ----------          ----------
         InCon Technologies                  $        0          $2,028,000

         Bionutrics Health Products             201,000             650,000

         Nutrition Technology                         0             105,000

         LipoGenics                              62,000                   0
                                             ----------          ----------


         TOTAL GROSS REVENUES                $  263,000          $2,783,000
                                             ==========          ==========


InCons decrease in revenues is attributable to the new 50/50 venture entered into with AC HUMKO, InCon Processing. InCon Processing took over substantially all of the business currently engaged in by InCon related to toll processing, molecular separation, and the design and sale of molecular separation facilities. As a result of its investment in InCon Processing, Incon will be entitled to 50% of the future profits and losses.

Bionutrics Health Products Inc. continues to experience a significant decline in sales due to curtailment of advertising and support for the brand evolvE(R) as a result of financial constraints.

The Company is repositioning itself as a product development company and has recognized revenues of $100,000 during the six months ended April 30, 2000 for services related to its development activities.

Nutrition Technology discontinued production in its West Monroe, Louisiana facility in late 1997. The sales reflected for the six months ended April 30, 1999 reflect the sale of remaining by-products on hand from production and testing.

Cost of revenues for the six months ended April 30, 2000 was $38,000 versus $1,785,000 for the same period in 1999. This reduction is primarily due to the new 50/50 venture entered into with AC HUMKO, which substantially took over all of the business engaged in by InCon, as well as lower sales volume.

Operating expenses for the six months ended April 30, 2000 of $1,611,000 were $2,050,000 less than that recognized for the same period in 1999 of $3,661,000. This reduction is due to significantly reduced salaries, cost curtailment programs, as well as the 50/50 venture entered into with AC HUMKO.

Other expense for the six months ended April 30, 2000 was $15,000 versus $63,000 for the same period in 1999. This decrease is primarily due to a reduction in interest expense incurred on debt proceeds. The gain the Company recognized during the second quarter 2000 on its investment in InCon Processing, LLC was essentially off-set by the loss it recognized on its investment during the first quarter 2000.

Net loss decreased to $1,480,000 or $.07 per share for the six months ended April 30, 2000 from $3,131,000, or $.15 per share for the same period in 1999 due primarily to lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the six-month period ended April 30, 2000 was $1,050,000 as compared to $1,932,000 during the same period in 1999. This decrease is due primarily to lower operating expenses.

Net cash used in investing activities during the six months ended April 30, 2000 was $0 as compared to $78,000 during the same period in 1999. These investment activities during 1999 were largely related to capital expenditures at InCon Technologies plant in Batavia, Illinois.

Net cash provided by financing activities totaled $646,000 for the six-month period ended April 30, 2000 versus $693,000 from the same period in 1999. This cash was provided by loans for both years as well as the sale of common stock for fiscal 1999.

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

                                BIONUTRICS, INC.

                           PART II - OTHER INFORMATION

ITEM 2(c)         Changes in Securities:

                  Issued 87,500 shares of common stock valued at $4.00 per share to Anicet Alexandre for consulting services performed for the Company.

                  The above issuance was made pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4            Submission of Matters to a Vote of Security Holders

                  The Company's 2000 Annual Meeting of Stockholders was held on March 22, 2000. The following nominees were elected to the Company's Board of Directors to serve as a Class II directors for a three-year term or until their successors are elected and qualified:

Nominee                       Votes in Favor            Withheld
-------                       --------------            --------
Frederick B. Rentschler       13,678,194                  2,475
Milton Okin                   13,678,194                  2,475

The following directors' terms of office continued after the 2000 Annual Meeting of Stockholders:

      Ronald H. Lane, Ph.D.
      Daniel S. Antonelli
      Richard M. Feldheim
      Robert B. Goergen
      Y. Steve Henig, Ph.D.
      William M. McCormick
      Winston A. Salser, Ph.D.
      Donald Winkler

The following additional item was voted upon by the Company's stockholders:

       Proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending October 31, 2000.

      Votes in Favor      Opposed      Abstained      Broker Non-Vote
      --------------      -------      ---------      ---------------
      13,679,854            115           700                0

ITEM 6            Exhibits and Reports on Form 8-K

            (a)   Exhibits
                  Exhibit 27

            (b)   Reports on Form 8-K  - None

                                BIONUTRICS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Bionutrics, Inc.
                                               (Registrant)


Dated:  June 13, 2000                           By:/s/Ronald H. Lane

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

a)    Exhibits
         1.    Exhibit 27