Form 10-Q
period 2000-07-31
BIONUTRICS INC
filed 2000-09-14
CIK 1030839

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

    /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended July 31, 2000

    / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ____TO____

                         Commission File Number 0-22011

                                BIONUTRICS, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                               86-0760991
            ------                                               ----------
(State or other jurisdiction of                                      I.R.S.
Employer incorporation of organization)                              Identification Number


2425 E. CAMELBACK RD., SUITE 650  PHOENIX, ARIZONA                   85016
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


YES   X      NO
    ------       ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.


CLASS                                  OUTSTANDING AS OF SEPTEMBER 11, 2000
-----                                  ------------------------------------
COMMON                                            20,936,252
PAR VALUE $.001 PER SHARE

                               BIONUTRICS, INC.
                          INDEX TO QUARTERLY REPORT
                                 ON FORM 10-Q


PART I. FINANCIAL INFORMATION                                               PAGE
      ITEM I. Condensed Consolidated Financial Statements (Unaudited):

                Consolidated Balance Sheets                                  3

                Consolidated Statements of Operations                        4

                Consolidated Statements of Cash Flows                        5

                Notes to Condensed Consolidated Financial
                Statements                                                   6

      ITEM 2. Management's Discussion and Analysis                           8




PART II. OTHER INFORMATION

      ITEM 5. Other Events                                                  13

      ITEM 6. Exhibits and Reports on Form 8-K                              14

      SIGNATURE                                                             15

Bionutrics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                          July 31,       October 31,
                                                                            2000             1999
                                                                            ----             ----
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $  130,043       $  680,190
  Trade receivables - net of allowance for bad debts of $48,239
     and $48,925, respectively                                              152,122        1,364,823
  Inventory                                                                 107,078          259,489
  Prepaids and other current assets                                         100,270           99,942
                                                                         ----------       ----------
             Total Current Assets                                           489,513        2,404,444
                                                                         ----------       ----------

PROPERTY - net of accumulated depreciation of $333,842
     and $264,354, respectively                                              24,206           90,659
                                                                         ----------       ----------

LONG-TERM RECEIVABLES                                                     1,263,071                0
                                                                         ----------       ----------

OTHER ASSETS:
  Patent applications and other related costs - net of accumulated
     amortization of $170,412 and $149,664, respectively                    399,053          419,801
  Investment in InCon Processing, LLC                                     2,285,729        2,271,127
                                                                         ----------       ----------
             Total Other Assets                                           2,684,782        2,690,928
                                                                         ----------       ----------

TOTAL                                                                    $4,461,572       $5,186,031
                                                                         ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $  561,434       $  533,013
  Accrued liabilities                                                     1,228,276        1,175,275
  Current portion of notes payable and capital leases                     1,227,394          331,529
                                                                         ----------       ----------

             Total Current Liabilities                                    3,017,104        2,039,817
                                                                         ----------       ----------

NOTES PAYABLE AND CAPITAL LEASES - Net of
    current portion                                                                            2,278
                                                                         ----------       ----------
             Total Liabilities                                            3,017,104        2,042,095
                                                                         ----------       ----------

STOCKHOLDERS' EQUITY
  Common stock                                                               20,933           20,809
  Additional paid-in capital                                             32,743,240       32,216,750
  Warrants                                                                3,143,186        3,254,986
  Accumulated deficit                                                   (34,461,688)     (32,347,406)
  Common stock in treasury, at cost                                          (1,203)          (1,203)
                                                                         ----------       ----------
             Total Stockholders' Equity                                   1,444,468        3,143,936
                                                                         ----------       ----------

TOTAL                                                                    $4,461,572       $5,186,031
                                                                         ==========       ==========


See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)


                                                          Three Months                            Nine Months
                                                          Ended July 31                           Ended July 31
                                            ------------------------------------------------------------------------
                                                    2000                1999                2000                1999
                                            ------------------------------------------------------------------------
REVENUES:
  REVENUE FROM SERVICES                     $     46,374        $    700,706        $    209,098        $  2,495,340
  REVENUE FROM PRODUCT SALES                      21,569             136,185             122,296           1,124,279
                                            ------------        ------------        ------------        ------------
             TOTAL GROSS REVENUES                 67,943             836,891             331,394           3,619,619

DISCOUNTS AND ALLOWANCES                          36,748             111,697             116,669             516,036
                                            ------------        ------------        ------------        ------------

             NET REVENUES                         31,195             725,194             214,725           3,103,583

COST OF REVENUES                                 120,444             534,407             158,125           2,319,001
                                            ------------        ------------        ------------        ------------

     GROSS (LOSS) PROFIT                         (89,249)            190,787              56,600             784,582
                                            ------------        ------------        ------------        ------------

OPERATING EXPENSES:
  SELLING, GENERAL AND ADMINISTRATIVE            527,420           1,543,938           2,055,335           5,016,908
  RESEARCH AND DEVELOPMENT                        32,403             110,775             115,108             298,981
                                            ------------        ------------        ------------        ------------
             TOTAL OPERATING EXPENSES            559,823           1,654,713           2,170,443           5,315,889
                                            ------------        ------------        ------------        ------------

             OPERATING LOSS                     (649,072)         (1,463,926)         (2,113,843)         (4,531,307)
                                            ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE):                           14,864              (3,296)               (439)            (66,642)
                                            ------------        ------------        ------------        ------------

NET LOSS                                      ($634,208)         ($1,467,222)        ($2,114,282)       ($4,597,949)
                                            ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            20,936,252          20,805,732          20,874,120          20,683,510
                                            ============        ============        ============        ============

BASIC NET LOSS PER COMMON SHARE                   ($0.03)             ($0.07)             ($0.10)             ($0.22)
                                            ============        ============        ============        ============





See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                  Nine months
                                                                                 Ended July 31
                                                                       ------------------------------
OPERATING ACTIVITIES:                                                      2000               1999
                                                                       -----------        -----------
Net Loss                                                               ($2,114,282)       ($4,597,949)
Adjustments to reconcile net loss to cash used in operations:
  Depreciation and amortization                                             90,236          1,093,873
  Gain on investment in joint venture                                      (14,602)
  Stock-based compensation expense                                                             42,921
  Expenses satisfied with issuance of common stock                         414,814            274,103
Changes in operating assets and liabilities:
  Trade receivables-net                                                    (50,370)            35,054
  Inventory                                                                152,411            488,714
  Prepaids and other current assets                                           (328)           (32,800)
  Accounts payable                                                          28,421           (159,553)
  Accrued liabilities                                                       53,001            102,355
                                                                       -----------        -----------

             Net cash used in operating activities                      (1,440,699)        (2,753,282)
                                                                       -----------        -----------
INVESTING ACTIVITIES:
Capital expenditures                                                        (3,035)          (133,275)
Investment in InCon Processing, L.L.C                                                        (272,244)
Proceeds from disposal of assets                                                            3,004,000
                                                                       -----------        -----------

             Net cash (used in) provided by investing activities            (3,035)         2,598,481
                                                                       -----------        -----------

FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants                                                  500,000
Proceeds from debt                                                         900,000            200,000
Repayments of debt & capital leases                                         (6,413)          (980,848)
                                                                       -----------        -----------

             Net cash provided by (used in) financing activities           893,587           (280,848)
                                                                       -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (550,147)          (435,649)

CASH AND CASH EQUIVALENTS, BEG OF PERIOD                                   680,190          1,704,400
                                                                       -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   130,043        $ 1,268,751
                                                                       ===========        ===========

Supplemental Disclosure of Noncash Investing and
Financing activities:
  Contribution of assets to L.L.C.                                                        $   399,815
                                                                                          ===========


See Notes to Condensed Consolidated Financial Statements

                               BIONUTRICS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note A - The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the nine-month period ended July 31, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 2000. These financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended October 31, 1999. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception through July 31, 2000 of $34,461,688 which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE B - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares assumed outstanding during the presented periods. Options and warrants are excluded from the basic net loss per share calculation as they are anti-dilutive.

NOTE C - In December 1999 and June 2000, the Company borrowed $500,000 and $250,000, respectively, on a short-term basis from a director. The loans are demand loans and bear interest at the rate of 9.5% annually. In April 2000, the Company borrowed $150,000 from an unrelated third party. The loan bears no interest but is subject to a $50,000 fee payable at the time of the loan repayment. Repayment of both the loan and fee are contingent upon the receipt of future funding by the Company.

NOTE D - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

            Subsequent to the issuance of SFAS 133, the FASB has received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS No. 138 which responds to those requests by amending certain provisions of SFAS
            133. The statements are effective for the Company's fiscal year beginning November 1, 2000. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated financial statements.

Note E - In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", that summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption of SAB 101 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Note F - Subsequent to the period ended July 31, 2000, the Company and a private investor entered into a Common Stock Purchase Agreement dated September 7, 2000, for the future issuance and purchase of shares of the Company's common stock and warrants. The Agreement permits the Company, in its sole discretion, and subject to certain restrictions, to sell up to an aggregate of 4,000,000 shares, with a maximum amount for each sale not to exceed $1,000,000 each month, based on a formula of weighted average price and total trading volume for a given period. Pricing is based on current market prices at the time of draw downs discounted 7-10% based on the Company's market capitalization. The period during which the Company can make such sales is for a two-year period beginning upon the effective date of a registration statement for the resale of the shares.

            In connection with the Common Stock Purchase Agreement, the Company has issued warrants for the purchase of 200,000 shares of common stock exercisable at $1.535 per share and has issued 25,000 shares of its common stock in payment of fees and expenses of the investor.

            The Company intends to use the proceeds of the offering for general corporate and working capital purposes.

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


RESULTS OF OPERATIONS

Three months ended July 31, 2000 compared with three months ended July 31, 1999.

Consolidated gross revenues for the quarter ended July 31, 2000 were $68,000 versus $837,000 for the same quarter in 1999, summarized by subsidiary as follows:

                                                          FOR THE QUARTER ENDED
     SUBSIDIARY                                                  JULY 31,
     ----------                                           ---------------------
                                                          2000             1999
                                                          ----             ----
InCon Technologies                                    $      0          $701,000

Bionutrics Health Products                              22,000           136,000

LipoGenics                                              46,000                 0
                                                      --------          --------

TOTAL CONSOLIDATED GROSS REVENUES                     $ 68,000          $837,000
                                                      ========          ========


InCon Technologies (InCon) decrease in revenues is attributable to the new 50/50 venture entered into during the third quarter of fiscal 1999 with AC HUMKO CORP., wherein InCon transferred substantially all of its assets to a newly formed limited liability company, InCon Processing, LLC ("InCon Processing"). InCon Processing took over substantially all of the business previously engaged in by InCon related to toll processing, molecular separation, and the design and sale of molecular separation facilities. Consequently, revenues for the 3 months ended July 31, 2000 are zero as compared to the same three months in 1999 of $701,000. However, as a result of its investment in InCon Processing, InCon will be entitled to 50% of the future profits or losses. These profits and losses are reflected in "Other Income(Expense)" on the Statement of Operations. It is anticipated that InCon Processing will retain the cash generated from operations for at least the next 12 months to expand and develop its business.

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

LipoGenics revenues for the three months ended July 31, 2000 are attributable to a Phase I Small Business Innovation Research (SBIR) grant from the National Heart, Blood and Lung Institute. As this is the first such grant received by LipoGenics, there are no revenues shown for the same period in 1999.

Cost of revenues for the three months ended July 31, 2000 was $120,000 versus $534,000 for the same quarter in 1999. This reduction is primarily due to the new 50/50 venture entered into with AC HUMKO, which substantially took over all of the business engaged in by InCon. Cost of revenues for the third quarter of 2000 was negatively impacted by the one-time adjustment to inventory of $108,000 to reflect market value.

Operating expenses for the three months ended July 31, 2000 of $560,000 were $1,095,000 less than that recognized for the same quarter in 1999 of $1,655,000. This reduction is due to significantly reduced salaries, cost curtailment programs, as well as the 50/50 venture entered into during the third quarter of 1999 with AC HUMKO.

Other income for the three months ended July 31, 2000 was $15,000 versus a net expense of $3,000 for the same quarter in 1999. This $18,000 increase is primarily due to the Company's recognition of its share of InCon Processing's net income for the 3 months ended July 31, 2000. The Company uses the equity method to account for its investment in InCon Processing. Consequently, the Company records its share of InCon Processing's income for the quarter as an increase in its investment.

Results of Operations for InCon Processing for the 3 months and 9 months ended July 31, 2000 are as follows:

                              3 months ended                 9 months ended
                               July 31, 2000                  July 31, 2000
                               -------------                  -------------
      Revenues                $   1,488,000                  $   4,202,000
      Costs                       1,434,000                      4,173,000
                              -------------                  -------------
            Net Income        $      54,000                  $      29,000
                              =============                  =============


Net loss decreased to $634,000 or $.03 per share for the three months ended July 31, 2000 from $1,467,000 or $0.07 per share for the quarter ended July 31, 1999 due primarily to lower operating expenses.


Nine months ended July 31, 2000 compared with nine months ended July 31, 1999.

RESULTS OF OPERATIONS

Trends and comments as noted for the third quarter apply also to the nine month year-to-date comparisons.

Consolidated gross revenues for the nine months ended July 31, 2000 were $331,000 versus $3,620,000 for the same period in 1999 and is summarized by subsidiary as follows:

                                                  FOR THE NINE MONTHS ENDED
                  SUBSIDIARIES                            JULY 31,
                  ------------                    -------------------------
                                                    2000               1999
                                                    ----               ----
            InCon Technologies                    $        0        $2,729,000

            Bionutrics Health Products               222,000           786,000

            Nutrition Technology                           0           105,000

            LipoGenics                               109,000                 0
                                                  ----------        ----------

            TOTAL GROSS REVENUES                  $  331,000        $3,620,000
                                                  ==========        ==========

InCon's decrease in revenues is attributable to the new 50/50 venture entered into with AC HUMKO, InCon Processing. InCon Processing took over substantially all of the business previously engaged in by InCon related to toll processing, molecular separation, and the design and sale of molecular separation facilities. As a result of its investment in InCon Processing, Incon will be entitled to 50% of the future profits and losses.

Bionutrics Health Products Inc. continues to experience a significant decline in sales due to curtailment of advertising and support for the brand evolvE(R) as a result of financial constraints.

The Company is repositioning itself as a product development company and has recognized revenues of $100,000 during the nine months ended July 31, 2000 for services related to its development activities.

Nutrition Technology discontinued production in its West Monroe, Louisiana facility in late 1997. Therefore, no sales are reflected for the nine months ended July 31, 2000. Sales for the nine months ended July 31, 1999 reflect the sale of remaining by-products on hand from production and testing. The Company's lease on the West Monroe, Louisiana facility terminated on February 28, 1999 and no activity was conducted after that time. After the sale of assets to AC HUMKO in fiscal 1998, Nutrition Technology Corporation is substantially inactive.

Cost of revenues for the nine months ended July 31, 2000 was $158,000 versus $2,319,000 for the same period in 1999. This reduction is primarily due to the new 50/50 venture entered into with AC HUMKO, which substantially took over all of the business engaged in by InCon, as well as lower sales volume.

Operating expenses for the nine months ended July 31, 2000 of $2,170,000 were $3,146,000 less than that recognized for the same period in 1999 of $5,316,000. This reduction is due to significantly reduced salaries, cost curtailment programs, as well as the 50/50 venture entered into with AC HUMKO.

Other expense for the nine months ended July 31, 2000 was $400 versus $67,000 for the same period in 1999. This decrease is primarily due to a reduction in interest expense incurred on debt proceeds. The interest expense that was recognized on debt proceeds during the nine months ended July 31, 2000 was essentially off-set by the earnings recognized on its investment in InCon Processing, LLC.

Net loss decreased to $2,114,000 or $.10 per share for the nine months ended July 31, 2000 from $4,598,000 or $.22 per share for the same period in 1999 due primarily to lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the nine-month period ended July 31, 2000 was $1,441,000 as compared to $2,753,000 during the same period in 1999. This decrease is due primarily to lower cost of revenues and operating expenses.

Long-term receivables represent trade receivables acquired from InCon in connection with the acquisition of InCon by the Company. As they have not been fully collected, management has elected to reclassify them to long term and continues to consider them fully collectible.

Net cash used in investing activities during the nine months ended July 31, 2000 was $3,000 as compared to net cash provided of $2,598,000 during the same period in 1999. The net cash provided during the nine months ended July 31, 1999 was largely due to the new 50/50 joint venture with AC HUMKO CORP. wherein InCon Technologies, Inc. transferred substantially all of its assets to a newly formed Limited Liability Company (InCon Processing, L.L.C.).

Net cash provided by financing activities totaled $894,000 for the nine-month period ended July 31, 2000 versus net cash used of $280,000 for the same period in 1999. This cash was provided by loans for both years as well as the sale of common stock for fiscal 1999. The net cash used during the nine months ended July 31, 1999 reflects the repayment of notes payable to directors.

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

The Company's ability to access funds under the equity line entered into subsequent to the quarter ended July 31, 2000 is subject to satisfaction of certain conditions, including the effectiveness of a registration statement, and the failure to satisfy such conditions may limit or preclude the Company's ability to access such funds, which would adversely affect the Company's business, immediate liquidity, financial position and results of operations unless additional financing sources are available.

                               BIONUTRICS, INC.

                         PART II - OTHER INFORMATION


ITEM 5            Other Events

                  On September 7, 2000, the Company and a private investor entered into a Common Stock Purchase Agreement for the future issuance and purchase of shares of the Company's common stock. The Agreement establishes what is sometimes termed an equity line of credit or an equity draw down facility. The Agreement permits the Company, in its sole discretion, and subject to certain restrictions, to sell up to an aggregate of 4,000,000 shares, with the maximum amount for each sale not to exceed $1,000,000 each month, based on a formula of weighted average price and total trading volume for a given period. The period during which the Company can make such sales is for a two-year period beginning upon the effective date of a registration statement for the resale of the shares. The price is based on the volume weighted average daily price of the Company's common stock for the 22 trading days following a draw down notice. The Company can establish a threshold price below which it will not sell shares. The price is discounted by 10%, decreasing by .25% to 7% for each $12,500,000 that the Company's market capitalization exceeds $60,000,000. In lieu of a minimum draw down commitment, the Company has issued a three-year warrant for the purchase of 200,000 share of common stock at an exercise price of $1.535 per share, equal to 120% of the average volume weighted average daily price for the 15 trading days before the date of issuance of the warrant. In addition, 35 day warrants will be issued in connection with each draw down for the purchase of a number of shares equal to 17.5% of the investment amount divided by the weighted average of the purchase prices during the applicable period. In payment of fees and expenses of the investor, the Company has issued 25,000 shares of its common stock to the investor.

                  The Company is not permitted to draw down funds if the issuance of shares to the investor pursuant to the draw down facility would result in the investor owning more than 9.9% of the Company's common stock or would require stockholder approval under applicable Nasdaq rules.

                  The Company intends to use the proceeds of the offering for general corporate and working capital purposes.

ITEM 6            Exhibits and  Reports on  Form 8-K


            (a)   Exhibits

                  Exhibit 10.30        Common Stock Purchase Agreement dated
                                       September 7, 2000 by and between the
                                       Company and Justicia Holdings Limited

                  Exhibit 10.31        Registration Rights Agreement dated
                                       September 7, 2000 between the Company and
                                       Justicia Holdings Limited

                  Exhibit 10.32        Escrow Agreement dated September 7,
                                       2000 among the Company, Justicia Holdings
                                       Limited and Epstein, Becker & Green P.C.

                  Exhibit 10.33        Form of Stock Purchase Warrant pursuant
                                       to Common Stock Purchase Agreement dated
                                       September 7, 2000

                  Exhibit 27


            (b)   Reports on  Form 8-K - None

                               BIONUTRICS, INC.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Bionutrics, Inc.
                                                (Registrant)


Dated: September 13, 2000                       By: /s/ Ronald H. Lane
                                                -----------------------------

                                                Its: Chairman of the Board,
                                                Chief Executive Officer and
                                                President


                                                By: /s/ Karen J. Harwell
                                                -----------------------------

                                                Its: Controller and Chief
                                                Accounting Officer

                                 EXHIBIT INDEX

Exhibit Number       Description of Exhibit
--------------       ----------------------
Exhibit 10.30        Common Stock Purchase Agreement dated
                     September 7, 2000 by and between the
                     Company and Justicia Holdings Limited

Exhibit 10.31        Registration Rights Agreement dated
                     September 7, 2000 between the Company and
                     Justicia Holdings Limited

Exhibit 10.32        Escrow Agreement dated September 7,
                     2000 among the Company, Justicia Holdings
                     Limited and Epstein, Becker & Green P.C.

Exhibit 10.33        Form of Stock Purchase Warrant pursuant
                     to Common Stock Purchase Agreement dated
                     September 7, 2000

Exhibit 27