Form 10-K
period 2000-10-31
BIONUTRICS INC
filed 2001-01-17
CIK 1030839

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2000      Commission file number 0-22011

                                Bionutrics, Inc.
                                ----------------
             (Exact name of registrant as specified in its charter)


              Nevada                                      86-0760991
              ------                                      ----------
  (State or other jurisdiction of                      (I.R.S. employer
  incorporation or organization)                      identification no.)


            2425 E. Camelback Road, Suite 650, Phoenix, Arizona 85016
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (602) 508-0112
                                 --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----
                              (Title of each Class)

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of class)

      Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of January 11, 2001, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock as of such date on the Nasdaq SmallCap Market, was $5,533,792. Shares of Common Stock held by each officer and director and by each person who owned 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and may not apply for other purposes.

      As of January 11, 2001, there were 22,421,252 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10 and 11, hereof.

PART I      ................................................................     1

      ITEM 1.     BUSINESS..................................................     1
      ITEM 2.     PROPERTIES................................................    19
      ITEM 3.     LEGAL PROCEEDINGS.........................................    19
      ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.........    19

PART II     ................................................................    20

      ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.......................................    20
      ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA......................    22
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................    23
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............    27

PART III    ................................................................    28

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT............    28
      ITEM 11.    EXECUTIVE COMPENSATION....................................    31
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................    33
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............    35

PART IV     ................................................................    37

      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K...............................................    37

SIGNATURES  ................................................................    40

FINANCIAL STATEMENTS........................................................   F-1

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

       Bionutrics, Inc. ("Bionutrics" or the "Company") is a biopharmaceutical company founded to discover, develop and apply novel biologically active compounds from natural sources. The Company's goal is to be a leader in the newly emerging field of functional nutrition, the marriage of drugs and food, by providing food ingredients that can prevent and even cure diagnosed diseases. Bionutrics' business model is to source biologically active compounds from food commodity processing by-product streams and develop these compounds as proprietary functional nutrition and/or ethical drug products. The disciplines and efforts comprising a discovery and development program for functional nutrition and ethical drugs are fundamentally the same. Products derived from the Company's research program will be directed initially towards functional nutrition to generate early revenue and reduce the need for capital while it pursues the development and regulatory approval of drug candidates.

       The Company's building efforts of the previous decade have positioned it with proprietary technology, compounds, processing methods and products having application to worldwide markets of potential significance. Bionutrics has sources of raw material by-products streams available to it in large quantities and it has developed specific capabilities in engineering and processing technologies for the separation of these streams into both high-value biologically active products and bulk food ingredients. This technology provides the Company the potential advantage of access to proprietary active ingredients at relatively low cost. Initial products are tocotrienol concentrates derived from rice bran. The Company also has patent rights to a composition of niacin and dietary fiber that have application to dietary supplements, medical foods or OTC products.

       Bionutrics' operating strategy has changed from prior years where it manufactured and marketed its products to its current strategy, which is to leverage its core competency of new product development by partnering the manufacturing and marketing. The Company's goal is to discover, define and protect its products and technology and to partner manufacturing and marketing. Bionutrics believes this strategy will allow it to exploit its strengths while recognizing its resource limitations, and at the same time accessing the unfolding global opportunity.

      The Company's three primary subsidiaries are LipoGenics, Inc. ("LipoGenics"), Bionutrics Health Products, Inc. ("Health Products"), and InCon Technologies Inc. ("InCon"). LipoGenics serves as the product research arm of the Company with a focus on the discovery and development of active compounds for both drugs and functional nutrition. Health Products is the market research and product positioning company charged to deliver new functional nutrition products to marketing partners. InCon saw its operation merged in June 1999 into a new limited liability company, InCon Processing, LLC ("InCon Processing") in which the Company has a 50% ownership together with ACH Food Companies, Inc. ("ACH", formerly known as AC HUMKO CORP), a subsidiary of ABF North America Corp. ("ABF"). InCon Processing provides engineering and design for the Bionutrics' compound recovery systems and ingredient processing. In addition, the Company has three inactive subsidiaries, Nutrition Technology Corporation, InCon International Ltd. and Cosmedics, Inc

      Bionutrics was incorporated in Nevada in 1990. All its subsidiaries are organized in Delaware except Nutrition Technology Corporation, which is organized in Nevada, and InCon International Ltd., which is organized in the British Virgin Islands. References herein to Bionutrics or the Company are to the parent corporation and its subsidiaries except where otherwise indicated. The Company maintains its principal offices at 2425 East Camelback Road, Suite 650, Phoenix; its telephone number is (602) 508-0112.

INDUSTRY OVERVIEW

Functional Nutrition

      The Company competes within the Functional Nutrition category that includes functional foods, medical foods and dietary supplements, including vitamins, minerals and supplements. Each of these sub-categories has a definition, legal and competitive, which distinguishes it from the others.

      Functional foods began with a National Cancer Institute initiative to find ways of supplementing foods to enhance their cancer fighting potential. The functional food category may be defined as conventional foods or foods for special dietary use that are regulated under the Nutritional Labeling and Education Act (NLEA 1990) that have enhanced health benefits. Such product may require FDA pre-approval of a health claim or of a food additive petition. From a marketing perspective, it may be difficult to distinguish between certain non-modified products such as vegetables and those that have been specially prepared to enhance health. However, the majority of new entries in this category are specially-fortified versions of conventional foods. The market for these products is purported to have surpassed $18 billion last year in the U.S. Products that exemplify the category are ones such as stanol fortified margarines and salad dressings as well as certain fortified bars and meal replacements. As these products take hold in the mainstream, newer products such as enriched eggs and fully prepared and packaged foods continue to proliferate. The backbone for these products is the bioactive ingredients used to deliver on health or function claims. From soy protein, oat bran and psyllium as macro ingredients, to stanols, isoflavones and tocotrienols as micro ingredients, these bioactives are beginning to fuel growth and product development momentum in the food industry.

      The medical food category is unique in that it is separate from NLEA. These products are different from NLEA regulated foods for special dietary use in that they must meet certain requirements. Products that meet the strict statutory definition of medical foods, which include the requirement that such products be used under the direction and care of a physician, are a small segment of the group represented as such. However, many marketing companies are adding medical foods to their product lines. In using this special category, many new dietary ingredients may be conveniently delivered to consumers and more specific information may be provided on labels to help consumers identify products that may help their specific health concerns. The market for these products is being driven by the consumers increasing willingness to self-medicate. Examples of current medical foods are arginine enriched bars for heart health and specially formulated bars and other foods for diabetics.

      Dietary supplements are part of the health and natural food market in the United States. This market increased from an estimated $16.4 billion in sales in 1998 to $17.3 billion in 1999, a growth rate of 6%. The expansion of this market is largely the result of the rapidly growing portion of the population over 40 years old, who are concerned with aging and disease, combined with favorable consumer attitude shifts toward natural health care. Within the health and natural food market, dietary supplement sales were $10.6 billion in 1999. Recent estimates indicate that 54% of the U.S. population uses nutritional supplements at least occasionally in some form. By 2001, retail sales in this category alone are expected to exceed $12 billion annually. Nutritional awareness and market size are also growing in other parts of the world. Bionutrics intends to access these global opportunities for product sales of both dietary supplements and functional foods, in each case through strategic partners.

      The growth of sales of dietary supplements has resulted largely from recent studies indicating a correlation between the regular consumption of selected vitamins and nutritional supplements and reduced incidences of conditions such as cancer, heart disease and osteoporosis. Within the dietary supplement category, antioxidants remain the growth leader. One antioxidant, vitamin E, has shown particularly strong growth, resulting in estimated retail sales in excess of $700 million in mass-market sales alone in 1998. Dietary supplements, including both vitamins and nutritional supplements, are consumed specifically to enhance bodily structure or functions, such as thinking or athletic performance or cholesterol maintenance. Under current law a dietary supplement may not claim to prevent, treat or cure a disease (see below under "Government Regulation"), which restricts the manner in which it may be marketed and the claims that can lawfully be made.

       Ethical Drugs

      Bionutrics has technology with potential application to cardiovascular health, cancer, anti-inflammation, anti-oxidation and diabetes. These applications reflect proprietary claim positions for compositions that may have use in more than one disease indication. The market for successful and fully exploited ethical drug or medical device candidates can be measured in the hundreds of millions of dollars or more. There is significant risk in development and obtaining regulatory approval for any new candidate with no assurance of success. It is the Company's intent to define the initial opportunity with its research for its most promising candidates and if the results warrant, to partner their full development.

PRODUCT DEVELOPMENT

      The Company intends to develop proprietary compositions potentially as both ethical drugs and functional nutrition products. The functional nutrition products will be created and developed as novel medical food, functional food and dietary supplement formulations for use by specific target populations. These ingredients and formulations may include tocotrienols or other compounds that can be marketed with statements of nutritional support authorized per the 1990 NLEA and 1994 DSHEA legislation (see below under "Government Regulation"). The intent of the ingredients development program will be to generate future proprietary products with a point-of-difference and wide marketability. Such products would reflect the Company's business model of focusing on new ingredients that exploit its core competency.

      Cardiovascular

      Clearesterol(TM): Bionutrics' first cardiovascular ingredient, Clearesterol(TM), is a tocotrienol vitamin E based composition. Vitamin E is the general term used for eight naturally-occurring, essential fat-soluble nutrients. The series is composed of four compounds ((alpha)-, (beta)-, (gamma)-, (delta)-tocopherol) with a tocopherol structure bearing a saturated phytyl C(16) side chain and four compounds (alpha)-, (beta)-, (gamma)-, (delta)-tocotrienol) with a tocotrienol structure having an unsaturated phytyl C(16) side chain bearing three double bonds. All tocols, to varying degrees, are antioxidants. Tocotrienol vitamin E - - as opposed to the standard tocopherol vitamin E - - is a cornerstone of the Company's proprietary technology and patent protection.

      Tocol antioxidants in blood appear to reduce damage to blood vessel wall cells caused by oxidizing or "free radical" agents. Research indicates that the Clearesterol(TM) constituents are a more effective antioxidant than standard vitamin-E (alpha)-tocopherol) and, unlike the antioxidants found in standard vitamin E or beta-carotene, the Clearesterol(TM) ingredient helps to reduce blood cholesterol levels. The significance of Clearesterol(TM) with respect to cardiovascular health has been demonstrated in clinical trials that show tocotrienols may promote normal cardiovascular health three ways by helping to lower cholesterol levels, providing cardiovascular antioxidant protection and promoting normal circulation in some individuals. The Company is limited by the laws applicable to dietary supplements as to the claims which may currently be made for this ingredient. Additionally, claims would require FDA pre-approval as a health claim or drug claim. Clearesterol(TM) is an all-natural complex extracted from rice bran oil through a patented processing method. The proprietary process involves stabilization of the rice bran and selective extraction and concentration of the rice bran oil.

       Clearesterol(TM) is the dietary ingredient in evolvE(R), the Company's first dietary supplement. evolvE(R) was launched in 1997 in a national campaign targeting mass-market retail distribution.

      Vitenol E(R). The Company has also produced a more concentrated form of rice bran-derived tocotrienols, Vitenol E(R), which it plans to use as an ingredient in its own novel formulations and to sell to other companies as a "value-added" vitamin E complex. Bionutrics is obtaining this material from InCon Processing, which employs molecular distillation and other separation technologies.

      Niacin-Fiber. Bionutrics has acquired the rights to patented technology for the use of a timed-released composition of niacin and dietary fiber (see "Patents and Trademarks" below), which has demonstrated in preliminary on-going research a 22-24% reduction in LDL-cholesterol, 13-18% increase in HDL-cholesterol and a 21-29% drop in triglycerides following four weeks of treatment with 1.2 gms of niacin daily. This particular composition may have application as a medical food to diabetics and other populations with dyslipidemia.

      Cancer

      Bionutrics received a broad patent this past year covering the use of tocotrienols to treat cancer (see "Patents and Trademarks" below). Third-party research published in peer-reviewed journals supports the Company's position that tocotrienols may be effective in the treatment of certain cancer types. The Company is in the process of evaluating possible approaches for further research through the use of a multi cancer cell-line screening program with the National Cancer Institute. Bionutrics has also discovered other compounds isolated from natural sources that appear to be effective against certain cancer cell-lines and intends to extend its current research on those compounds to determine their potential efficacy and commercial feasibility. Any such commercial application would be dependent on obtaining the prior approval of the FDA.

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

      Oxidative Stress

      Bionutrics has filed a patent application on a novel composition, which has unique anti-oxidative activity and may be used to reduce oxidative stress. The Company has also acquired technology that has application as a means of measuring oxidative stress in both blood and urine (see "Patents and Trademarks" below). The urine based assay can be employed as a self-administered take home kit for the determination of an individuals level of oxidative stress, potential contribution of a disease state to the oxidative stress and the benefit derived by the administration of the Company's potential proprietary antioxidant products.

      Diabetes

      Diabetes is a disease closely associated with obesity and age. The Company has acquired certain rights to proprietary technology and is conducting research on compounds and formulations that may have application to obesity and the progression of diabetes. The Company may also file future patents on technology relating to obesity and diabetes and is considering a line of new products based on this technology. In September of 1999, the Company received a SBIR (Federal Small Business Innovation Research) grant, titled A Novel Tocotrienol for treating diabetic Dyslipidemia. That effort has been completed and no further work will be undertaken in this direction at this time.

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

      The Company expects to launch its first proprietary ingredients for functional nutrition during the first quarter of 2001. These products will be initially positioned as dietary supplement ingredients and will be directed towards cardiovascular health. As part of the Company's strategy for functional nutrition product development, antioxidation and blood lipid management will be targeted and the technology used in these products will be covered by one or more of its patents. Bionutrics will focus on multi-level companies as primary channels of distribution for its first round of products, with mass-market retail and Internet distribution channels to follow.

      As part of Bionutrics' strategy to partner marketing and manufacturing, the previously launched retail brand, evolvE(R), is not being supported with consumer advertising or product promotion funds. However, the product does still have a presence in the mass market, primarily retail drug stores. The Company is also serving consumers through its Internet address and 800-phone line. The Company is planning to consider distributors for evolvE(R) outside the United States.

MANUFACTURING

      Bionutrics' operating strategy is to leverage its core competency of new product development by partnering manufacturing and marketing. The Company, in particular, desires to expand its manufacturing base and to take advantage of value-added commodity by-product processing technology without operational responsibility or capital risk. To accomplish this, Bionutrics is looking to form partnerships with global food manufacturing firms who will assume the logistic, transportation, distribution, regulatory, environmental, labor, administration and other operational elements associated with processing by-product streams necessary to manufacture the Company's products.

      ABF Alliance

      In 1998, Bionutrics and ABF North America Corp. ("ABF"), the U.S. subsidiary of Associated British Foods Plc, a company headquartered in London, England entered into an alliance for the manufacturing of certain rice bran based food and other functional nutrition products. The intent of the alliance was for ABF to partner in the manufacturing of Bionutrics' products, when feasible, and in the process to unburden the Company of related operational and capital issues.

      As part of the 1998 transaction, ACH Food Companies, Inc. ("ACH", formerly AC HUMKO CORP.), a subsidiary of ABF, acquired for $2 million Bionutrics' rice bran-processing technology for use in North America. The technology acquisition was part of a contemporaneous $4 million stock investment in Bionutrics and a subsequent purchase for approximately $2.5 million of certain oil processing assets from the plant owned by Bionutrics' subsidiary, Nutrition Technology Corp., in West Monroe, Louisiana, which plant was closed on October 1, 1998. As part of the divestiture, Bionutrics retained the right to participate in rice bran processing profits by ACH without operational responsibility or capital risk.

      InCon Processing

      In June 1999, the Company further reduced its manufacturing exposure by merging its molecular separation operation, InCon Technologies, with ACH to create a new joint venture company, InCon Processing, LLC, a limited liability company. InCon transferred substantially all of its assets to the newly formed LLC for which it received a payment of $3,000,000 and a 50% interest in the new company. As part of this transaction, Bionutrics restructured a profit sharing provision of the 1998 transaction relating to the calculation of profit and minimums. In the future, the Company will receive 15% of all EBIT (earnings before interest and taxes) derived by ACH from the sale of rice bran derivative products (verses a graduated percentage of EBITDA [earnings before interest, taxes, depreciation and amortization]) without an offset against a floor or minimum earnings deduction (verses a graduated minimum earnings deducted prior to a percentage participation calculation). In October 2000, the Company agreed to issue 300,000 shares of common stock to ACH as consideration for the release of certain obligations under the Master Formation Agreement and Members Agreement related to the formation of this venture.

      The formation of this venture allowed the Company to more ably avail itself of the research and development capacity of InCon for specialty processing without being encumbered by capital requirements of the operation or for new facilities. As new functional nutrition products are developed within Bionutrics, and InCon Processing designs and engineers systems necessary for their processing, the Company will look initially to ACH for manufacturing. ACH will provide the manufacturing of these products where feasible and when such manufacturing is taken on by ACH, capital expenditures and operational responsibilities will also be theirs. It is management's view that the InCon Processing venture with ACH, in a practical sense, enhances Bionutrics' manufacturing base, broadens the valued partnership between Bionutrics and ABF, and gives the Company greater strength to deal with its future marketing partners.

      A critical aspect of the core competency of the Company is the ability to engineer and design equipment necessary to convert raw material sources into value-added active compounds and nutritional products. This is important because the nature of active compounds renders them difficult to process, isolate, and recover. Producers of raw material by-product streams generally do not have this requisite equipment. Bionutrics believes its compound discovery, clinical research and product market capabilities in combination with InCon Processing's technology and ACH's manufacturing abilities give the Company competitive and operational advantages.

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

      InCon Processing provides toll molecular separation services for Eastman Chemical and other independent companies requiring chemical separation services for the manufacturing of their products. InCon Processing markets its engineering and design skills independently of the Company's raw material sourcing and sells equipment to unrelated third parties as part of oil processing plant design and construction oversight.

      InCon Processing faces competition for its services from a number of companies as well as from expanding in-house capabilities of several of its customers and potential customers. However, the Company believes that InCon Processing's management enjoys an excellent reputation in the field, has long-standing relationships with its customers and, particularly with the advantage of its state-of-the-art equipment, believes it is well-positioned to retain and expand its customer base.

PATENTS AND TRADEMARKS

      As of December 2000, Bionutrics has seven issued U.S. patents and eleven pending U.S. patent applications (with numerous foreign counterparts) covering novel tocotrienols and tocotrienol-like compounds, methods for their use, compositions containing those compounds and production processes in the area of tocotrienols. Four of the pending U.S. patent applications have recently been allowed, with patent grants anticipated in early 2001. Furthermore, Bionutrics has acquired one U.S. patent with four corresponding foreign patent applications claiming methods for promoting weight and fat loss. In addition, Bionutrics has exclusive licenses under eleven additional U.S. patents and two additional pending U.S. patent applications relating to other therapeutic and diagnostic areas of commercial interest to the Company.

      Bionutrics' first U.S. patent, obtained through its R&D subsidiary LipoGenics (U.S. patent 5,591,772) issued in January 1997. This patent, through composition of matter claims, secures protection for several novel vitamin-E like compounds discovered by Bionutrics and through method and process claims, protects methods for using and processes for producing those compounds. The patent may also serve to protect the Clearesterol(TM) ingredient contained in Bionutrics' evolvE(R) brand dietary supplement. A second U.S. patent was issued in October 1998 (U.S. patent 5,821,264) with claims that parallel those of the January 1997 patent but refer to a broader and more generic class of compounds.

      The Company has also been successful in obtaining patent protection for its unique tocotrienol processing technology. In June 1999, Bionutrics received another U.S. patent directed to specific tocotrienol/tocopherol production processes (U.S. patent 5,908,940). In March 2000, Bionutrics was informed by the United States Patent and Trademark Office that it had allowed Bionutrics' U.S. patent application for tocotrienol-rich fractions produced using the Company's proprietary tocotrienol/tocopherol production process. The Company expects this U.S. patent to issue during the first quarter of 2001.

      Bionutrics continues to enhance its estate of patents covering the use tocotrienols to treat and prevent a wide range of disorders and conditions. In July 1999, a broad U.S. patent was issued to Bionutrics for methods to treat and prevent cancer using tocotrienols (U.S. patent 5,919,818). This patent contains method claims directed to the known, naturally occurring tocotrienols (such as (alpha)-tocotrienol and (gamma)-tocotrienol), as well as Bionutrics' novel proprietary tocotrienols and other vitamin-E like compounds. In November 2000, the Company received another patent (U.S. patent 6,143,770) for a composition comprising tocotrienol, or a mixture thereof, and nicotonic acid. This technology has application to cardiovascular health and diabetes. Additional U.S. and foreign patent applications that focus on other diseases and conditions are pending.

      Bionutrics continues to protect its trademarks by seeking registration in the U.S. and abroad. Bionutrics obtained U.S. trademark protection for the evolvE(R) brand name and associated logo in fiscal year 1997 and has obtained additional registrations in certain foreign countries. In January 1999, Bionutrics obtained registration of the mark P25 for one of its proprietary tocotrienols. In September and October 1999, the Company was granted registration of the marks Vitenol and Vitenol E. In November 1999 and March 2000, the Company obtained registration of two separate marks for Clearesterol and the related logo. U.S. and foreign trademark applications are currently pending for other marks that the Company uses or intends to use on its products.

      Bionutrics has also continued its activities directed towards acquiring additional patents and other intellectual property to augment its holdings. In late 1995, Bionutrics acquired a U.S. patent from the Wisconsin Alumni Research Foundation (U.S. patent 4,603,142) covering the use of (alpha)tocotrienol for lowering cholesterol. This patent serves to protect Bionutrics' dietary supplement, evolvE(R), which contains a significant amount of (alpha)-tocotrienol. In 1997, Bionutrics acquired a U.S. patent from Dr. Tung-Ching Lee (U.S. patent 5,047,254) covering a process for recovering edible oil from rice bran. This patent has since been assigned to ABF/ACH as part of a strategic alliance formed in August 1998. In 1999, Bionutrics licensed the exclusive rights to certain proprietary technology owned by Eric Kuhrts, Lipoprotein Diagnostics, Inc., and Hauser-Kuhrts, Inc., located in California. This technology relates to three main areas: (1) sustained release arginine formulations and therapeutic applications, (2) niacin/fiber compositions having cardiovascular applications and (3) oxidative stress diagnostic test kits to measure the positive effects of dietary antioxidants, as well as the negative impact of environmental factors (such as smoking) and disease states. In February 2000, Bionutrics acquired the rights to certain patents and patent applications owned by John Gustin and Mark F. McCarty claiming methods for promoting weight and fat loss. Bionutrics intends to pursue commercializing these technologies independently, as well as possibly integrating them with Bionutrics' existing proprietary technology. Negotiations are ongoing for acquisition of rights in several additional patents relating to technology of interest to the Company.

      As a part of the August 1998 Bionutrics/ABF agreement, Bionutrics transferred certain rights in Bionutrics' rice bran processing technology to ACH. Most notably, Bionutrics assigned to ACH its rights in U.S. patent 5,047,254 and in the process claims of future Bionutrics patents in North America as they pertain to rice bran. In the June 1999 InCon Processing transaction (see "InCon Processing" above), Bionutrics' wholly owned subsidiary, InCon, has assigned certain of its current and future intellectual property rights to InCon Processing relating to processing of natural source materials. InCon retained, however, all current and future rights relating to proprietary compounds and compositions of matter having biological activity and/or utility and products incorporating such compositions of matter.

COMPETITION

      The market for functional nutrition is presently developing with many companies just beginning to determine how and if they will compete in this new segment. Candidate companies for mass-market retail competition include virtually all firms currently engaged in retail mass-market consumer marketing of food and OTC products. While these same companies are potential customer targets for Bionutrics, they also are potential competitors because of their own product development programs or programs they sponsor. Notably, these companies include American Home Products, Bayer, Warner-Lambert, Pharmaton Boehringer Ingleheim, Bristol-Myers&Squibb, Novartis and Smith Kline Beecham with OTC and dietary supplements, and Kraft, Nabisco, Nestle, Danone, Kellogg, General Mills, Proctor&Gamble and Hunt-Wesson/ConAgra with food. Ingredient manufacturing companies such as BASF, ADM, Hoffmann LaRoche, Heckle, Cargill, and Eastman Chemical are all involved in both food and pharmaceutical/pharmaceutical intermediate processing and sales, and have begun to promote products with functional food applications. These companies represent some of the largest companies in the world and most formidable competition for any firm considering entering the functional nutrition business, including Bionutrics. These firms, to one degree or another, represent potential strategic partners for firms entering the field depending upon the significance and value of the technology they bring.

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

      As for labeling, DSHEA permits "statements of nutritional support", also known as structure/function claims, for dietary supplements without FDA pre-approval. Such statements may describe how particular dietary ingredients affect the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease. Nor can a claim be made that would be interpreted as a health claim under NLEA, that is, generally a claim that the dietary supplement will lower the risk of a disease or correct an existing health condition. A company making a statement of nutritional support must possess adequate substantiating scientific evidence for the statement, disclose on the label that FDA has not reviewed the statement and that the product is not intended to mitigate, treat, cure or prevent disease, and notify FDA of the statement within 30 days after its initial use. There can be no assurance that FDA will, if it makes a demand therefor, accept as adequate in support of the Company's product structure/function claims substantiating scientific evidence possessed by the Company. There can be no assurance that FDA will not determine that a given statement of nutritional support the Company decides to make is a disease claim rather than an acceptable nutritional support statement relating to body function or structure. Such a determination would require (a) deletion of the disease claim or (b) if it is to be used at all, submission by the Company and the approval by FDA of a new drug application (which would entail costly and time-consuming clinical studies) or (c) revision from a disease claim to a health claim, which would, as noted above, require demonstration of significant scientific agreement and prior FDA approval or (d) revision to a structure/function claim. There can be no assurance that FDA will accept as adequate for a health claim such substantiation as has been amassed by the Company for nutritional support (structure/function) claims and thus, the Company, if the health claim is to be used at all, may be required to document or await significant scientific agreement on the claim's basis.

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

      On December 24, 1996, the Company filed its notification letter for the evolvE(R) dietary supplement with FDA with respect to the product's statements of nutritional support. Although DSHEA only requires companies to notify FDA, the agency has adopted an unofficial policy of responding with a letter, which has become known as a "courtesy letter," when it believes that there may be a question with respect to any statement of nutritional support. On January 29, 1997, FDA responded with a courtesy letter raising questions concerning one of Bionutrics' statements of nutritional support. In its March 10, 1998, notification to FDA, the Company announced labeling changes -- to add a statement on the importance to cholesterol-lowering of a low-fat diet and exercise -- in deference to FDA's courtesy letter. At present, the Company's chief structure/function claims for evolvE(R) are that it works to help lower cholesterol when taken as part of an overall program including a low-fat, low-cholesterol diet and exercise, acts as a powerful antioxidant and promotes normal circulation.

      On April 29, 1998, FDA proposed regulations to limit statements that may be placed on product labels and labeling concerning the effect that a dietary supplement has on the structure or function of the human body. FDA sought to prohibit as disease claims requiring agency pre-approval all cholesterol lowering statements such as those that currently appear on the evolvE(R) label and in labeling. The Company, as did numerous other affected parties and organizations, wrote to oppose such FDA rules. On January 6, 2000, the FDA issued its final regulation concerning structure and function claims for dietary supplements. In the preamble to the regulation, FDA states, with regard to cholesterol claims for dietary supplements, that the agency has concluded that an appropriate structure/function claim for maintaining cholesterol would be, "helps to maintain cholesterol levels that are already within the normal range." The agency also stated its position that a "lowers cholesterol" claim, however qualified, is an implied disease claim.

      As such, the Company must revise its claims for its evolvE(R) product to comply with the new regulation prior to the effective compliance date for a company our size, which is July 7, 2001, or face FDA regulatory enforcement action.

      In September 1997, FDA published final regulations to implement certain DSHEA labeling provisions, which became effective in March 1999. These regulations necessitate material changes in the labeling of all dietary supplement products, including products sold by the Company. DSHEA also requires that dietary supplements be prepared, packed and held under conditions that meet the good manufacturing practice ("GMP") regulations to be promulgated but not yet proposed by FDA with respect to dietary supplements. Therefore, there can be no assurance that the Company's manufacturing partner ABF's production facilities will meet all GMP regulations when issued by FDA with respect to dietary supplements, and the Company may be required to expend resources to take appropriate action to ensure compliance with such regulations.

      FTC, which exercises jurisdiction over the advertising of dietary supplements, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees, agency cease and desist orders, injunctions and the payment of fines by the companies involved. In addition, FTC has increased its scrutiny of infomercials and Internet websites. There can be no assurance that FTC will not question the Company's advertising in the future. FTC has been very active in enforcing its requirements that companies possess adequate substantiation in their files for claims in product advertising.

      The Company intends to market certain products pursuant to contracts with customers who will distribute the products under their own or other trademarks. In addition to Bionutrics' responsibilities, such customers are subject to the governmental regulations discussed in this section in connection with their marketing, distribution and sale of such products, and the Company will be subject to such regulations in connection with the manufacture of such products. However, the Company's manufacturing contractors are independent companies, and their labeling, marketing and distribution of such products are beyond the Company's control except by contract. Failure of these customers to comply with applicable laws or regulations could have a material adverse effect on the Company. Governmental regulations in foreign countries where the Company or a strategic partner may determine to sell products may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company's products. Compliance with such foreign governmental regulations generally will be the responsibility of the Company's customers in those countries. Those customers are expected to be independent companies over which the Company will have no control except by contract.

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

      FDA can accept or reject the Company's GRAS affirmation or food additives petition. There can be no assurance that FDA will accept as adequate the scientific data presented with either the GRAS affirmation or as part of the food additive petition. The Company can seek judicial review if it disagrees with the FDA determination.

      For dietary ingredient in dietary supplements, under DSHEA, a "new dietary ingredient" is a dietary ingredient that was not marketed in the United States before October 15, 1994 and does not include any dietary ingredient marketed in the United States before that date.

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

EMPLOYEES

      The Company currently employs 9 people. Of the current employees, two are involved in marketing and sales at Bionutrics Health Products, five in corporate and general administration, and two in research and development at LipoGenics.

SPECIAL CONSIDERATIONS

The Company has a limited operating history upon which an investor can evaluate its potential for future success.

       The Company commenced sales of its first product late in the second quarter of fiscal 1997. Additional revenue sources have only recently been acquired or developed. Accordingly, there is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's Common Stock. The Company has generated an accumulated deficit of approximately $34.9 million through its fiscal year ended October 31, 2000. The Company's operations to date have progressed from research and development activities to the marketing and sale of its first product evolvE(R). There can be no assurance that sales of evolvE(R) or such other products if any it may introduce will achieve significant levels of market acceptance. As a result, the Company's business will be subject to all the problems, expenses, delays and risks inherent in the establishment of a new business enterprise including limited capital, delays in product development, possible cost overruns due to price increases in raw product and unforeseen difficulties in its manufacturing processes, uncertain market acceptance and the absence of an operating history. Therefore, there can be no assurance that the Company will be able to achieve or maintain profitable operations. No assurance can be given that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

The Company will require additional capital to support its growth.

       To become and remain competitive, the Company will be required to make significant investments in research and development on an ongoing basis. The Company from time to time, including in the near term, will be required to seek additional equity or debt financing to provide the capital required to maintain or expand the Company's marketing and production capabilities. This may require the Company to sell additional common stock or preferred stock or issue warrants for common stock to obtain the capital. The timing and amount of any such capital requirements cannot be predicted at this time except that the Company will require additional financing in the third quarter of fiscal 2001. There can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, the Company may be unable to operate at its present level or develop and expand its business, develop new products or develop new markets at the rate desired and its operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing shareholders. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate gross profits and positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company may need additional capital in the future and additional financing may not be available.

       The Company anticipates that it's available cash resources combined with the maximum drawdown under the stock purchase agreement with Justicia Holdings Limited will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. However, if the Company's stock price and trading volume stay at current levels, it will only be able to draw down the minimum amount of $100,000 during each of the draw down periods under the common stock purchase agreement. Should this occur, the Company's available cash resources will meet its requirements for only the next 6 months. In addition, business and economic conditions may not make it feasible to draw down under the common stock purchase agreement at every opportunity, and drawdowns are available every 29 trading days. The Company may need to raise additional capital to fund more rapid expansion, to develop and enhance new and existing services, to respond to competitive pressures, and to acquire complementary businesses or technologies.

       The common stock purchase agreement with Justicia Holdings Limited limits the Company's ability to sell its securities for cash at a discount to the market price pursuant to an equity line type financing for 24 months from the effective date of the registration statement filed on December 28, 2000 or 60 days after the entire 4,000,000 shares have been purchased. If the Company needs capital but is unable to drawdown under the common stock purchase agreement for any reason, the Company may need to separately negotiate with Justicia Holdings Limited to lift such restrictions.

       The Company may not be able to obtain additional financing with favorable terms, if at all. If adequate funds are not available or are not available on favorable terms, the Company may not be able to effectively execute its business plan.

The Company faces market risks associated with its business plan assumptions.

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

The Company faces intense competition.

       Competition in the health food industry is vigorous with a large number of businesses present. In addition, many companies are just beginning to determine how and if they will compete in the functional nutrition market presently developing. Candidate companies for mass-market retail competition include virtually all firms currently engaged in retail mass-market consumer marketing of food and OTC products. While these same companies are potential customer targets for Bionutrics, they also are potential competitors because of their own product development programs or programs they sponsor. Notably, these companies include American Home Products, Bayer, Warner-Lambert, Pharmaton Boehringer Ingleheim, Bristol-Myers&Squibb, Novartis, and Smith Kline Beecham with OTC and dietary supplements, and Kraft, Nabisco, Nestle, Danone, Kellogg, General Mills, Proctor&Gamble and Hunt-Wesson/ConAgra with food. Ingredient manufacturing companies such as BASF, ADM, Hoffmann LaRoche, Heckle, Cargill, and Eastman Chemical are all involved in both food and pharmaceutical/ pharmaceutical intermediate processing and sales, and have begun to promote products with functional food applications. These companies represent some of the largest companies in the world and most formidable competition for any firm considering entering the functional nutrition business. Other companies have recently announced tocotrienol supplement products, including Eastman Chemical Company, whose new product is also derived from rice bran oil and claims antioxidant properties. Many of the competitors have established reputations for successfully developing and marketing dietary supplement products. Many of such companies have greater financial, managerial and technical resources than the Company, which may put it at a competitive disadvantage. Even though the Company intends to license its dietary supplement to marketing partners and this would eliminate certain elements of risk, there is no assurance that the Company will be successful in its licensing efforts or that its potential marketing partners will be successful in marketing and selling the Company's products. If the Company is not successful in competing in the dietary supplement market, it may not be able to recognize its business objectives.

      Competition in the pharmaceutical area is intense and competitors have substantially greater resources than the Company. The Company will be required to obtain development and/or marketing partners to effectively enter the drug market.

      InCon Processing's current competition is primarily from specialized local and regional processing facilities. However, many of its toll processing customers have the capacity to perform toll processing and molecular separation in-house. No assurance can be given that its customers will continue to outsource toll processing to InCon Processing, or that they will continue to utilize InCon Processing's facility over that of a local processor.

The Company may fail to establish or cultivate strategic partnerships.

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

      The Company has formed an alliance with ABF to pursue the exploitation of certain food processing by-product streams. As part of this alliance ACH is considering the exploitation of rice bran derivative products. The rice bran, rice bran oil and other derivative products business is highly competitive and no assurance can be given that ACH will succeed or produce profits, of which the Company participates at 15% EBIT, or that ACH will determine to stay in the business even if profitable.

The Company may become subject to increased governmental regulation.

       The processing, formulation, packaging, labeling and advertising of the Company's products are primarily subject to regulation by FDA and FTC. In addition, individual state attorneys general have authority to enforce individual state consumer protection acts within their own states. Although Congress has recently recognized by enacting DSHEA the potential impact of dietary supplements in promoting the health of U.S. citizens, there are a number of new provisions not yet subject to judicial interpretation with respect to FDA's regulation of dietary supplements and the ultimate effect of DSHEA cannot be predicted. Further, because of the technical requirements imposed by DSHEA, it may be difficult for any company manufacturing or marketing dietary supplements to remain in strict compliance. FDA has recently promulgated regulations effective in March 1999 in part to implement DSHEA. Proposals have also been made to modify or change the provisions of DSHEA. It is impossible to predict whether those proposed changes will become law or the full effect that such regulations will have on the business and operations of the Company. Various aspects of the new regulations are still being reviewed by the Company. Material changes in the labeling of all dietary supplement products, including products sold by the Company, are and will be required. In addition, due to the finalization of the FDA's structure/function regulations on January 6, 2000, the Company is required to significantly modify cholesterol claims presently being made for the Company's evolvE(R) product.

The Company relies on a limited number of products and customers.

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

      Three customers accounted for approximately 63% of InCon Processing's revenues related to its core business of toll processing and molecular distillation for the 12 months ended October 31, 2000. The Company's participation in ACH's efforts to market derivative products is just beginning and no assurance can be given that ACH can capture a share of the market for such products. A limited number of customers could adversely affect the Company's operations.

The Company may become subject to product liability claims.

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

The Company depends on its marketing partners to market its products.

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

The Company's technology may be questioned or refuted.

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

The Company may receive unfavorable publicity.

       The Company believes the dietary supplement market is affected by national media attention regarding the consumption of dietary supplements. There can be no assurance that future scientific research or publicity will not be unfavorable to the dietary supplement market or any particular product, or inconsistent with earlier favorable research or publicity. Future reports of research that are perceived as less favorable or that question such earlier research could have a material adverse effect on the Company. Because of the Company's dependence upon consumer perceptions, adverse publicity associated with adverse effects resulting from the consumption of the Company's products or any similar products distributed by other companies could have a material adverse impact on the Company. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products as directed. In addition, the Company may not be able to counter the effects of negative publicity concerning the efficacy of its products. Further, because the Company's products are derived from natural sources, the Company must contend with variations in composition that may impact a product's functionality and which may require the Company to modify its processing methodology or the product formulations. These changes may impact consumer perceptions.

The Company depends on its key management personnel.

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

The Company depends on its suppliers and manufacturers for its ingredients.

       The Company has agreed to acquire the Clearesterol(TM) ingredient from ACH. If ACH encounters difficulties in obtaining on commercially reasonable terms quality rice bran for use in its manufacturing process, the Company could experience production delays or the inability to fulfill orders on a timely basis. Since the Company has agreed to purchase Clearesterol(TM) from ACH on a cost-plus basis, any material increase in projected costs of manufacture could materially affect the Company's or any strategic marketing partner's ability to compete with evolvE(R) or any other dietary supplement or functional food containing such ingredient. The Company also relies on outside sources for evolvE(R) encapsulation. In the event its contract manufacturers cannot meet the Company's manufacturing and delivery requirements, the Company may suffer interruptions of delivery while it arranges for alternative manufacturing sources. Access to replacement sources could be delayed if the Company must first complete a review of the manufacturer's quality control and capabilities.

The Company may experience difficulty entering into international markets.

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

The Company relies on patents, licenses and intellectual property rights to protect its proprietary interests.

       The Company's success depends in part on its ability to obtain patents, licenses and other intellectual property rights covering its products. The Company's patent rights are held by its subsidiary LipoGenics. There can be no assurance that the Company's patents and patent applications are sufficiently comprehensive to protect evolvE(R) or other Company products intended. The process of seeking further patent protection can be long and expensive, and there can be no assurance that all patents will issue from the 11 currently pending or future patent applications or that any of the patents when issued will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. While the Company believes the basis on which it has made further patent applications correspond to the patents that have been issued for composition and method of production and use and is reasonable given the issuance of the latter patents, there can be no assurance that the patents for which it has applied will be issued. The Company may be subject to or may be required to initiate interference proceedings in the U.S. Patent and Trademark Office. Such proceedings could demand significant financial and management resources. The Company may receive communications alleging possible infringement of patents or other intellectual property rights of others. The Company believes that in most cases it could obtain necessary licenses or other rights on commercially reasonable terms, but no assurance can be given on this point or that litigation would not ensue or that damages for any past infringements would not be assessed. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have a material adverse effect on the Company.

The Company's stock is thinly traded and may experience price volatility.

       There has been and may continue to be, at least for the immediate future, a limited public market for the Common Stock of the Company. Despite its listing on Nasdaq SmallCap in November 1997 there can be no assurance that an active public market will be developed or sustained for the Company's Common Stock. In addition, if the Company's stock price does not meet minimum requirements of Nasdaq SmallCap, the Company could be delisted. The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of the Common

Stock and the Company's ability to raise necessary capital and finance possible acquisitions including of technology.

Rights to acquire shares of the Company's common stock will result in dilution to other holders of its common stock.

       As of October 31, 2000, options to acquire a total of 2,301,667 shares were outstanding under the Company's 1996 Stock Option Plan. An additional 499,100 shares of Common Stock are reserved for issuance pursuant to the exercise of options that may be granted in the future under the Company's 1996 Stock Option Plan. The Company also has outstanding options and warrants not issued under the 1996 Plan to purchase up to 3,690,144 shares of Common Stock. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the Common Stock with resulting dilution in the interests of holders of Common Stock. The existence of such stock options and warrants could adversely affect the terms on which the Company can obtain additional financing, and the holders of such options and warrants can be expected to exercise such options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options and warrants. The Company also has the authority to issue additional shares of Common Stock and shares of one or more series of convertible preferred stock. The issuance of such shares could result in the dilution of the voting power of outstanding shares of Common Stock and could have a dilutive effect on earnings per share.

Sales of large numbers of shares could adversely affect the price of the Companys' common stock.

      Of the 21,471,252 shares outstanding as of October 31, 2000, 19,609,888 are eligible for resale in the public markets. Of these eligible shares, 8,818,054 shares are eligible for resale in the public markets subject to compliance with the volume and manner of sale rules of Rule 144 under the Securities Act of 1933, as amended, and 10,791,834 are eligible for resale in the public markets either as unrestricted shares or pursuant to Rule 144(k). In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from the Company, or from an affiliate of the Company, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of Common Stock of the Company and the average weekly trading volume in Common Stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about the Company. A person who is not an affiliate, who has not been an affiliate within three months prior to sale and who beneficially owns restricted securities with respect to which at least two years have elapsed since the later of the date the shares were acquired from the Company, or from an affiliate of the Company, is entitled to sell such shares under Rule 144(k) without regard to any of the volume limitations or other requirements described above. Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices.

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

      On March 22, 2000, the Company registered for the sale of up to 330,000 shares of Common Stock issuable upon the exercise of warrants and options held by certain selling stockholders.

      On September 7, 2000, the Company executed a Registration Rights Agreement under which the Company agreed that it would file an S-1 registration statement with the SEC for the resale of 4,000,000 shares of the Company's Common Stock issuable in connection with a Common Stock Purchase Agreement dated September 7, 2000. The Common Stock Purchase Agreement permits the Company, in its discretion and subject to certain restrictions, to sell up to an aggregate of 4,000,000 shares. The period during which the Company can make such sales is two years beginning upon the effective date of a registration statement for the resale of the shares.

      On December 28, 2000, the Company filed to register for resale up to 560,000 shares of Common Stock and Common Stock issuable upon the exercise of warrants held by certain selling stockholders.

      The sales of shares under these registration statements could depress the market price of the Company's common stock.

It may be difficult for a third party to acquire the Company, even if the acquisition would be in the best interests of its stockholders.

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

The Company's operating results could differ materially from the forward-looking statements contained in this 10-K.

      Certain statements and information contained in this 10-K regarding matters that are not historical facts are forward-looking statements, as that term is defined under applicable securities laws. These include statements concerning the Company's future, proposed, and anticipated activities; certain trends with respect to its revenue, operating results, capital resources, and liquidity, and certain trends with respect to the markets in which the Company competes or its industry in general. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed under "Special Considerations."

ITEM 2. PROPERTIES

FACILITIES AND EQUIPMENT

      The total rental expense for fiscal 2000 for the Company and its subsidiaries was $207,000.

      The Company currently leases its principal executive offices in Phoenix, Arizona. The office contains approximately 6,155 square feet. The term of the lease is for 60 months commencing January 27, 1998 and monthly lease payments are approximately $13,600.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not party to any legal proceedings that management believes would have a material adverse effect on the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company began trading on the Nasdaq SmallCap Market on November 19, 1997.

                                                                High    Low
Year Ended October 31, 1999
   First Quarter............................................    2.00    1.25
   Second Quarter...........................................    2.25    1.19
   Third Quarter............................................    4.13     .66
   Fourth Quarter...........................................    2.22    1.31

Year Ended October 31, 2000
   First Quarter............................................    3.125   1.50
   Second Quarter...........................................    9.50     .938
   Third Quarter............................................    2.188   1.125
   Fourth Quarter...........................................    1.625    .813

Year Ended October 31, 2001
   First Quarter (through January 11, 2001).................    1.188    .406

      Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

       On January 11, 2001, the closing price of the Common Stock on the Nasdaq SmallCap Market was $.69. As of January 11, 2001, there were 144 holders of record of the Company's Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

      On September 20, 2000, the Company issued 500,000 shares of common stock at a price of $1.00 per share, for a total of $500,000. In conjunction with this issuance, 50,000 warrants were issued with an exercise price of $1.10. These warrants expire on September 20, 2003. Additionally, in connection with this transaction the Company issued 10,000 shares of common stock to the investors as payment for their legal fees, expenses and related disbursements. The agreement allows for a two percent penalty to be charged to the Company if such shares are not registered for resale with the SEC on a timely basis.

      On October 25, 2000, the Company entered into an agreement to issue 500,000 shares of common stock at a price of $1.00 per share, for a total of $500,000. In conjunction with this issuance, 50,000 warrants were issued with an exercise price of $1.00. These warrants expire on October 24, 2002. These shares were issued on November 28, 2000.

      On October 27, 2000, the Company agreed to issue 591,850 shares of its Series A Convertible Preferred Stock as consideration for the cancellation of $798,998 of debt owed under certain promissory notes dated December 22, 1999 and June 19, 2000 to a director. The preferred shares have an annual cumulative dividend of $0.108 per share, a liquidation rate of $1.35 per share and each share is convertible to one share of Common Stock on or after October 27, 2001. The preferred shares are also redeemable by the Company at any time at $1.35 per share. These preferred shares were issued on December 6, 2000.

      On October 28, 2000, the Company agreed to issue 150,000 shares of its Common Stock as consideration for the release of its obligation to repay a $150,000 Bridge Loan the Company received on April 7, 2000. Under the agreement, the Company has the right to repurchase the shares at fair market value, between $1.00 and $3.00, for three years. These shares were issued on December 13, 2000.

      On October 30, 2000, the Company agreed to issue 300,000 shares of its Common Stock to ACH as consideration for the release of certain contingent obligations under the Master Formation Agreement and Members Agreement related to the formation of their 50/50 joint venture, InCon Processing. These shares where issued on December 14, 2000.

      On October 30, 2000, the Company issued 2,000,000, one year warrants with an exercise price of $2.00 to ACH. These warrants were issued to effectively extend the exercise period for the original warrants issued to ACH that expired August 14, 2000, as the Company wishes to extend the period during which ACH may obtain an additional equity interest in the Company.

      Effective December 20, 2000, the Company entered into a Common Stock Purchase Agreement (the "Agreement") for the future issuance and purchase of shares of the Company's Common Stock. This new Agreement is with Ropart Investments LLC, of which Robert B. Goergen, a director of Bionutrics, is also a managing member. The Agreement establishes what is sometimes termed as an equity line of credit or an equity draw down facility. The Agreement permits the Company to sell up to an aggregate of 500,000 shares at $1.00 per share, based on a minimum investment amount of $100,000 and a maximum investment amount of $500,000. The period during which the Company can make such sales begins December 20, 2000 and terminates December 31, 2001. In lieu of a minimum draw down commitment by the Company, the Company has issued a three-year warrant for the purchase of 70,000 shares of Common Stock at an exercise price of $1.00 per share. In addition, three-year warrants will be issued in connection with each draw down for the purchase of a number of shares equal to 10 percent of the shares purchased at such draw down. In the event the Company does not exercise its right to fully draw down under this Agreement, then on the Termination date, Investor shall have the right to purchase up to 100,000 shares of Common Stock at $1.00 per share, such number of shares together with shares purchased pursuant to draw downs not to exceed 500,000 shares of Common Stock. In connection with the Agreement, the Company amended the January 28, 1999 warrant agreement for the purchase of 250,000 shares of the Company's Common Stock at $2.00 per share. The original expiration date of December 31, 2000 was extended one year to December 31, 2001.

       The sales and issuances of the securities in the transactions above were deemed to be exempt from registration under the 1933 Act by virtue of Section 4(2). Appropriate legends have been placed on the documents evidencing the securities and investment representations were obtained from the purchasers. All purchasers of securities either received adequate information about the Company or had access, through employment or other relationships, to such information and were sophisticated investors. Except as noted, each of the offerings was made to institutional investors. All such securities issued pursuant to such exemption are restricted securities as defined in Rule 144(a)(3) promulgated under the 1933 Act.

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

                                                                      Year Ended
                                                                       October 31,
                                 ----------------------------------------------------------------------------------------
                                     2000               1999               1998               1997               1996
                                 ------------       ------------       ------------       ------------       ------------
STATEMENT OF EARNINGS DATA:
Gross Revenues ............      $    355,624       $  3,689,747       $  6,653,904       $  2,862,843       $     20,000
Operating Expenses ........         2,689,162          6,307,426         10,760,959         10,022,163          2,996,880
Other Income (Expense) ....           153,394           (112,364)         2,426,291            266,929            (30,667)
Net Loss ..................        (2,566,731)        (5,623,144)        (9,242,405)       (12,341,866)        (3,007,547)
Basic Loss Per Share(1) ...      $       (.12)      $       (.27)      $       (.49)      $       (.77)      $       (.26)

Weighted Average Shares
   Outstanding(1) .........        20,948,968         20,714,652         18,716,757         16,042,785         11,564,327
BALANCE SHEET DATA:
Working capital ...........      $   (366,240)      $    364,627       $  1,328,931       $  1,237,642       $  4,739,882
Total Assets ..............         4,106,368          5,186,031         10,894,259         14,155,335          6,217,348
Total Liabilities .........         1,257,432          2,042,095          3,318,530          5,119,016            936,478
Stockholders equity .......         2,848,936          3,143,936          7,575,729          9,036,319          5,280,870


------------------------------

(1) These shares do not include 5,991,811, 5,360,145, 4,957,978, 2,749,577 or
2,128,144 shares of Common Stock as of October 31, 2000, 1999, 1998, 1997 and 1996, respectively, that may be issued upon exercise of outstanding stock options and warrants as they are antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the Company's financial condition and results of operations as well as certain statements and information under Item 1 "Business" include certain forward looking statements. When used in this report, the words "expects," "intends," "plans" and "anticipates" and similar terms are intended to identify forward looking statements that relate to the Company's future performance. Such statements involve risks and uncertainties. The Company's actual results may differ materially from the results discussed here. Factors that might cause such a difference includes, but is not limited to, those discussed under "Business - Special Considerations."

INTRODUCTION

    Results of operations for fiscal 2000 reflect Bionutrics, Inc., continuing its efforts to reposition the Company as a product development company. Prior to 1997, management's efforts had been primarily directed toward conducting research and development, applying for patent approvals, developing manufacturing and distribution arrangements for its dietary supplement product and obtaining initial capital and financing to fund these activities.

    Bionutrics (formerly NutraGenics, Inc. until December 26, 1996) completed a merger with LipoGenics, Inc., a Delaware corporation ("LipoGenics") on October 31, 1996, and LipoGenics became a wholly owned subsidiary of the Company. The merger with LipoGenics was accounted for in a manner similar to a pooling-of-interest and as such Bionutrics's accounts reflect the historic operations of LipoGenics. Bionutrics issued 2,092,743 shares in connection with the merger. Pursuant to the merger, Bionutrics obtained ownership of certain proprietary rights related to dietary supplements previously licensed to it by LipoGenics and acquired ethical drug, functional food and other dietary supplement rights owned by LipoGenics.

    On October 31, 1997, Nutrition Technology Corporation ("Nutrition Technology"), a subsidiary of Bionutrics, completed a forward triangular merger of a subsidiary of Nutrition Technology with InCon Technologies Inc. ("InCon"), and InCon became a wholly owned subsidiary of Nutrition Technology. The merger with InCon was accounted for as a purchase and Bionutrics issued 1,400,000 shares in connection with the merger. In fiscal 2000, a receivable, acquired from InCon in connection with this merger, was reclassified. In connection with the merger, the edible oil plant sales and consulting business formerly conducted by an InCon affiliate was transferred to InCon International Ltd., a wholly-owned subsidiary of Bionutrics, and specialty vitamin E technology relating to soluble and powder vitamin E owned by another affiliate was transferred to InCon.

    In June 1999, the Company entered into a new 50/50 venture with ACH, wherein InCon transferred substantially all of its assets to a newly formed limited liability company, InCon Processing, LLC ("InCon Processing") for which it received a payment of $3,000,000 and a 50% interest in the venture. InCon Processing took over substantially all of the business previously engaged in by InCon related to toll processing, molecular separation, and the design and sale of molecular separation facilities. InCon Processing expects to utilize the InCon expertise to expand its existing business and to expand its business into processing micronutrients that would be available for food grade products. In connection with this transaction, the remaining amount of goodwill recorded at the date of acquisition of InCon was written off at the date of the transaction.

RESULTS OF OPERATIONS

YEAR ENDED OCTOBER 31, 2000, COMPARED TO YEAR ENDED OCTOBER 31, 1999

    Consolidated gross revenues for the 12 months ended October 31, 2000 were $356,000 versus $3,690,000 for the same 12 months in 1999, summarized by subsidiary as follows (intercompany sales excluded):

             Subsidiary                    2000             1999
         --------------------            --------        ----------
InCon Technologies .................     $      0        $2,729,000

Bionutrics Health Products .........      247,000           835,000

Nutrition Technology ...............            0           105,000

LipoGenics .........................      109,000            21,000
                                         --------        ----------

Total Consolidated Gross Revenues...     $356,000        $3,690,000
                                         ========        ==========

    In June 1999, InCon transferred substantially all of its assets to InCon Processing. Therefore, revenues for the 12 months ended October 31, 2000 are zero as compared to the same period in 1999. As a result of its investment in InCon Processing, the Company will be entitled to 50% of the future profits. It is anticipated that InCon Processing will retain the cash generated from operations for at least the next 12 months to expand and develop its business.

    Bionutrics Health Products revenues reflect the sales of its first product, evolvE(R), as well as revenues related to product development activities during fiscal year 2000. As of the 12 months ended October 31, 2000, evolvE(R) maintained distribution in over 10,000 stores including many leading drug and food chains throughout the United States. The Company also sells the product directly to the consumer via the Internet. Nonetheless, sales of evolvE(R) have been less than anticipated and declining because the Company was forced to cut back on budgeted advertising and promotions for the product due to delays in raising capital during this and prior periods. In addition, some accounts have returned the product due to low volume activity. The Company recognizes that a substantial advertising program is necessary to achieve growth in the evolvE(R) product line, and that failure to show positive sales results will have a negative impact on obtaining and maintaining distribution store accounts. The Company is seeking a marketing partner to provide the resources needed to properly market and promote the evolvE(R) brand and other anticipated dietary supplements and functional food products. The Company is engaged in discussions with several potential marketing partners involving the present and future brand products.

    Nutrition Technology is substantially inactive. Gross revenues reflected in fiscal 1999 represent remaining byproducts sold out of inventory. In August of 1998, the Company entered into a contract with ACH which provided: (i) for the sale of certain rice bran oil and processing assets to ACH; (ii) for the development of rice bran oil and other derivative products whereby Bionutrics will receive a perpetual profit sharing interest; and (iii) for a supply agreement where ACH will provide rice bran-derived Clearesterol(TM) ingredient used in evolveE(R). All elements of the alliance with ACH were executed on or before October 31, 1998.

    LipoGenics revenues are attributable to a Phase I Small Business Innovation Research (SBIR) grant from the National Heart, Blood and Lung Institute. This grant was received during the fourth quarter of fiscal 1999 and was concluded during fiscal 2000. Revenues shown for both periods relate to this grant.


      Cost of revenues for the 12 months ended October 31, 2000, was $165,000 versus $2,335,000 for the same 12 months in 1999. This reduction is primarily due to the new 50/50 joint venture entered into with ACH, which substantially took over all of the business engaged in by InCon. Due to this transaction which occurred during fiscal 1999, cost of revenues decreased $2,170,000 for fiscal 2000 as compared to fiscal 1999.

      Operating expenses for the 12 months ended October 31, 2000 of $2,689,000 were $3,618,000 lower than that recognized for the same 12 months in 1999 of $6,307,000. This reduction is primarily due to the 50/50 joint venture entered into during the third quarter of 1999 with ACH as well as significantly reduced advertising, salaries and cost containment programs.

      Other income for the 12 months ended October 31, 2000 was $153,000 compared to the prior years' expense of $112,000. The current year includes certain non-recurring income items. Both years reflect a write-down of the investment in InCon Processing.

      Net loss decreased to $2,567,000, or $.12 per share for the 12 months ended October 31, 2000 from $5,623,000, or $.27 per share for the 12 months ended October 31, 1999 due primarily to lower cost of revenues and operating expenses as outlined above.

YEAR ENDED OCTOBER 31, 1999, COMPARED TO YEAR ENDED OCTOBER 31, 1998

    Consolidated gross revenues for the 12 months ended October 31, 1999 were $3,690,000 versus $6,654,000 for the same 12 months in 1998, summarized by subsidiary as follows (intercompany sales excluded):

             Subsidiary                     1999          1998
         --------------------             ---------     ---------
InCon Technologies..................     $2,729,000    $4,104,000

Bionutrics Health Products..........        835,000     2,190,000

Nutrition Technology................        105,000       360,000

LipoGenics..........................         21,000             0
                                          ---------     ---------

Total Consolidated Gross Revenues...     $3,690,000    $6,654,000
                                          =========     =========

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

    Bionutrics Health Products revenues reflect the sales of its first product, evolvE(R). As of the 12 months ended October 31, 1999, evolvE(R), offered in three packages, was distributed by over 25,000 stores including many leading drug and food chains throughout the United States. Nonetheless, sales of evolvE(R) have been less than anticipated and declining because the Company was forced to cut back on budgeted advertising and promotions for the product due to delays in raising capital during this and prior periods. In addition, some accounts have returned the product due to low volume activity. The Company recognizes that a substantial advertising program is necessary to achieve growth in the evolvE(R) product line, and that failure to show positive sales results will have a negative impact on obtaining and maintaining distribution store accounts. The Company is seeking a marketing partner to provide the resources needed to properly market and promote the evolvE(R) brand and other anticipated dietary supplements and functional food products. The Company is engaged in discussions with several potential marketing partners involving the present and future brand products.

    Nutrition Technology is substantially inactive. Gross revenues reflected in both periods represent remaining byproducts sold out of inventory. In August of 1998, the Company entered into a contract with ACH which provided: (i) for the sale of certain rice bran oil and processing assets to ACH; (ii) for the development of rice bran oil and other derivative products whereby Bionutrics will receive a perpetual profit sharing interest; and (iii) for a supply agreement where ACH will provide rice bran-derived Clearesterol(TM) ingredient used in EvolvE(R). All elements of the alliance with ACH were executed on or before October 31, 1998.

    LipoGenics revenues are attributable to a Phase I Small Business Innovation Research (SBIR) grant from the National Heart, Blood and Lung Institute. As this is the first such grant received by LipoGenics, there are no revenues shown for the same 12 months of the prior years.

      Cost of revenues for the 12 months ended October 31, 1999, was $2,335,000 versus $7,259,000 for the same 12 months in 1998. This reduction is due to lower sales volume, reduced manufacturing costs from discontinuance of operations at the West Monroe, Louisiana production facility, as well as the new 50/50 joint venture entered into with ACH, which substantially took over all of the business engaged in by InCon. Due to the aforementioned events, the reduction in production costs resulted in the Company's first year of positive gross margin for the 12 months ended October 31, 1999.

      Operating expenses for the 12 months ended October 31, 1999 of $6,307,000 were $4,454,000 lower than that recognized for the same 12 months in 1998 of $10,761,000. This reduction is due to significantly reduced advertising and salaries, cost containment programs, as well as the 50/50 joint venture entered into during the third quarter of 1999 with ACH.

      Other expense for the 12 months ended October 31, 1999 was $112,000 compared to the prior years' income of $2,426,000. The prior years' income is essentially attributable to the gain recognized on the sale of processing assets to ACH from the West Monroe, Louisiana plant.

      Net loss decreased to $5,623,000, or $.27 per share for the 12 months ended October 31, 1999 from $9,242,000, or $.49 per share for the 12 months ended October 31, 1998 due primarily to lower cost of revenues and operating expenses as outlined above.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities during the 12 month period ended October 31, 2000, was $1,857,000 as compared to $3,325,000 during the same period in 1999. This decrease is due primarily to lower cost of revenues and operating expenses.

      Net cash used in investing activities during the 12 months ended October 31, 2000, was $3,000 as compared to net cash provided of $2,583,000 during the same period in 1999. Of the net $2,583,000 provided in 1999, $3,000,000 pertained to the new 50/50 joint venture with ACH wherein InCon transferred substantially all of its assets to InCon Processing. The balance represents the investment in the new joint venture as well as capital expenditures.

      Net cash provided by financing activities totaled $1,891,000 for the 12-month period ended October 31, 2000, versus net cash used of $282,000 for the same period in 1999. The cash provided was from the sale of common stock and short term loans for both years. The cash provided during 2000 reflects $1,000,000 from the sale of common stock, $750,000 from a short-term loan from a director and $150,000 from a bridge loan from an unrelated third party. In October 2000, both of these loans totaling $900,000 were converted to equity. The cash provided during 1999 reflects $500,000 from the sale of common stock and $200,000 from a short-term loan from a director. The net cash used during 1999 reflects the complete repayment of notes payable to directors of $982,000.

      The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative operating losses of $34,914,137 through October 31, 2000, which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate gross profits and positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information regarding our directors and executive officers:

  NAME                                  AGE    POSITION
  ----                                  ---    --------

  Ronald H. Lane, Ph.D.(2).........     56     Chairman of the Board,
                                               Chief Executive Officer,
                                               President, Secretary and
                                               Treasurer
  John Palmer......................     58     Chief Executive Officer,
                                               InCon Processing, LLC,
                                               Chairman and Chief
                                               Executive Officer, InCon
                                               Technologies Inc. and
                                               InCon International Ltd.
  Howard Schneider, Ph.D...........     62     President, LipoGenics, Inc.
  Richard M. Mott..................     68     VP and Director of Sales,
                                               Bionutrics Health Products, Inc.
  Daniel S. Antonelli(2)  .........     48     Director
  Richard M. Feldheim(2)(3) .......     60     Director
  Robert B. Goergen(1) ............     62     Director
  Y. Steve Henig, Ph.D.(1) ........     58     Director
  William M. McCormick(2) .........     60     Director
  Milton Okin......................     85     Director
  Frederick B. Rentschler(1) ......     61     Director
  Winston A. Salser, Ph.D..........     61     Director
  Donald Winkler(3) ...............     52     Director


----------------------
(1)   Member of the Compensation Committee
(2)   Member of the Executive Committee
(3)   Member of the Audit Committee

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

      RICHARD M. MOTT, has served as Vice President and Director of Sales at Bionutrics Health Products since November 1997. Mr. Mott is a graduate of Michigan State University. He served as Vice President of Sales for Morgan & Sampson, Inc. a consumer product broker headquartered in Southern California. Prior to joining Bionutrics he headed a sales and marketing firm from 1994 to 1997.

      DANIEL S. ANTONELLI has been a member of the Board of Directors since September 1998. He has served as President and Chief Executive Officer of ACH Food Companies, Inc. since August 1995. From 1974 to 1995 he held a number of senior positions in finance, operations and general management at Kraft, Inc. He received a Bachelor of Business at the University of Michigan, an MBA from DePaul University Graduate School of Business, and attended the PMD (General Management) program at Harvard.

      RICHARD M. FELDHEIM has been a director of the Company since October 1995. He served as a director, Secretary and Chief Financial Officer of LipoGenics from July 1992 until October 1996. Mr. Feldheim has served as Chairman and Co-Chief Executive Officer of Abby's, a restaurant chain in Oregon since 1991. He was in private practice as a lawyer prior thereto, has previously been employed with Goldman Sachs & Co.; Donaldson, Lufkin & Jenrette; J. Aron Company; and Price Waterhouse, and was President of Norcap Financial Corporation. Mr. Feldheim received a B.S., B.A., a Master's Degree in Accounting, and a J.D. from the University of Arizona, as well as an LL.M. in Taxation from New York University. He is a Certified Public Accountant.

      ROBERT B. GOERGEN has been a member of the Board of Directors since March 1999. Mr. Goergen has been the Chairman since 1977 and the Chief Executive Officer since 1978, of Blyth Industries, Inc., a public company that manufactures and imports candles, home decorating accessories and home fragrance products. Mr. Goergen has served as President of Blyth Industries, Inc. since 1994. From 1990 to the present, Mr. Goergen has served as Chairman of XTRA Corporation, a public company in the trailer leasing industry. From 1979 to the present, he has been Chairman of The Ropart Group, a private company, whose business is investing in securities for its own account. Mr. Goergen currently serves as the Chairman of Blyth Industries, Inc., and as a director of XTRA Corporation and serves on the compensation committee of XTRA Corporation. Mr. Goergen received a B.A. from the University of Rochester and an M.B.A. from the Wharton Graduate School at the University of Pennsylvania.

      Y. STEVE HENIG, PH.D. has been a member of the Board of Directors since October 1995 and served as a director of LipoGenics from August 1992 until October 1996. He has served as Senior Vice President of Technology and Innovation for Ocean Spray Cranberries, Inc. since January 1999. He served as Senior Vice President of Technology and Marketing Services for Hunt-Wesson, Inc. from 1992 until December 1998. He joined Hunt-Wesson in 1983 as Vice President of Research and Development. His previous position was Vice President of Corporate Research & Development and Corporate Engineering for Land O'Lakes, Inc. in Minneapolis, Minnesota. Prior to that he held positions with Pillsbury Company and General Foods Corporation. Dr. Henig received his Bachelor of Science Degree in Chemical Engineering and a Master of Science Degree in Food and Biotechnology from the Technion-Israel Institute of Technology. He earned his Ph.D. Degree in Food Science from Rutgers University, New Brunswick, New Jersey.

      WILLIAM M. MCCORMICK has been a member of the Board of Directors since May 1996, and he currently serves as Chairman of the Executive Advisory Board, Inverness Management, LLC. Mr. McCormick was President and Chief Executive Officer of PennCorp Financial Group, Inc., a NYSE company, from 1990 to

1995 and was a director from 1990 until 1997. Prior thereto, Mr. McCormick was employed by the American Express Company. His titles ranged from Senior Vice President Finance, Systems & Operations of the American Express International Banking Corporation to President of American Express' Travel Related Services Company. Mr. McCormick then spent five years as Chairman and CEO of Fireman's Fund Insurance. After graduating from Yale, Mr. McCormick spent his early years in investment banking and management consulting with Donaldson, Lufkin & Jenrette and McKinsey & Company, Inc., respectively.

      MILTON OKIN has been a member of the Board of Directors since October 1995. Mr. Okin has many years of diet and health food development experience, having created Weight Watchers low calorie foods that he subsequently sold to Weight Watchers International. Mr. Okin developed a unique all natural Vitamin C from acerola berry grown in plantations in Puerto Rico and Florida. The acerola operation was sold to Booker McConnell Ltd. of England in 1978. Mr. Okin has owned and operated a chain of health food related retail stores including outlets in Sears Roebuck and Company, and presently owns a mail order vitamin and health products business in Hastings, N.Y. Mr. Okin is a biochemist graduate of New York City College with graduate research at Mount Sinai Hospital in lipids, cholesterol and vitamins.

      FREDERICK B. RENTSCHLER has been a member of the Board of Directors since October 1995 and served as a director of LipoGenics from January 1993 until October 1996. He is Chairman of the Board of the Salk Institute in La Jolla, California. He serves on the board of directors and compensation committee of International Game Technology, a NYSE company. He served as President and Chief Executive Officer of Beatrice Companies from 1987 to 1990, having completed a leveraged buyout of Beatrice Companies in 1986 with the firm of Kohlberg, Kravis, Roberts & Company. Prior to Beatrice, Mr. Rentschler was employed as President/Chief Executive Officer of Armour-Dial and subsequently had the same responsibility at Hunt-Wesson. Following his retirement from Beatrice, he served as President/Chief Executive Officer of Northwest Airlines. Mr. Rentschler's current affiliations in addition to the Salk Institute include the Board of Directors of Scottsdale Healthcare and the Advisory Board of Grocery Outlet Inc. Mr. Rentschler received his B.A. in Economics and History from Vanderbilt University and MBA from Harvard Business School. He was awarded a Doctor of Laws degree from The University of Wyoming in 1999.

      WINSTON A. SALSER, PH.D. has served as a member of the Board of Directors since October 1995, served as a director of LipoGenics from August 1992 until October 1996 and is Chairman of Bionutrics' Scientific Advisory Board. Dr. Salser has been a Professor of Molecular Biology at the University of California, Los Angeles since 1968. Dr. Salser was the founding President of Amgen, Inc. and formed its Scientific Advisory Board. He received a B.S. from the University of Chicago in physics, a Ph.D. from the Massachusetts Institute of Technology in molecular biology, and was a Helen Hay Whitney Foundation Postdoctoral Fellow.

      DONALD A. WINKLER has served as a member of the Board of Directors since March 1999. Mr. Winkler has served as the Chairman and Chief Executive Officer of Ford Motor Credit Co. since November 1999. He served as Chairman and Chief Executive Officer of Finance One Corporation from 1993 to 1999. Finance One Corporation is a $41 billion non-bank finance subsidiary of Bank One Corporation with a national line of business encompassing consumer, indirect and commercial finance. Prior to this, Mr. Winkler spent 1976 through 1993 with Citibank in various positions which included managing consumer business in Southern Europe, the Middle East and Africa. Mr. Winkler is a graduate of Northrop University and attended the Wharton School, University of Pennsylvania, Executive MBA program.

SCIENTIFIC ADVISOR

      Dr. Winston A. Salser, a member of the Company's Board of Directors and a Professor of Molecular Biology at the University of California, serves as scientific advisor to the Company.

      The information required by this item relating to "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" is incorporated herein by reference to the information to be contained under such heading to be set forth in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

      The following table sets forth the total compensation received for services rendered in all capacities to the Company for the fiscal years ended October 31, 1998, 1999, and 2000 by the Company's Chief Executive Officer, and its three most highly compensated executive officers whose aggregate cash compensation exceeded $100,000, (together the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE



                                                                                          LONG-TERM COMPENSATION
                                                                                         ------------------------
                                              ANNUAL COMPENSATION                                AWARDS
                                ------------------------------------------------------   ------------------------
                                                                                         RESTRICTED
                                                                          OTHER ANNUAL     STOCK       SECURITIES       ALL OTHER
NAME AND                                                                  COMPENSATION    AWARD(S)     UNDERLYING      COMPENSATION
PRINCIPAL POSITION              YEAR       SALARY($)       BONUS($)          ($)(1)         ($)        OPTIONS(#)           ($)
------------------              ----       ---------       --------       -------------  ----------    ----------      ------------
Ronald H. Lane, Ph.D            2000        $202,947            --             --             --           4,000          $2,500(5)
Chief Executive Officer and     1999        $202,947       $100,000 (3)        --             --              --          $7,308(5)
President...................... 1999        $202,947            --             --             --              --          $6,942(2)

John R. Palmer                  2000        $200,000            --             --             --              --          $3,942(5)
Chief Executive Officer and     1999        $200,000(4)         --             --             --              --          $4,631(5)
President of InCon
Technologies Inc. ............. 1998        $196,924            --             --             --         100,000(6)       $4,984(5)

Howard Schneider                2000        $150,000            --             --             --         100,000          $4,500(5)
President, LipoGenics, Inc. ... 1999        $150,000            --             --             --              --          $4,500(5)
                                1998        $144,808            --             --             --         100,000(6)       $1,558(5)

Richard M. Mott(7)              2000        $104,000            --             --             --          75,000          $3,120(5)
VP and Director of Sales        1999        $104,000            --             --             --              --          $3,120(5)
Bionutrics Health Products..... 1998        $102,308       $12,830             --             --              --          $5,064(5)


-------------------
(1) Other annual compensation did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any of the Named Executive Officers except as noted.

(2)   Represents directors' fees and contributions to a 401K plan.

(3) Represents a bonus, which is payable one-half in cash in fiscal 2000 contingent upon receipt of $5,000,000 of new financing and the balance through the issuance of 28,571 shares of Common Stock, which was issued during fiscal 2000.

(4) Represents compensation paid by InCon Technologies, Inc. of $130,769, which represents payments through June 1999, after which Mr. Palmer's compensation was paid by InCon Processing, LLC.

(5)   Represents contributions to a 401K plan.

(6) Such options to acquire Common Stock were cancelled and reissued in September 1998.

(7)   Mr. Mott became an executive officer in January 2001.

OPTION GRANTS

      The following table represents the options granted to the Named Executive Officers in the last fiscal year and the value of such options.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                           INDIVIDUAL GRANTS
                        ---------------------------------------------------------
                                                                                          POTENTIAL REALIZABLE
                                        % OF TOTAL                                           VALUE AT ASSUMED
                        NUMBER OF         OPTIONS                                         ANNUAL RATES OF STOCK
                        SECURITIES      GRANTED TO                                       PRICE APPRECIATION FOR
                        UNDERLYING      EMPLOYEES      EXERCISE OR                           OPTION TERM(4)
                         OPTIONS        IN FISCAL      BASE PRICE      EXPIRATION       ------------------------
                        GRANTED(#)        YEAR           ($/SH)           DATE            5% ($)         10% ($)
                        ----------     -----------     -----------    -----------       --------        --------
Ronald H. Lane.........   4,000(1)         .004%         $  3.63        3/22/2005        $ 4,000        $  8,840
John R. Palmer......... 100,000(2)        10.93%         $  2.00       11/01/2002        $56,000        $122,000
Howard Schneider....... 100,000(3)        10.93%         $  1.75       12/01/2004        $49,000        $107,000
Richard M. Mott........  75,000(3)         8.20%         $  1.75       12/01/2004        $36,750        $ 80,250

-------------------
(1)   The options were fully vested upon grant.

(2) The options granted represent regrants of options previously granted that were cancelled.

(3) Options vest one-third after the first year, one-third after the second year, and one-third after the third year.

(4) Calculated from a base price equal to the exercise price of each option, which was the fair market value of the Common Stock on the date of grant. Potential gains are net of the exercise price. The amounts represent only certain assumed rates of appreciation. Actual gains, if any, on stock option exercises and Common Stock holdings cannot be predicted, and there can be no assurance that the gains set forth on the table will be achieved.

OPTION HOLDINGS

      The following table represents certain information respecting the options held by the Named Executive Officers.

                          FISCAL YEAR-END OPTION VALUES

                                                         NUMBER OF SECURITIES
                                                        UNDERLYING UNEXERCISED
                                                       OPTIONS AT FISCAL YEAR-END                       VALUE OF UNEXERCISED
                                                       --------------------------                      IN-THE-MONEY OPTIONS
                                                                (#)                                   AT FISCAL YEAR-END ($)(1)
                                                                ---                                   -------------------------
NAME                                             EXERCISABLE           UNEXERCISABLE            EXERCISABLE            UNEXERCISABLE
----                                             -----------           -------------            -----------            -------------
Ronald H. Lane, Ph.D.........                      764,000                     0                   $0                      $0
John R. Palmer...............                      100,000                     0                    0                       0
Howard Schneider.............                      133,334                66,666                    0                       0
Richard M. Mott..............                       50,000                50,000                    0                       0


-----------------

(1) There are no in-the-money options calculated based on $1.00, which was the closing sales price of the Common Stock as quoted on the Nasdaq SmallCap Market on October 31, 2000.

      Additional information required by Item 11 is incorporated by reference to the information to be contained under the headings "EXECUTIVE COMPENSATION," "REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS," and "COMPANY PERFORMANCE GRAPH" to be set forth in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

DIRECTOR COMPENSATION AND OTHER INFORMATION

      The Company pays all of its Board members reimbursement for expenses for each Board meeting attended. Options for 4,000 shares of Common Stock exercisable at $3.63 were granted to each existing member of the Board of Directors during the fiscal year ended October 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information with respect to beneficial ownership of the Common Stock on January 11, 2001 by: (i) each director and each nominee for director; (ii) the Named Executive Officers (as defined herein) set forth in the Summary Compensation Table under Item 11 "EXECUTIVE COMPENSATION;" (iii) all directors, nominees and executive officers of the Company as a group; and (iv) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock.

                                                       AMOUNT
                                                     BENEFICIALLY
NAME OF BENEFICIAL OWNER                              OWNED(1)(2)          PERCENT
---------------------------------------------------------------------------------------
DIRECTORS AND NAMED EXECUTIVE OFFICERS:

Ronald H. Lane, Ph.D.(3) ..................             4,068,163            17.6%
John R. Palmer (4) ........................               310,375             1.4
Howard Schneider (5) ......................               133,334               *
Richard Mott (6) ..........................                50,000               *
Richard M. Feldheim (7) ...................               793,636             3.5
Daniel S. Antonelli (8) ...................             4,312,667            17.6
Y. Steve Henig, Ph.D.(9) ..................                16,000               *
William M. McCormick (10) .................             1,190,167             5.1
Milton Okin (11) ..........................               560,250             2.5
Frederick B. Rentschler (12) ..............               202,092               *
Winston A. Salser, Ph.D.(13) ..............               913,027             4.1
Donald A. Winkler (14) ....................                24,333               *
Robert B. Goergen (15) ....................               624,333             2.7

Executive officers and directors as a group
     (13 persons) .........................            13,198,377            49.4%

OTHER 5% STOCKHOLDERS:

Lipogenics, Inc.(16) ......................             1,202,886             5.4%
Bali Holdings LLC(17) .....................             1,400,000             6.2
ACH Food Companies, Inc.(18) ..............             4,300,000            17.6

----------------------

*Denotes less than a 1% interest in the Company

(1) Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power and with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes shares of Common Stock issuable to the identified person pursuant to stock options or warrants that may be exercised within 60 days after January 10, 2000. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by any other stockholders.

(3) Represents shares held of record by R.H. Lane Limited Partnership of which Dr. Lane is a general partner. He shares voting power over these shares with Richard M. Feldheim, a general partner. Dr. Lane disclaims beneficial ownership of 300,000 shares held by such partnership for the benefit of other partners and 900,000 shares held by the partnership for the benefit of his wife. Includes 764,000 shares of Common Stock issuable upon exercise of stock options.

(4) Includes 180,000 shares held of record by Bali Holdings LLC, a company of which Mr. Palmer is one of three members. Also includes 100,000 shares of Common Stock issuable upon exercise of stock options.

(5) Represents 133,334 shares of Common Stock issuable upon exercise of stock options.

(6) Represents 50,000 shares of Common Stock issuable upon exercise of stock options.

(7) Includes 19,826 shares held of record by Abby's, Inc., a corporation controlled by Mr. Feldheim, 757,810 shares held of record by the R. M. Feldheim Limited Partnership of which Mr. Feldheim is the general partner. Does not include 3,268,185 shares held by R.H. Lane Limited Partnership for the benefit of other partners. He shares voting power over the shares held by Abby's, Inc. and R.H. Lane Limited Partnership. Includes 16,000 shares of Common Stock issuable upon exercise of stock options.

(8) Represents 2,300,000 shares of Common Stock and warrants for the purchase of 2,000,000 shares held by ACH Food Companies, Inc. of which Mr. Antonelli disclaims beneficial ownership. Mr. Antonelli is the President and CEO of ACH Food Companies, Inc. Includes 12,667 shares of Common Stock issuable upon exercise of stock options.

(9) Represents 16,000 shares of Common Stock issuable upon exercise of stock options.

(10) Includes 700,000 shares issuable upon exercise of warrants. Also includes 50,000 shares held by Mr. McCormick's wife and 25,000 shares held by Mr. McCormick's minor children, of which shares he disclaims beneficial ownership. Also includes 116,000 shares of Common Stock issuable upon exercise of stock options.

(11) Includes 16,000 shares of Common Stock issuable upon exercise of stock options.

(12) The shares are held of record by the Frederick B. Rentschler Trust. Includes 16,000 shares of Common Stock issuable upon exercise of stock options.

(13) Includes 114,300 shares held by the Salser Partnerships Nos. 1, 2, and 3. Mr. Salser shares voting power with respect to these shares with other family members. Also includes 16,000 shares of Common Stock issuable upon exercise of stock options.

(14) Includes 9,333 shares of Common Stock issuable upon exercise of stock options.

(15) Includes 5,000 shares held by The Goergen Foundation, of which Mr. Goergen is President, and 40,000 shares held by the Robert B. Goergen Living Trust, Robert B. Goergen, Trustee. Also includes 250,000 shares held by Ropart Investments, LLC, of which Mr. Goergen is managing member, and as to which he disclaims beneficial ownership except to the extent that his individual interest in such shares arises from his interest in such entity. Includes 320,000 shares issuable upon exercise of warrants held by Ropart Investments, LLC. Also includes 9,333 shares of Common Stock issuable upon exercise of stock options .

(16) The address of Lipogenics is 2425 E. Camelback Road, Suite 650, Phoenix, Arizona 85016. Lipogenics is a wholly owned subsidiary of the Company, and as such for consolidation purposes these shares are classified as treasury shares.

(17) The address of Bali Holdings LLC is 970 Douglas Road, Batavia, Illinois 60510. The members of the management committee are three U.S. citizens residing in Illinois and Connecticut. A member of the limited liability company includes John R. Palmer, an executive officer of the Company.

(18) Includes 2,300,000 shares of common stock and warrants for the purchase of 2,000,000 shares of common stock. The address of ACH Food Companies, Inc. is 7171 Goodlett Farms Parkway, Memphis, Tennessee 38018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In connection with the merger of a subsidiary of Nutrition Technology with InCon, the Company acquired certain business opportunities and by license agreement certain technology of entities related to InCon. Under such license agreement, an affiliate of Mr. Palmer is entitled to royalties for the greater of five years or four years after the start of commercial production of the initial product. Pursuant to his employment agreement, he is entitled to incentive compensation keyed to excess profits of InCon Processing. Mr. Palmer has a controlling interest in a partnership from which the Company leased its Batavia, Illinois facility until June 25, 1999, which was subsequently assigned to InCon Processing. InCon Processings' payments under the lease were $151,496 for fiscal 2000.

      On December 1, 1999 the Company issued 100,000 options to purchase Common Stock at an exercise price of $1.75 to William McCormick, a director, as consideration for services rendered and to be rendered to the Company. These five-year options became fully vested on December 1, 2000.

      On December 29, 1999 the Company issued 7,407 shares of common stock to Ronald H. Lane which represented the balance due of the accrued bonus for fiscal 1997.

      On March 10, 2000, the Company issued 28,571 shares of common stock valued at $1.75 per share to Ronald H. Lane which represented one-half of the bonus payable to him for fiscal 1999.

      On December 29, 1999, and June 19, 2000, Mr. Milt Okin extended unsecured loans to the Company in the amounts of $500,000, and $250,000, respectively, with interest at 9.5% per annum. On October 27, 2000, the Company agreed to issue 591,850 shares of its Series A Convertible Preferred Stock as consideration for the cancellation of the loans, including $48,998 of accrued interest. The preferred shares have an annual cumulative dividend of $0.108 per share, a liquidation rate of $1.35 per share and each share is convertible to one share of Common Stock on or after October 27, 2001. The preferred shares are also redeemable by the Company at any time at $1.35 per share. These preferred shares were issued on December 6, 2000.

      On October 30, 2000, the Company agreed to issue 300,000 shares of its Common Stock to ACH as consideration for the release of certain contingent obligations under the Master Formation Agreement and Members Agreement related to the formation of their 50/50 joint venture, InCon Processing.

      On October 30, 2000, the Company issued 2,000,000, one year warrants with an exercise price of $2.00 to ACH. These warrants were issued to effectively extend the exercise period for the original warrants issued to ACH that expired August 14, 2000, as the Company wishes to extend the period during which ACH may obtain an additional equity interest in the Company.

      Effective December 20, 2000, the Company entered into a Common Stock Purchase Agreement (the "Agreement") for the future issuance and purchase of shares of the Company's Common Stock. This new Agreement is with Ropart Investments LLC, of which Robert B. Goergen, a director of Bionutrics, is also a managing member. The Agreement establishes what is sometimes termed as an equity line of credit or an equity draw down facility. The Agreement permits the Company to sell up to an aggregate of 500,000 shares at $1.00 per share, based on a minimum investment amount of $100,000 and a maximum investment amount of $500,000. The period during which the Company can make such sales begins December 20, 2000 and terminates December 31, 2001. In lieu of a minimum draw down commitment by the Company, the Company has issued a three-year warrant for the purchase of 70,000 shares of Common Stock at an exercise price of $1.00 per share. In addition, three-year warrants will be issued in connection with each draw down for the purchase of a number of shares equal to 10 percent of the shares purchased at such draw down. In the event the Company does not exercise its right to fully draw down under this Agreement, then on the Termination date, Investor shall have the right to purchase up to 100,000 shares of Common Stock at $1.00 per share, such number of shares together with shares purchased pursuant to draw downs not to exceed 500,000 shares of Common Stock. In connection with the Agreement, the Company amended the January 28, 1999 warrant agreement for the purchase of 250,000 shares of the Company's Common Stock at $2.00 per share. The original expiration date of December 31, 2000 was extended one year to December 31, 2001.

      All future transactions, including any loans from the Company to its officers or directors, will be approved by a majority of the Board of Directors, including a majority of the disinterested members of the Board of Directors, and will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)     Exhibits:

          3.1      Restated Articles of Incorporation (1)

          3.2      Articles of Amendment to the Articles of Incorporation (1)

          3.3      Bylaws (1)

          4.1      Form of Certificate evidencing shares of Common Stock (1)

          10.1     Option granted to Hunt-Wesson, Inc. by LipoGenics, Inc., dated
                   July 1992 (1)

          10.2     Agreement dated October 1995 between the Company and Milton Okin,
                   Kenneth Okin, Robert Okin and Nicki Closset and Amendment to
                   Agreement dated October 1995 (1)

          10.3     Agreement between the Company and C. Everett Koop for the purchase of 20,000 shares of Common Stock and the issuance of 180,000 options dated October 1995 (1)

          10.4     Additional Secured Loan Agreement dated March 1996 between the
                   Company and Milton Okin (1)

          10.6     Stock Purchase Agreements dated September 16, 1996 and October
                   31, 1996 between the Company and Spanswick Limited(1)

          10.7     1996 Stock Option Plan, as amended through March 26, 1998 (7)

          10.8 Form of Stock Purchase Agreement and Subscription Application entered into between the Company and certain European investors in January and March 1997 pursuant to Regulation S (3)

          10.9     Form of Stock Purchase Agreement entered into between the Company and an institutional investor in September 1997 (3)

          10.10    Form of Stock Purchase Agreement and Note between the Company and two overseas investors in October 1997 (3)

          10.11    Employment Agreement between the Registrant and John R. Palmer (3)

          10.13    Agreement and Plan of Merger by and among InCon Technologies,
                   Inc., InCon Holdings, LLC, Bionutrics, Inc. and BNRX, Inc.(2)

          10.14    Stock Purchase Agreement dated as of August 14, 1998, between the
                   Registrant and AC HUMKO CORP.(4)

          10.15    Warrant Agreement dated as of August 14, 1998, between the
                   Registrant and AC HUMKO CORP.(4)

          10.16    Technology Agreement dated as of August 14, 1998, between AC HUMKO
                   CORP. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request) (5)

          10.17    Exclusive Supply Agreement dated as of August 14, 1998, between AC
                   HUMKO CORP. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request) (5)

          10.19    Form of Asset Purchase Agreement dated as of October 1998 between
                   AC HUMKO CORP. and Bionutrics Entities (6)

          10.20    Warrant Agreement for the purchase of 100,000 shares of Common
                   Stock between the Company and William M. McCormick dated August 7,
                   1998 (7)

          10.21    Warrant Agreement for the purchase of 600,000 shares of Common
                   Stock between the Company and William M. McCormick dated August 7,
                   1998 (7)

          10.22    Stock Purchase Agreement and Common Stock Purchase Warrants dated January
                   28, 1999 between Ropart Investments, LLC and the Company (8)

          10.23    Warrant Certificates dated April 27, 1999 issued to Gary J.
                   Shemano, Mart Bailey and Michael Jacks for an aggregate of 100,000 shares of Common Stock and Warrant Agreement effective
                   April 9, 1998 between The Shemano Group and the Company (8)

          10.24    Master Formation Agreement for InCon Processing, LLC among AC HUMKO CORP.,
                   InCon Technologies, Inc., InCon International, Inc., Nutrition
                   Technology Corp., and


                   Bionutrics, Inc., dated June 25, 1999 (filed in redacted format pursuant to a confidential treatment request) (9)

          10.25    Members Agreement for InCon Processing, LLC, between AC HUMKO CORP. and
                   InCon Technologies, Inc., dated June 5, 1999 (filed in redacted format pursuant to a confidential treatment request) (9)

          10.26    First Amendment to Agreement for Purchase and Sale of Assets (9)

          10.27    Warrant Agreement for the purchase of 30,000 shares of Common Stock between the Company and IK Biotech, Inc. dated as of March 19, 1998.

          10.28    Warrant Agreement for the purchase of 100,000 shares of Common Stock between the Company and Cameron Associates Inc. dated as of
                   November 23, 1998.

          10.29    Promissory note for $500,000 dated December 22, 1999 between Milton Okin and the Company (10)

          10.30    Common Stock Purchase Agreement dated September 7, 2000 between the Company and Justicia Holdings Limited (11)

          10.31 Registration Rights Agreement dated September 7, 2000 between the Company and Justicia Holdings Limited (11)

          10.32    Escrow Agreement dated September 7, 2000 among the Company, Justicia
                   Holdings Limited and Epstein, Becker & Green P.C. (11)

          10.33    Form of Stock Purchase Warrant pursuant to Common Stock Purchase Agreement dated September 7, 2000 (11)

          10.34    Promissory note for $250,000 dated June 19, 2000 between Milton Okin and the Company

          10.35    Common Stock Purchase Agreement dated September 20, 2000 between the Company and AMRO International, S.A.

          10.36 Registration Rights Agreement dated September 20, 2000 between the Company and AMRO International, S.A.

          10.37    Escrow Agreement dated September 20, 2000 among the Company, AMRO
                   International, S.A. and Epstein, Becker & Green P.C.

          10.38    Warrant Agreement for the purchase of 50,000 shares of Common
                   Stock dated September 20, 2000 between the Company and AMRO
                   International, S.A.

          10.39    Common Stock Purchase Agreement dated October 25, 2000 between the Company and Tamarack International Limited

          10.40    Warrant Agreement for the purchase of 50,000 shares of Common
                   Stock dated October 25, 2000 between the Company and Tamarack
                   International Limited

          10.41    Series A Convertible Preferred Stock Acquisition Agreement dated October
                   27, 2000 between the Company and Milton Okin

          10.42    Common Stock Acquisition Agreement dated October 28, 2000 between the
                   Company and Macropower Development Limited

          10.43    First Modification to the Master Formation Agreement for InCon Processing,
                   LLC, entered into October 30, 2000 among ACH Food Companies, Inc.
                   (formerly AC HUMKO CORP.), InCon Technologies, Inc., InCon
                   International, Inc., Nutrition Technology Corp. and Bionutrics,
                   Inc.

          10.44    First Modification to the Members Agreement for InCon Processing, LLC,
                   entered into October 30, 2000 among ACH Food Companies, Inc.
                   (formerly AC HUMKO CORP.), InCon Technologies, Inc. and
                   Bionutrics, Inc.

          10.45    Common Stock Acquisition Agreement dated October 30, 2000 between the
                   Company and ACH Food Companies, Inc. (formerly AC HUMKO CORP.)

          10.46    Warrant Agreement for the purchase of 2,000,000 shares of Common Stock dated October 30, 2000 between the Company and ACH Food Companies,
                   Inc. (formerly AC HUMKO CORP.)

          10.47 Common Stock Purchase Agreement dated December 20, 2000 by and between the Company and Ropart Investments, LLC

          10.48    Warrant Agreement for the purchase of 70,000 shares of Common
                   Stock dated December 20, 2000 between the Company and Ropart
                   Investments, LLC

          21       Subsidiaries of the Company

          23.1     Consent of Deloitte & Touche


            --------------------------

      (1) Incorporated by reference to Registrant's Form 10 filed with the Commission on or about January 21, 1997.

      (2) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about November 7, 1997, as amended by Registrant's Form 8-K/A filed with the Commission on or about January 30, 1998.

      (3) Incorporated by reference to Registrant's Form 10-K filed with the Commission on or about January 15, 1998, as amended by Registrant's Form 10-K/A filed with the Commission on or about January 30, 1998.

      (4) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about August 31, 1998.

      (5) Incorporated by reference to Registrant's Form 8-K/A filed with the Commission on or about October 13, 1998.

      (6) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about October 21, 1998.

      (7) Incorporated by reference to Registrant's Form 10-K filed with the Commission on or about January 29, 1999.

      (8) Incorporated by reference to Registrant's Second Quarter Form 10-Q filed with the Commission on or about June 10, 1999

      (9) Incorporated by reference to Registrant's form 8-K filed with the Commission on or about July 12, 1999.

      (10) Incorporated by reference to Registrant's First Quarter Form 10-Q filed with the Commission on or about March 15, 2000

      (11) Incorporated by reference to Registrant's Third Quarter Form 10-Q filed with the Commission on or about September 13, 2000

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

                                          BIONUTRICS, INC.

Date:  January 16, 2001                   By: /s/ Ronald H. Lane
                                              -------------------
                                              Ronald H. Lane
                                              President and Chief Executive
                                              Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


            SIGNATURE                      TITLE                   DATE
            ---------                      -----                   ----
  By /s/ Ronald H. Lane           Chairman of the           January 16, 2001
     -----------------------      Board, Chief
      Ronald H. Lane              Executive Officer and
                                  President (Principal
                                  Executive Officer)


  By /s/ Karen J. Harwell         Controller                January 16, 2001
     -----------------------      (Principal Financial
      Karen J. Harwell            and Accounting
                                  Officer)


  By                              Director                  January __, 2001
     -----------------------
      Daniel Antonelli

  By /s/ Richard M. Feldheim      Director                  January 16, 2001
     -----------------------
      Richard M. Feldheim

  By /s/ Robert B. Goergen        Director                  January 17, 2001
    -----------------------
      Robert B. Goergen

  By /s/ Steve Henig              Director                  January 16, 2001
     -----------------------
      Steve Henig

  By /s/ William M. McCormick
     -----------------------
      William M. McCormick        Director                  January 16, 2001

            SIGNATURE                      TITLE                   DATE
            ---------                      -----                   ----
  By /s/ Milton Okin              Director                  January 16, 2001
     -----------------------
      Milton Okin


  By /s/ Frederick Rentschler     Director                  January 16, 2001
     -----------------------
      Frederick Rentschler


  By /s/ Winston A. Salser        Director                  January 16, 2001
     -----------------------
      Winston A. Salser

  By /s/ Donald A. Winkler        Director                  January 16, 2001
     -----------------------
      Donald A. Winkler

BIONUTRICS, INC. AND SUBSIDIARIES
INDEPENDENT AUDITORS' REPORT


Board of Directors
Bionutrics, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Bionutrics, Inc. and subsidiaries (the "Company") as of October 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's operating losses since inception, the uncertainty regarding the Company's ability to raise additional capital and the Company's inability to generate income and positive cash flow from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
PHOENIX, ARIZONA

December 8, 2000, except for Note 14, as to which the date is December 30, 2000



CONSOLIDATED FINANCIAL STATEMENTS
As of October 31, 2000 and 1999,
and for Each of the Three Years in the
Period Ended October 31, 2000

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2000 AND 1999

ASSETS                                                                                    2000                   1999
CURRENT ASSETS:
  Cash and cash equivalents                                                            $    711,563         $    680,190
  Trade receivables - net of allowance for bad debts of $48,239
    and $48,925, respectively                                                                16,845            1,364,823
  Inventory (Note 3)                                                                        100,401              259,489
  Prepaids and other current assets                                                          62,383               99,942
                                                                                       ------------         ------------
          Total current assets                                                              891,192            2,404,444
                                                                                       ------------         ------------
PROPERTY - Net of accumulated depreciation of $342,573
  and $264,354, respectively (Notes 4 and 9)                                                 15,474               90,659
                                                                                       ------------         ------------
LONG-TERM RECEIVABLE (Note 5)                                                               263,071
                                                                                       ------------         ------------
OTHER ASSETS:
  Patents - net of accumulated amortization of $177,328
    and $149,664, respectively                                                              392,137              419,801
  Investment in InCon Processing, L.L.C. (Note 11)                                        2,544,494            2,271,127
                                                                                       ------------         ------------
          Total other assets                                                              2,936,631            2,690,928
                                                                                       ------------         ------------
TOTAL                                                                                  $  4,106,368         $  5,186,031
                                                                                       ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                     $    664,375         $    533,013
  Accrued liabilities                                                                       590,779            1,175,275
  Current portion of notes payable and capital leases (Notes 6 and 9)                         2,278              331,529
                                                                                       ------------         ------------
          Total current liabilities                                                       1,257,432            2,039,817
NOTES PAYABLE AND CAPITAL LEASES - Net of
  current portion (Notes 6 and 9)                                                                                  2,278
                                                                                       ------------         ------------
          Total liabilities                                                               1,257,432            2,042,095
                                                                                       ------------         ------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 6 and 9)
STOCKHOLDERS' EQUITY (Note 7):
  Common stock, $.001 par value - authorized, 45,000,000 shares;
    21,471,252 and 20,812,774 issued and outstanding, respectively                           21,468               20,809
  Preferred stock, $.001 par value - authorized, 5,000,000 shares;
    no issued and outstanding shares
  Additional paid-in capital                                                             37,545,322           32,166,750
  Receivable collectible in cash or common stock                                           (677,117)
  Warrants                                                                                  874,603            3,304,986
  Accumulated deficit                                                                   (34,914,137)         (32,347,406)
  Common stock in treasury, at cost                                                          (1,203)              (1,203)
                                                                                       ------------         ------------
          Total stockholders' equity                                                      2,848,936            3,143,936
                                                                                       ------------         ------------
TOTAL                                                                                  $  4,106,368         $  5,186,031
                                                                                       ============         ============

See notes to consolidated financial statements.

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998


                                                                2000                1999                 1998
REVENUES (Note 1):
  Revenue from services                                    $    209,098         $  2,516,554         $  3,999,408
  Revenue from product sales                                    146,526            1,173,193            2,654,496
                                                           ------------         ------------         ------------
          Total gross revenues                                  355,624            3,689,747            6,653,904
DISCOUNTS AND ALLOWANCES                                        221,545              558,262              302,626
                                                           ------------         ------------         ------------
          Net revenues                                          134,079            3,131,485            6,351,278
COST OF REVENUES                                                165,042            2,334,839            7,259,015
                                                           ------------         ------------         ------------
          Gross (loss) profit                                   (30,963)             796,646             (907,737)
                                                           ------------         ------------         ------------
OPERATING EXPENSES:
  Selling, general and administrative (Note 10)               2,573,762            5,939,356           10,328,653
  Research and development                                      115,400              368,070              432,306
                                                           ------------         ------------         ------------
          Total operating expenses                            2,689,162            6,307,426           10,760,959
                                                           ------------         ------------         ------------
OPERATING LOSS                                               (2,720,125)          (5,510,780)         (11,668,696)
                                                           ------------         ------------         ------------
OTHER (EXPENSE) INCOME:
  Net interest expense (Notes 6, 9 and 10)                      (31,657)             (25,313)            (127,225)
  Other income (expense)                                        211,685              (30,237)
  Net loss on investment in joint venture (Note 11)             (26,634)             (56,814)
  Net gain on disposal of assets (Note 7)                                                               2,553,516
                                                           ------------         ------------         ------------
           Net other income (expense)                           153,394             (112,364)           2,426,291
                                                           ------------         ------------         ------------
NET LOSS                                                   $ (2,566,731)        $ (5,623,144)        $ (9,242,405)
                                                           ============         ============         ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                  20,948,968           20,714,652           18,716,757
                                                           ============         ============         ============
BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                                             $      (0.12)        $      (0.27)        $      (0.49)
                                                           ============         ============         ============


See notes to consolidated financial statements.

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                                                                                                ADDITIONAL
                                                                                          COMMON STOCK           PAID-IN
                                                                                       SHARES      AMOUNT        CAPITAL

BALANCE, NOVEMBER 1, 1997                                                            17,814,205    $17,812     $26,501,567
  Issuance of common shares for cash at $5 per share (converted rate) under
    option agreement, December 1997                                                       8,333          8          41,647
  Issuance of common  shares for cash at $8 per share, December 1997                     83,050         82         664,318
  Issuance of common shares for cash at $7.25 per share, February 1998                  413,793        414       2,999,586
  Cash paid for stock related expenses                                                                           (284,135)
  Issuance of common shares for services at $6.375 per share, April 1998                 10,000         10          63,740
  Issuance of common shares for incentive compensation at $6.75 per share, June
    1998                                                                                  4,922          5          33,218
  Issuance of common stock warrants for cash
  Issuance of common shares and warrants for cash at $2 per share, August 1998        2,000,000      2,000       1,200,864
  Issuance of common shares for incentive compensation at $1.75 per share,
    October 1998                                                                         21,429         21          37,479
  Amortization of non-employee stock-based compensation, November 1997 -
    October 1998 (Note 7)                                                                                          175,422
  Net loss - year ended October 31, 1998
                                                                                     ----------     ------      ----------
BALANCE, OCTOBER 31, 1998                                                            20,355,732     20,352      31,433,706
  Issuance of common shares and warrants for cash at $2 per share, January 1999         250,000        250         215,404
  Issuance of common shares for services at $1.25 per share, February 1999              100,000        100         124,900
  Issuance of common shares for services at $1.375 per share, February 1999             100,000        100         137,400
  Issuance of common stock warrants for services at $4 per share, April 1999
  Issuance of common stock warrants for services at $2 per share, August 1999
  Issuance of common stock warrants for services at $7 per share, August 1999
  Issuance of common shares as consideration for rights granted under an Option
    agreement at $1.42 per share, October 1999                                            7,042          7           9,993
  Issuance of common stock options as partial consideration for rights granted
    under a license and sublicense agreement at $2 per share, October 1999                                          51,574
  Amortization of non-employee stock-based compensation, November 1998 -
    October 1999 (Note 7)                                                                                          193,773
  Net loss - year ended October 31, 1999
                                                                                     ----------     ------      ----------
BALANCE, OCTOBER 31, 1999                                                            20,812,774     20,809      32,166,750

                                                                     (Continued)


                                                                                       RECEIVABLE
                                                                                     COLLECTIBLE IN           WARRANTS
                                                                                        CASH OR          SHARES      AMOUNT
                                                                                      COMMON STOCK
BALANCE, NOVEMBER 1, 1997
  Issuance of common shares for cash at $5 per share (converted rate) under option agreement, December 1997
  Issuance of common  shares for cash at $8 per share, December 1997
  Issuance of common shares for cash at $7.25 per share, February 1998
  Cash paid for stock related expenses
  Issuance of common shares for services at $6.375 per share, April 1998
  Issuance of common shares for incentive compensation at $6.75 per share, June
    1998
  Issuance of common stock warrants for cash                                                             700,000      $50,000
  Issuance of common shares and warrants for cash at $2 per share, August 1998                         2,000,000    2,797,136
  Issuance of common shares for incentive compensation at $1.75 per share,
    October 1998
  Amortization of non-employee stock-based compensation, November 1997 -
    October 1998 (Note 7)
  Net loss - year ended October 31, 1998
                                                                                                       ---------    ---------
BALANCE, OCTOBER 31, 1998                                                                              2,700,000    2,847,136
  Issuance of common shares and warrants for cash at $2 per share, January 1999                          500,000      284,346
  Issuance of common shares for services at $1.25 per share, February 1999
  Issuance of common shares for services at $1.375 per share, February 1999
  Issuance of common stock warrants for services at $4 per share, April 1999                             100,000       11,603
  Issuance of common stock warrants for services at $2 per share, August 1999                            100,000       86,907
  Issuance of common stock warrants for services at $7 per share, August 1999                             30,000       74,994
  Issuance of common shares as consideration for rights granted under an Option agreement at $1.42 per share, October 1999
  Issuance of common stock options as partial consideration for rights granted under a license and sublicense agreement at $2 per share, October 1999
  Amortization of non-employee stock-based compensation, November 1998 -
    October 1999 (Note 7)
  Net loss - year ended October 31, 1999
                                                                                                       ---------    ---------
BALANCE, OCTOBER 31, 1999                                                                              3,430,000    3,304,986

                                                                     (Continued)




                                                                                                            COMMON STOCK
                                                                                       ACCUMULATED          IN TREASURY
                                                                                         DEFICIT        SHARES       AMOUNT

BALANCE, NOVEMBER 1, 1997                                                            $(17,481,857)   (1,202,886)   $(1,203)
  Issuance of common shares for cash at $5 per share (converted rate) under option agreement, December 1997
  Issuance of common  shares for cash at $8 per share, December 1997
  Issuance of common shares for cash at $7.25 per share, February 1998
  Cash paid for stock related expenses
  Issuance of common shares for services at $6.375 per share, April 1998
  Issuance of common shares for incentive compensation at $6.75 per share, June
    1998
  Issuance of common stock warrants for cash
  Issuance of common shares and warrants for cash at $2 per share, August 1998
  Issuance of common shares for incentive compensation at $1.75 per share,
    October 1998
  Amortization of non-employee stock-based compensation, November 1997 -
    October 1998 (Note 7)
  Net loss - year ended October 31, 1998                                               (9,242,405)
                                                                                      -----------    ----------     ------
BALANCE, OCTOBER 31, 1998                                                             (26,724,262)   (1,202,886)    (1,203)
  Issuance of common shares and warrants for cash at $2 per share, January 1999
  Issuance of common shares for services at $1.25 per share, February 1999
  Issuance of common shares for services at $1.375 per share, February 1999
  Issuance of common stock warrants for services at $4 per share, April 1999
  Issuance of common stock warrants for services at $2 per share, August 1999
  Issuance of common stock warrants for services at $7 per share, August 1999
  Issuance of common shares as consideration for rights granted under an Option agreement at $1.42 per share, October 1999
  Issuance of common stock options as partial consideration for rights granted under a license and sublicense agreement at $2 per share, October 1999
  Amortization of non-employee stock-based compensation, November 1998 -
    October 1999 (Note 7)
  Net loss - year ended October 31, 1999                                               (5,623,144)
                                                                                      -----------    ----------     ------
BALANCE, OCTOBER 31, 1999                                                             (32,347,406)   (1,202,886)    (1,203)

                                                                     (Continued)


                                                                                       TOTAL
                                                                                    STOCKHOLDERS'
                                                                                       EQUITY

BALANCE, NOVEMBER 1, 1997                                                           $9,036,319
  Issuance of common shares for cash at $5 per share (converted rate) under
    option agreement, December 1997                                                     41,655
  Issuance of common  shares for cash at $8 per share, December 1997                   664,400
  Issuance of common shares for cash at $7.25 per share, February 1998               3,000,000
  Cash paid for stock related expenses                                               (284,135)
  Issuance of common shares for services at $6.375 per share, April 1998                63,750
  Issuance of common shares for incentive compensation at $6.75 per share, June
    1998                                                                                33,223
  Issuance of common stock warrants for cash                                            50,000
  Issuance of common shares and warrants for cash at $2 per share, August 1998       4,000,000
  Issuance of common shares for incentive compensation at $1.75 per share,
    October 1998                                                                        37,500
  Amortization of non-employee stock-based compensation, November 1997 -
    October 1998 (Note 7)                                                              175,422
  Net loss - year ended October 31, 1998                                            (9,242,405)
                                                                                     ---------
BALANCE, OCTOBER 31, 1998                                                            7,575,729
  Issuance of common shares and warrants for cash at $2 per share, January 1999        500,000
  Issuance of common shares for services at $1.25 per share, February 1999             125,000
  Issuance of common shares for services at $1.375 per share, February 1999            137,500
  Issuance of common stock warrants for services at $4 per share, April 1999            11,603
  Issuance of common stock warrants for services at $2 per share, August 1999           86,907
  Issuance of common stock warrants for services at $7 per share, August 1999           74,994
  Issuance of common shares as consideration for rights granted under an Option
    agreement at $1.42 per share, October 1999                                          10,000
  Issuance of common stock options as partial consideration for rights granted
    under a license and sublicense agreement at $2 per share, October 1999              51,574
  Amortization of non-employee stock-based compensation, November 1998 -
    October 1999 (Note 7)                                                              193,773
  Net loss - year ended October 31, 1999                                            (5,623,144)
                                                                                     ---------
BALANCE, OCTOBER 31, 1999                                                            3,143,936

                                                                     (Continued)

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                                                                                                ADDITIONAL
                                                                                          COMMON STOCK           PAID-IN
                                                                                       SHARES      AMOUNT        CAPITAL

BALANCE, OCTOBER 31, 1999                                                            20,812,774    20,809      32,166,750
  Issuance of common shares for incentive compensation at $2 per share,
    December 1999                                                                         7,407         7          14,807
  Expiration of warrants to purchase common shares, January 2000                                                  111,800
  Issuance of common shares for incentive compensation at $1.75 per share,
    March 2000                                                                           28,571        29          49,971
  Issuance of common shares for services at $4 per share, April 2000                     87,500        88         349,912
  Expiration of warrants to purchase common shares, August 2000                                                 2,797,136
  Receivable collateralized by common stock, reclassified as contra-equity,
    August 2000 (Note 7)
  Issuance of common shares for fees and expenses of investor at $1 per share,
    September 2000 (Note 1)                                                              25,000        25          24,975
  Issuance of common stock warrants in connection with equity line,
    September 2000 (Note 1)                                                                                      (95,037)
  Issuance of common shares and warrants for cash at $1 per share,
    September 2000                                                                      500,000       500         475,497
  Issuance of common shares for stock-related expenses, September 2000                   10,000        10             (10)
  Payment for 500,000 shares at $1 per share and stock warrants, October 2000
    (Note 1)                                                                                                      471,926
  Issuance of common stock warrants to replace expired warrants at $2
    per share, October 2000                                                                                      (278,602)
  Amended warrant exercise price for the purchase of 100,000 shares of common stock from $2 to $1 per share as consideration for a liability,
      October 2000
  Agreement to issue 300,000 shares to ACH for release of certain contingent obligations under the Master Formation Agreement relating to InCon
    Processing LLC, October 2000 (Note 1)                                                                         300,000
  Agreement to issue 591,850 shares of Preferred Stock to a director in exchange for extinguishment of notes payable, including accrued interest,
    of $798,998, October 2000 (Note 1)                                                                            798,998
  Agreement to issue 150,000 shares in satisfaction of a $150,000 debt,
    October 2000 (Note 1)                                                                                         150,000
  Amortization of non-employee stock-based compensation, November 1999 to
    October 2000 (Note 7)                                                                                         207,199
  Net loss - year ended October 31, 2000
                                                                                     ----------   -------     -----------
BALANCE, OCTOBER 31, 2000                                                            21,471,252   $21,468     $37,545,322
                                                                                     ==========   =======     ===========

                 See notes to consolidated financial statements.     (Concluded)




                                                                                      RECEIVABLE
                                                                                    COLLECTIBLE IN           WARRANTS
                                                                                       CASH OR          SHARES      AMOUNT
                                                                                     COMMON STOCK
BALANCE, OCTOBER 31, 1999                                                                              3,430,000     3,304,986
  Issuance of common shares for incentive compensation at $2 per share,
    December 1999
  Expiration of warrants to purchase common shares, January 2000                                       (250,000)     (111,800)
  Issuance of common shares for incentive compensation at $1.75 per share,
    March 2000
  Issuance of common shares for services at $4 per share, April 2000
  Expiration of warrants to purchase common shares, August 2000                                      (2,000,000)   (2,797,136)
  Receivable collateralized by common stock, reclassified as contra-equity,
    August 2000 (Note 7)                                                            $(677,117)
  Issuance of common shares for fees and expenses of investor at $1 per share,
    September 2000 (Note 1)
  Issuance of common stock warrants in connection with equity line,
    September 2000 (Note 1)                                                                              200,000        95,037
  Issuance of common shares and warrants for cash at $1 per share,
    September 2000                                                                                        50,000        24,003
  Issuance of common shares for stock-related expenses, September 2000
  Payment for 500,000 shares at $1 per share and stock warrants, October 2000
    (Note 1)                                                                                              50,000        28,074
  Issuance of common stock warrants to replace expired warrants at $2
    per share, October 2000                                                                            2,000,000       278,602
  Amended warrant exercise price for the purchase of 100,000 shares of common stock from $2 to $1 per share as consideration for a liability,
      October 2000                                                                                                      52,837
  Agreement to issue 300,000 shares to ACH for release of certain contingent obligations under the Master Formation Agreement relating to InCon
    Processing LLC, October 2000 (Note 1)
  Agreement to issue 591,850 shares of Preferred Stock to a director in exchange for extinguishment of notes payable, including accrued interest, of $798,998, October 2000 (Note 1)
  Agreement to issue 150,000 shares in satisfaction of a $150,000 debt,
    October 2000 (Note 1)
  Amortization of non-employee stock-based compensation, November 1999 to
    October 2000 (Note 7)
  Net loss - year ended October 31, 2000
                                                                                    ---------           ---------     --------
BALANCE, OCTOBER 31, 2000                                                           $(677,117)          3,480,000     $874,603
                                                                                    ==========          =========     ========

                 See notes to consolidated financial statements.     (Concluded)




                                                                                                           COMMON STOCK
                                                                                      ACCUMULATED          IN TREASURY
                                                                                        DEFICIT        SHARES       AMOUNT

BALANCE, OCTOBER 31, 1999                                                             (32,347,406)    (1,202,886)   (1,203)
  Issuance of common shares for incentive compensation at $2 per share,
    December 1999
  Expiration of warrants to purchase common shares, January 2000
  Issuance of common shares for incentive compensation at $1.75 per share,
    March 2000
  Issuance of common shares for services at $4 per share, April 2000
  Expiration of warrants to purchase common shares, August 2000
  Receivable collateralized by common stock, reclassified as contra-equity,
    August 2000 (Note 7)
  Issuance of common shares for fees and expenses of investor at $1 per share,
    September 2000 (Note 1)
  Issuance of common stock warrants in connection with equity line,
    September 2000 (Note 1)
  Issuance of common shares and warrants for cash at $1 per share,
    September 2000
  Issuance of common shares for stock-related expenses, September 2000
  Payment for 500,000 shares at $1 per share and stock warrants, October 2000
    (Note 1)
  Issuance of common stock warrants to replace expired warrants at $2 per share, October 2000
  Amended warrant exercise price for the purchase of 100,000 shares of common stock from $2 to $1 per share as consideration for a liability,
      October 2000
  Agreement to issue 300,000 shares to ACH for release of certain contingent obligations under the Master Formation Agreement relating to InCon
    Processing LLC, October 2000 (Note 1)
  Agreement to issue 591,850 shares of Preferred Stock to a director in exchange for extinguishment of notes payable, including accrued interest, of $798,998, October 2000 (Note 1)
  Agreement to issue 150,000 shares in satisfaction of a $150,000 debt,
    October 2000 (Note 1)
  Amortization of non-employee stock-based compensation, November 1999 to
    October 2000 (Note 7)
  Net loss - year ended October 31, 2000                                               (2,566,731)
                                                                                     ------------     ----------   -------
BALANCE, OCTOBER 31, 2000                                                            $(34,914,137)    (1,202,886)  $(1,203)
                                                                                     =============    ===========  ========

                 See notes to consolidated financial statements.     (Concluded)




                                                                                        TOTAL
                                                                                     STOCKHOLDERS'
                                                                                        EQUITY

BALANCE, OCTOBER 31, 1999                                                              3,143,936
  Issuance of common shares for incentive compensation at $2 per share,
    December 1999                                                                         14,814
  Expiration of warrants to purchase common shares, January 2000
  Issuance of common shares for incentive compensation at $1.75 per share,
    March 2000                                                                            50,000
  Issuance of common shares for services at $4 per share, April 2000                     350,000
  Expiration of warrants to purchase common shares, August 2000
  Receivable collateralized by common stock, reclassified as contra-equity,
    August 2000 (Note 7)                                                                (677,117)
  Issuance of common shares for fees and expenses of investor at $1 per share,
    September 2000 (Note 1)                                                               25,000
  Issuance of common stock warrants in connection with equity line,
    September 2000 (Note 1)
  Issuance of common shares and warrants for cash at $1 per share,
    September 2000                                                                       500,000
  Issuance of common shares for stock-related expenses, September 2000
  Payment for 500,000 shares at $1 per share and stock warrants, October 2000
    (Note 1)                                                                             500,000
  Issuance of common stock warrants to replace expired warrants at $2 per share, October 2000
  Amended warrant exercise price for the purchase of 100,000 shares of common stock from $2 to $1 per share as consideration for a liability,
      October 2000                                                                        52,837
  Agreement to issue 300,000 shares to ACH for release of certain contingent obligations under the Master Formation Agreement relating to InCon
    Processing LLC, October 2000 (Note 1)                                                300,000
  Agreement to issue 591,850 shares of Preferred Stock to a director in exchange for extinguishment of notes payable, including accrued interest,
    of $798,998, October 2000 (Note 1)                                                   798,998
  Agreement to issue 150,000 shares in satisfaction of a $150,000 debt,
    October 2000 (Note 1)                                                                150,000
  Amortization of non-employee stock-based compensation, November 1999 to
    October 2000 (Note 7)                                                                207,199
  Net loss - year ended October 31, 2000                                              (2,566,731)
                                                                                      ----------
BALANCE, OCTOBER 31, 2000                                                             $2,848,936
                                                                                      ==========

                 See notes to consolidated financial statements.     (Concluded)

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                                                          2000                 1999                 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (2,566,731)        $ (5,623,144)        $ (9,242,405)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                       105,883            1,120,358            1,318,360
      (Gain) on disposal of assets                                                                               (2,553,516)
      Loss on investment in joint venture                                  26,633               56,814
      Amortization of non-employee stock-based compensation               207,199              193,773              175,422
      Expenses satisfied with issuance of common stock
        and warrants                                                      541,649              436,004              134,473
      Changes in operating assets and liabilities:
        Trade receivables                                                  84,907               33,086              315,960
        Inventory                                                         159,088              504,165              536,404
        Prepaids and other current assets                                  37,559               47,380              384,230
        Accounts payable                                                  131,362             (166,437)          (1,678,595)
        Accrued liabilities                                              (584,496)              73,205             (904,798)
                                                                     ------------         ------------         ------------
          Net cash used in operating activities                        (1,856,947)          (3,324,796)         (11,514,465)
                                                                     ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                     (3,034)            (133,950)          (1,462,129)
  Patents and rights to technology acquired                                                    (15,000)            (125,000)
  Proceeds from disposal of fixed assets and patents                                         3,004,000            4,543,855
  Investment in joint venture                                                                 (272,244)
                                                                     ------------         ------------         ------------
          Net cash (used in) provided by investing activities              (3,034)           2,582,806            2,956,726
                                                                     ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                      900,000              200,000            3,225,000
  Proceeds from issuance of stock and warrants                          1,000,000              500,000            7,756,055
  Expenses for capital raising                                                                                     (284,135)
  Repayments of debt and capital leases                                    (8,646)            (982,220)          (2,615,902)
                                                                     ------------         ------------         ------------
          Net cash provided (used in) by financing activities           1,891,354             (282,220)           8,081,018
                                                                     ------------         ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       31,373           (1,024,210)            (476,721)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              680,190            1,704,400            2,181,121
                                                                     ------------         ------------         ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $    711,563         $    680,190         $  1,704,400
                                                                     ============         ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION - Cash paid during the period for interest             $        614         $     65,344         $    149,253
                                                                     ============         ============         ============
SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Conversion of debt to equity                                     $    900,000
                                                                     ============
    Conversion of a contingent liability to equity                   $    300,000
                                                                     ============
    Net receivable reclassified to equity                            $    677,117
                                                                     ============
    Contribution of assets to L.L.C                                                       $    399,815
                                                                                          ============
    Acquisition of equipment under capital leases                                                              $    173,808
                                                                                                               ============

See notes to consolidated financial statements.

BIONUTRICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998


1.     ORGANIZATION AND BASIS OF PRESENTATION

       BIONUTRICS, INC. - Bionutrics, Inc. ("Bionutrics) consists of Bionutrics and its wholly-owned subsidiaries, LipoGenics, Inc. ("LipoGenics"), Bionutrics Health Products, Inc. ("BHP"), Nutrition Technologies Corporation ("Nutrition Technologies"), InCon International Ltd. ("IIN") and InCon Technologies, Inc. ("InCon") (collectively referred to as the "Company").

       Bionutrics' operating strategy has changed from prior years where it manufactured and marketed its products to its current strategy, which is to leverage its core competency of new product development by partnering the manufacturing and marketing of such new products. The Company's goal is to discover, define and protect its products and technology and to partner manufacturing and marketing. Revenues for the years ended October 31, 2000, 1999 and 1998 are derived primarily from two sources: services and product sales. For the year ended October 31, 2000, revenues from services were primarily attributed to product development and grant research activities. For the years ended October 31, 1999 and 1998, revenues from services were primarily attributed to molecular distillation toll processing of materials for a variety of customers. Revenues from product sales during the year ended October 31, 2000 were entirely from the sales of evolvE(R), the Company's dietary supplement product. Revenues from product sales during the years ended October 31, 1999 and 1998 were primarily attributed to equipment sales as well as the sale of evolvE(R).

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative operating losses of $34,914,137 through October 31, 2000, which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the Company's ability to raise additional capital and the Company's inability to generate income and positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

       In June 1999, the Company entered into a 50/50 joint venture with ACH Food Companies, Inc. ("ACH", formerly known as AC HUMKO CORP.), wherein InCon transferred substantially all of its assets to a newly-formed limited liability company, InCon Processing, L.L.C. ("InCon Processing"), for which it received a payment of $3,000,000 and a 50 percent interest in the joint venture. InCon Processing took over substantially all of the business previously engaged in by InCon relating to toll processing, molecular separation, and the design and sale of molecular separation facilities. InCon Processing expects to utilize the InCon expertise to expand its existing business and to expand its business into processing micronutrients that would be available for food grade products. In connection with this transaction, the remaining amount of goodwill recorded at the date of acquisition of InCon was written off (Note 11). See related issuance of shares later in this footnote.

       On September 7, 2000, the Company and a private investor entered into a Common Stock Purchase Agreement (the "Agreement") for the future issuance and purchase of shares of the Company's common stock. The Agreement establishes what is sometimes termed as an equity line of credit or an equity draw down facility. The Agreement permits the Company, in its discretion, and subject to certain restrictions, to sell up to an aggregate of 4,000,000 shares, with the maximum amount for each sale not to exceed $1,000,000 each month, based on a formula of weighted average price and total trading volume for a given period. The period during which the Company can make such sales is two years beginning upon the effective date of a registration statement for the resale of the shares. The price is based on the volume weighted average daily price of the Company's common stock for the 22 trading days following a draw down notice. The Company can establish a threshold price below which it will not sell shares. The price is discounted by 10 percent, decreasing by .25 percent to 7 percent for each $12,500,000 that the Company's market capitalization exceeds $60,000,000. In lieu of a minimum draw down commitment, the Company has issued a three-year warrant for the purchase of 200,000 shares of common stock at an exercise price of $1.535 per share, equal to 120 percent of the average volume weighted average daily price for the 15 trading days before the date of issuance of the warrant. In addition, 35 day warrants will be issued in connection with each draw down for the purchase of a number of shares equal to 17.5 percent of the draw down amount divided by the weighted average of the purchase prices during the applicable period. In payment of fees and expenses of the investor, the Company has issued 25,000 shares of its common stock to the investor.

       The Company is not permitted to draw down funds if the issuance of shares to the investor pursuant to the draw down facility would result in the investor owning more than 9.9 percent of the Company's common stock or would require stockholder approval under applicable Nasdaq rules. The agreement contains various termination rights for the investor, including, among others, due to materially adverse changes to the Company.

       The Company intends to use the proceeds of the offering for general corporate and working capital purposes.

       On September 20, 2000, the Company raised $500,000 in capital through issuance of common stock. This capital stock was issued at $1.00 per share. In conjunction with this issuance, 50,000 warrants were issued with an exercise price of $1.10. These warrants expire on September 20, 2003. Additionally, in connection with this transaction the Company issued 10,000 shares of common stock to the investors as payment for their legal fees, expenses and related disbursements. The agreement allows for a 2 percent penalty to be charged to the Company if such shares are not registered with the SEC on a timely basis.

       On October 25, 2000, the Company raised $500,000 in capital through the sale of common stock. This capital stock was subscribed to at $1.00 per share. In conjunction with this issuance, 50,000 warrants were issued with an exercise price of $1.00. These warrants expire on October 24, 2002. These shares were issued on November 28, 2000.

       On October 27, 2000, the Company agreed to issue 591,850 shares of its Series A Convertible Preferred Stock as consideration for the cancellation of $798,998 of debt owed under certain promissory notes dated December 22, 1999 and June 19, 2000 to a director. The shares have an annual cumulative dividend of $0.108 per share, a liquidation rate of $1.35 per share and each share is convertible to one share of Common Stock on or after October 27, 2001. The shares are also redeemable by the Company at any time at $1.35 per share. These shares were issued on December 6, 2000.

       On October 28, 2000, the Company agreed to issue 150,000 shares of its Common Stock as consideration for the release of its obligation to repay a $150,000 Bridge Loan the Company received on April 7, 2000. Under the agreement, the Company has the right to repurchase the shares at fair market value, between $1.00 and $3.00, for three years.

       On October 30, 2000, the Company agreed to issue 300,000 shares of its Common Stock to ACH as consideration for the release of certain contingent obligations under the Master Formation Agreement and Members Agreement related to the formation of their 50/50 joint venture, InCon Processing.

       On October 30, 2000, the Company issued 2,000,000, 1 year warrants with an exercise price of $2.00 to ACH. These warrants were issued to effectively extend the exercise period for the original warrants issued to ACH that expired August 14, 2000, as the Company wishes to extend the period during which ACH may obtain an additional equity interest in the Company.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.

       PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Bionutrics and its wholly-owned subsidiaries, LipoGenics, Inc., Bionutrics Health Products, Inc., InCon Technologies, Inc. and Nutrition Technology Corp. All significant intercompany balances and transactions have been eliminated.

       USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents.

       INVENTORY is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

       PROPERTY AND DEPRECIATION - Property is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. The estimated useful lives of depreciable assets are:

                        ASSET TYPE                             ESTIMATED USEFUL LIFE
                Equipment, furniture and fixtures                   3 - 10 years
                Leasehold improvements                                  10 years
                Capitalized software                                     3 years
                Leased equipment                                         3 years

       Leasehold improvements and leased equipment are amortized over the lessor of the lease life or the useful life of the asset. Expenditures of a repair and maintenance nature are expensed when incurred.

       REVENUE - The Company generally recognizes product revenue at the time of shipment to the customer. Revenues from the sale of consignment inventory is recognized upon notification from third parties. Revenues from services are recorded at the time service is rendered and/or reimbursable expenses are incurred. Provisions for returns and other adjustments are provided for in the same period the related sales are recorded.

       The Company had one customer that accounted for approximately 28 percent of total revenues for the year ended October 31, 2000 and two customers that accounted for approximately 67 percent and 52 percent of total revenues for the years ended October 31, 1999 and 1998, respectively.

       PATENTS - Legal and other costs related to patent applications are expensed as incurred. Patents which are acquired are amortized using a straight-line basis over 17 years commencing at the date patent approval is obtained or the remaining life at the time of acquisition. Patents currently capitalized relate to both the processes and products associated with the Company's business.

       INCOME TAXES are accounted for under the asset and liability approach, which can result in recording tax provisions or benefits in periods different from the periods in which such taxes are paid or benefits realized. Deferred federal income taxes result principally from certain tax carryforwards that are recognized for financial reporting purposes in different years than for income tax reporting purposes. Deferred tax assets were fully offset by a valuation allowance in 2000, 1999, and 1998.

       RESEARCH AND DEVELOPMENT - The cost of research and development is charged to expense as incurred.

       FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of cash, trade and notes receivable (except for the receivable which is classified as contra-equity for which a fair market value is indeterminable), accounts payable, accrued liabilities and notes payable approximate the carrying value due to the short-term nature of these instruments.

       STOCK OPTIONS AND WARRANTS granted to consultants or independent contractors have been accounted for in accordance with the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. In accordance with Accounting Principles Board Opinion ("APB") No. 25, options granted to employees of the Company are recorded as expense, based on the difference, if any, between the fair market value of the stock, on the date of grant and the option's exercise price. No compensation cost was recognized in the Company's consolidated statements of operations for employee-based options and warrants for 2000, 1999 or 1998.

       LOSS PER SHARE - Basic earnings per share ("EPS") excludes potential dilution from stock options, warrants and other securities or contracts to issue common stock. Diluted EPS takes into account the potential issuance of these shares in the calculation of EPS. Due to losses from continuing operations for years ended October 31, 2000, 1999, and 1998, the Company has concluded that issuance of any additional shares would be antidilutive and, therefore, a dual presentation is not required. There were 5,991,811, 5,360,145 and 4,957,978 shares considered antidilutive for the years ended October 31, 2000, 1999 and 1998, respectively.

       NEW ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an enterprise recognize certain derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for the Company's fiscal year beginning November 1, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

       RECLASSIFICATIONS - Certain reclassifications have been made to the prior years financial statements to conform to the current year presentation.

3.     INVENTORY

       As of October 31, inventory consists of the following:

                                   2000              1999
Work in process                                    $107,733
Finished goods                   $100,401           151,756
                                 --------           -------
Total                            $100,401          $259,489
                                 ========          ========

4.     PROPERTY AND EQUIPMENT

       As of October 31, the components of property and equipment consist of the following:

                                                            2000               1999
Equipment, furniture and fixtures                         $262,068           $259,034
Leasehold improvements                                      41,444             41,444
Capitalized software                                        30,181             30,181
Leased equipment under capital lease (Note 8)               24,354             24,354
                                                            ------             ------
Property and equipment - gross                             358,047            355,013
Less accumulated depreciation and amortization           (342,573)          (264,354)
                                                         ---------          ---------
Property and equipment - net                               $15,474            $90,659
                                                           =======            =======

5.     LONG-TERM RECEIVABLE

       The long-term receivable represents a trade receivable acquired from InCon in connection with the purchase of InCon by the Company. As $263,071 of this receivable remains uncollected as of October 31, 2000, the Company has reclassified this receivable to long-term but still considers the amount to be fully collectible.

6.     NOTES PAYABLE

       At October 31, 1999, the Company had $322,883 outstanding as note payable. Payment of this note, which is due to Rye, a party related through stock ownership, is contingent upon collection of a certain receivable. The Company has reclassified such receivable, net of this note, to stockholders' equity for the year ended October 31, 2000 (Note
       7).

7.     STOCKHOLDERS' EQUITY

       At October 31, 2000, the Company had four agreements for stock to be issued. These future stock issuances are composed of the following:

       - 150,000 shares to an unrelated third party as repayment for a $150,000 bridge loan received during April 2000.

       - 300,000 shares to ACH as consideration for the release of certain contingent obligations under the Master Agreement and Members Agreement related to the formation of their 50/50 joint venture, InCon Processing.

       - 591,850 shares of Series A Convertible Preferred Stock to a director as consideration for previously borrowed funds of $750,000, plus accrued interest of $48,998.

       -      500,000 shares sold for $1.00 per share on October 25, 2000.

       At October 31, 2000, the Company had $677,117 as a net receivable collateralized by 1.4 million shares of the Company's common stock. This amount represents a receivable acquired from InCon in connection with the acquisition of InCon by the Company. As this receivable is dependent on future actions by a customer which have not occurred, but is collateralized by the Company's stock, management has elected to reclassify it to stockholders' equity. This receivable has been reduced by the note payable to Rye of $322,883, as the payment of that note is contingent upon collection of the receivable.

       In August 1998, ACH acquired 2,000,000 shares of the Company's common stock for $2.00 per share. ACH also acquired Bionutrics' rice bran processing technology for $2,000,000. The technology transfer gives ACH the exclusive right to use and practice Bionutrics' proprietary rice bran processing technology in North America, with Bionutrics retaining the right to use and practice the technology worldwide, other than in North America. Bionutrics acquired a perpetual profit sharing interest in ACH's rice bran business. As of October 31, 2000, the Company has received $0 in connection with this agreement.

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

       DIVIDEND POLICY - The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

       EMPLOYEE STOCK-BASED COMPENSATION - A summary of transactions for employee stock options and warrants for the years ended October 31, 2000, 1999 and 1998 is as follows:

                                                                                                        WEIGHTED AVERAGE
                                                                 NUMBER            OPTION            -----------------------
                                                                   OF              PRICE             REMAINING      EXERCISE
                                                                 SHARES            RANGE               LIFE           PRICE
Options outstanding at October 31, 1997                         2,026,244       $1.36 - $9.13           3.9           $5.59
  Options granted                                                 382,000       $4.00 - $5.00
  Warrants granted                                                700,000       $3.25 - $4.00
  Options canceled                                              (233,600)           $5.00
                                                                ---------
Options and warrants outstanding at
  October 31, 1998                                              2,874,644       $1.36 - $5.00           4.84          $4.08
    Options granted                                                60,000       $2.00 - $4.00
    Options canceled                                            (724,500)       $4.00 - $5.00
                                                                ---------
Options and warrants outstanding at
  October 31, 1999                                              2,210,144       $1.36 - $5.00           4.33          $4.01
    Options granted                                               615,000       $1.75 - $3.63
    Options canceled                                            (300,000)           $4.00
                                                                ---------
Options and warrants outstanding at
  October 31, 2000                                              2,525,144       $1.36 - $5.00           3.62          $3.49
                                                                =========
Options available for future grant
  under the 1996 Plan                                             499,100
                                                                =========

       On September 17, 1998, the compensation committee of the Board of Directors reduced the exercise price for options held by employees who were not Directors to $4.00. None of the other terms was modified.

      NONEMPLOYEE STOCK-BASED COMPENSATION - A summary of transactions for nonemployee stock options and warrants for the years ended October 31, 2000, 1999 and 1998 is as follows:

                                                                                                   WEIGHTED AVERAGE
                                                        NUMBER              OPTION            --------------------------
                                                          OF                 PRICE            REMAINING         EXERCISE
                                                        SHARES               RANGE               LIFE            PRICE
Options and warrants outstanding
  at October 31, 1997                                   658,333           $2.50 - $5.00           8.0             $3.40
    Warrants issued                                   2,000,000              $2.00                1.8             $2.00
    Warrants canceled                                  (600,000)          $2.50 - $4.00             -             $3.25
    Options issued                                       33,334              $4.00                1.7             $4.00
    Options exercised                                    (8,333)             $5.00                  -             $5.00
                                                     ----------
Options and warrants outstanding
  at October 31, 1998                                 2,083,334           $2.00 - $5.00           1.9             $2.10
    Warrants issued                                     980,000           $2.00 - $7.00           1.0             $2.48
    Warrants canceled                                  (250,000)             $2.00                  -             $2.00
    Options issued                                      386,667           $2.00 - $5.00           2.2             $3.28
    Options canceled                                    (50,000)             $4.00                  -             $4.00
                                                     ----------
Options and warrants outstanding
  at October 31, 1999                                 3,150,001           $2.00 - $7.00           1.2             $2.37
    Warrants issued                                   2,300,000           $1.00 - $2.00           1.2             $1.92
    Warrants canceled                                (2,250,000)             $2.00
    Options issued                                      300,000              $2.00                2.4             $2.00
    Options canceled                                    (33,334)             $4.00
                                                     ----------
Options and warrants outstanding
  at October 31, 2000                                 3,466,667           $1.00 - $7.00                           $2.23
                                                     ==========
As of October 31, 2000:
  Exercisable options                                   620,000                                                   $3.20
                                                     ==========

  Exercisable warrants                                2,780,000                                                   $2.02
                                                     ==========


      In accordance with the methodology prescribed under SFAS No. 123, pro forma compensation cost for the employee stock options for 2000, 1999 and 1998 was estimated to be $618,098, $1,345,661 and $3,807,706, respectively.

      Had the Company elected to recognize the above-mentioned compensation cost in 2000, 1999 and 1998, loss from continuing operations would be $3,154,829, $6,968,805 and $13,050,111, respectively, and the basic net loss per share would be $.15, $.34 and $.70, respectively.

      In accordance with the methodology prescribed under SFAS No. 123, the Company recognized $207,199, $193,773 and $175,422 of compensation expense to the nonemployee stock options in the 2000, 1999 and 1998 consolidated statements of operations, respectively.

      The fair value of each employee-nonemployee option and warrant was calculated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

                      RISK FREE        VOLATILITY        OPTION       DIVIDEND
                       INTEREST           RATE           LIVES          YIELD
2000                    5.63 %             68 %            3              0
1999                    5.15 %             71 %            3              0
1998                    4.83 %            117 %            3              0

8.    INCOME TAXES

      At October 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $30,256,733 which expire on various dates through 2020. The deferred tax assets related to such totaled approximately $11,974,000 and $10,839,000 at October 31, 2000 and 1999, respectively, and were offset by a valuation allowance.

      The difference between the statutory tax rate and the Company's effective tax rate is due to the nonrecognition of tax benefits from operating losses due to their uncertainty of recoverability.

9.    LEASES

      The Company has operating leases for office space, vehicles and equipment which expire on various dates through January 31, 2003. Total rental expense was approximately $207,000, $510,000 and $794,000 for fiscal years 2000, 1999 and 1998, respectively. Future minimum lease payments under noncancelable operating leases at October 31, 2000 are as follows:

                   2001                        $ 178,747
                   2002                          181,825
                   2003                           45,456
                                               ---------
                   Total                       $ 406,028
                                               =========

10.   RELATED PARTY

      Various stockholders have provided consulting and other administrative services to the Company. Expense for the years ended October 31, 2000, 1999 and 1998 was approximately $0, $141,000 and $510,000, respectively, and was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

      Interest paid to stockholders in connection with outstanding notes described in Note 6 was approximately $63,557 and $45,475 for the years ended October 31, 1999 and 1998, respectively. No interest was paid to stockholders during 2000.

11.   INVESTMENT IN JOINT VENTURE

      InCon Processing is a limited liability company formed in July 1999, in which the Company is a 50 percent member, as noted in Note 1. The Company accounts for this investment using the equity method.

      InCon Processing had three customers which accounted for approximately 63 percent of total revenues for the 12-month period ended October 31, 2000 and 73 percent of total revenues for the four-month period ended October 31, 1999.

      The following represents summarized financial information of InCon Processing at October 31, 2000 and 1999, and for the 12-month period then ended October 31, 2000 and the four-month period ended October 31, 1999:

      (dollars in thousands)                                  2000       1999
      ASSETS
      Cash and cash equivalents                            $   659    $   436
      Accounts receivable                                      634        491
      Property, plant and equipment and other - net          4,369      4,750
                                                           -------    -------
      Total                                                $ 5,662    $ 5,677
                                                           =======    =======
      LIABILITIES AND MEMBERS' CAPITAL
      Accounts payable and other liabilities               $   301    $   263
      Members' capital                                       5,361      5,414
                                                           -------    -------
      Total                                                $ 5,662    $ 5,677
                                                           =======    =======
      OPERATIONS
      Revenues                                             $ 5,403    $ 1,675
      Expenses                                               5,456      1,788
                                                           -------    -------
      Net loss                                             $  (53)    $ (113)
                                                           =======    =======

12.   EMPLOYEE BENEFIT PLAN

      The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer up to 15 percent of his or her compensation and have such amounts matched with common stock of the Company at a rate of 50 percent for the first 6 percent contributed. The Company recognized expenses under this plan of approximately $10,000, $49,000 and $130,000 during the years ended October 31, 2000, 1999 and 1998, respectively.

13.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Consolidated quarterly financial information for 2000, 1999 and 1998 is as follows:

                                                                       BASIC NET
                                                            NET        EARNINGS
                             GROSS         GROSS         EARNINGS        (LOSS)
                           REVENUES    PROFIT (LOSS)      (LOSS)       PER SHARE
2000
First quarter            $   187,536    $  133,882    $   (519,060)     $ (0.02)
Second quarter                75,915        11,967        (961,014)       (0.05)
Third quarter                 67,943       (89,249)       (634,208)       (0.03)
Fourth quarter                24,230       (87,563)       (452,449)       (0.02)
                         -----------    ----------    ------------      -------
Total                    $   355,624    $  (30,963)   $ (2,566,731)     $ (0.12)
                         ===========    ==========    ============      =======

1999
First quarter            $ 1,134,817    $   71,464    $ (1,634,988)     $ (0.08)
Second quarter             1,647,910       522,329      (1,495,739)       (0.07)
Third quarter                836,891       190,787      (1,467,222)       (0.07)
Fourth quarter                70,129        12,066      (1,025,195)       (0.05)
                         -----------    ----------    ------------      -------
Total                    $ 3,689,747    $  796,646    $ (5,623,144)     $ (0.27)
                         ===========    ==========    ============      =======

1998
First quarter            $ 1,794,942    $ (196,557)   $ (3,336,407)     $ (0.19)
Second quarter             1,584,660      (335,887)     (3,772,764)       (0.21)
Third quarter              1,767,295      (269,677)     (2,651,686)       (0.14)
Fourth quarter             1,507,007      (105,616)        518,452         0.05
                         -----------    ----------    ------------      -------
Total                    $ 6,653,904    $ (907,737)   $ (9,242,405)     $ (0.49)
                         ===========    ==========    ============      =======


14.   SUBSEQUENT EVENT

      On December 30, 2000 (effective December 20, 2000), the Company entered into a Common Stock Purchase Agreement (the "Agreement") for the future issuance and purchase of shares of the Company's Common Stock. This new Agreement is with Ropart Investments LLC, of which Robert B. Goergen, a director of Bionutrics, is also a managing member. The Agreement establishes what is sometimes termed as an equity line of credit or an equity draw down facility. The Agreement permits the Company to sell up to an aggregate of 500,000 shares at $1.00 per share, based on a minimum investment amount of $100,000 and a maximum investment amount of $500,000. The period during which the Company can make such sales begins December 20, 2000 and terminates December 31, 2001. In lieu of a minimum draw down commitment by the Company, the Company has issued a three-year warrant for the purchase of 70,000 shares of Common Stock at an exercise price of $1.00 per share. In addition, three-year warrants will be issued in connection with each draw down for the purchase of a number of shares equal to 10 percent of the shares purchased at such draw down. In the event the Company does not exercise its right to fully draw down under this Agreement, then on the Termination date, Investor shall have the right to purchase up to 100,000 shares of Common Stock at $1.00 per share, such number of shares together with shares purchased pursuant to draw downs not to exceed 500,000 shares of Common Stock. In connection with the Agreement, the Company amended the January 28, 1999 warrant agreement for the purchase of 250,000 shares of the Company's Common Stock at $2.00 per share. The original expiration date of December 31, 2000 was extended one year to December 31, 2001.

                                Bionutrics, Inc.

                        Valuation and Qualifying Accounts
                                 (in thousands)

                                                                               Additions
                                                           Balance at        Charged to Costs                        Balance at
Description                                             Beginning of Year     and Expenses       Deductions         End of Year
-----------                                             -----------------------------------------------------------------------
Year ended October 31, 1998
   Allowance for doubtful accounts ...............            $23                 $49               $  0                $72

Year ended October 31, 1999
   Allowance for doubtful accounts ...............            $72                 $ 5               ($28)               $49

Year ended October 31, 2000
   Allowance for doubtful accounts ...............            $49                 $ 1               ($ 2)               $48

                                 Exhibit Index


          3.1      Restated Articles of Incorporation (1)

          3.2      Articles of Amendment to the Articles of Incorporation (1)

          3.3      Bylaws (1)

          4.1      Form of Certificate evidencing shares of Common Stock (1)

          10.1     Option granted to Hunt-Wesson, Inc. by LipoGenics, Inc., dated
                   July 1992 (1)

          10.2     Agreement dated October 1995 between the Company and Milton Okin,
                   Kenneth Okin, Robert Okin and Nicki Closset and Amendment to
                   Agreement dated October 1995 (1)

          10.3     Agreement between the Company and C. Everett Koop for the purchase of 20,000 shares of Common Stock and the issuance of 180,000 options dated October 1995 (1)

          10.4     Additional Secured Loan Agreement dated March 1996 between the
                   Company and Milton Okin (1)

          10.6     Stock Purchase Agreements dated September 16, 1996 and October
                   31, 1996 between the Company and Spanswick Limited(1)

          10.7     1996 Stock Option Plan, as amended through March 26, 1998 (7)

          10.8 Form of Stock Purchase Agreement and Subscription Application entered into between the Company and certain European investors in January and March 1997 pursuant to Regulation S (3)

          10.9     Form of Stock Purchase Agreement entered into between the Company and an institutional investor in September 1997 (3)

          10.10    Form of Stock Purchase Agreement and Note between the Company and two overseas investors in October 1997 (3)

          10.11    Employment Agreement between the Registrant and John R. Palmer (3)

          10.13    Agreement and Plan of Merger by and among InCon Technologies,
                   Inc., InCon Holdings, LLC, Bionutrics, Inc. and BNRX, Inc.(2)

          10.14    Stock Purchase Agreement dated as of August 14, 1998, between the
                   Registrant and AC HUMKO CORP.(4)

          10.15    Warrant Agreement dated as of August 14, 1998, between the
                   Registrant and AC HUMKO CORP.(4)

          10.16    Technology Agreement dated as of August 14, 1998, between AC HUMKO
                   CORP. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request) (5)

          10.17    Exclusive Supply Agreement dated as of August 14, 1998, between AC
                   HUMKO CORP. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request) (5)

          10.19    Form of Asset Purchase Agreement dated as of October 1998 between
                   AC HUMKO CORP. and Bionutrics Entities (6)

          10.20    Warrant Agreement for the purchase of 100,000 shares of Common
                   Stock between the Company and William M. McCormick dated August 7,
                   1998 (7)

          10.21    Warrant Agreement for the purchase of 600,000 shares of Common
                   Stock between the Company and William M. McCormick dated August 7,
                   1998 (7)

          10.22    Stock Purchase Agreement and Common Stock Purchase Warrants dated January
                   28, 1999 between Ropart Investments, LLC and the Company (8)

          10.23    Warrant Certificates dated April 27, 1999 issued to Gary J.
                   Shemano, Mart Bailey and Michael Jacks for an aggregate of 100,000 shares of Common Stock and Warrant Agreement effective
                   April 9, 1998 between The Shemano Group and the Company (8)

          10.24    Master Formation Agreement for InCon Processing, LLC among AC HUMKO CORP.,
                   InCon Technologies, Inc., InCon International, Inc., Nutrition
                   Technology Corp., and

                   Bionutrics, Inc., dated June 25, 1999 (filed in redacted format pursuant to a confidential treatment request) (9)

          10.25    Members Agreement for InCon Processing, LLC, between AC HUMKO CORP. and
                   InCon Technologies, Inc., dated June 5, 1999 (filed in redacted format pursuant to a confidential treatment request) (9)

          10.26    First Amendment to Agreement for Purchase and Sale of Assets (9)

          10.27    Warrant Agreement for the purchase of 30,000 shares of Common
                   Stock between the Company and IK Biotech, Inc. dated as of March 19, 1998. (12)

          10.28    Warrant Agreement for the purchase of 100,000 shares of Common Stock between the Company and Cameron Associates Inc. dated as of
                   November 23, 1998. (12)

          10.29    Promissory note for $500,000 dated December 22, 1999 between Milton Okin and the Company (10)

          10.30    Common Stock Purchase Agreement dated September 7, 2000 between the Company and Justicia Holdings Limited (11)

          10.31 Registration Rights Agreement dated September 7, 2000 between the Company and Justicia Holdings Limited (11)

          10.32    Escrow Agreement dated September 7, 2000 among the Company, Justicia
                   Holdings Limited and Epstein, Becker & Green P.C. (11)

          10.33    Form of Stock Purchase Warrant pursuant to Common Stock Purchase Agreement dated September 7, 2000 (11)

          10.34    Promissory note for $250,000 dated June 19, 2000 between Milton Okin and the Company

          10.35    Common Stock Purchase Agreement dated September 20, 2000 between the Company and AMRO International, S.A.

          10.36 Registration Rights Agreement dated September 20, 2000 between the Company and AMRO International, S.A.

          10.37    Escrow Agreement dated September 20, 2000 among the Company, AMRO
                   International, S.A. and Epstein, Becker & Green P.C.

          10.38    Warrant Agreement for the purchase of 50,000 shares of Common
                   Stock dated September 20, 2000 between the Company and AMRO
                   International, S.A.

          10.39    Common Stock Purchase Agreement dated October 25, 2000 between the Company and Tamarack International Limited

          10.40    Warrant Agreement for the purchase of 50,000 shares of Common
                   Stock dated October 25, 2000 between the Company and Tamarack
                   International Limited

          10.41    Series A Convertible Preferred Stock Acquisition Agreement dated October
                   27, 2000 between the Company and Milton Okin

          10.42    Common Stock Acquisition Agreement dated October 28, 2000 between the
                   Company and Macropower Development Limited

          10.43    First Modification to the Master Formation Agreement for InCon Processing,
                   LLC, entered into October 30, 2000 among ACH Food Companies, Inc.
                   (formerly AC HUMKO CORP.), InCon Technologies, Inc., InCon
                   International, Inc., Nutrition Technology Corp. and Bionutrics,
                   Inc.

          10.44    First Modification to the Members Agreement for InCon Processing, LLC,
                   entered into October 30, 2000 among ACH Food Companies, Inc.
                   (formerly AC HUMKO CORP.), InCon Technologies, Inc. and
                   Bionutrics, Inc.

          10.45    Common Stock Acquisition Agreement dated October 30, 2000 between the
                   Company and ACH Food Companies, Inc. (formerly AC HUMKO CORP.)

          10.46    Warrant Agreement for the purchase of 2,000,000 shares of Common Stock dated October 30, 2000 between the Company and ACH Food Companies,
                   Inc. (formerly AC HUMKO CORP.)

          10.47 Common Stock Purchase Agreement dated December 20, 2000 by and between the Company and Ropart Investments, LLC

          10.48    Warrant Agreement for the purchase of 70,000 shares of Common
                   Stock dated December 20, 2000 between the Company and Ropart
                   Investments, LLC

          21       Subsidiaries of the Company

          23.1     Consent of Deloitte & Touche



            --------------------------

      (1) Incorporated by reference to Registrant's Form 10 filed with the Commission on or about January 21, 1997.

      (2) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about November 7, 1997, as amended by Registrant's Form 8-K/A filed with the Commission on or about January 30, 1998.

      (3) Incorporated by reference to Registrant's Form 10-K filed with the Commission on or about January 15, 1998, as amended by Registrant's Form 10-K/A filed with the Commission on or about January 30, 1998.

      (4) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about August 31, 1998.

      (5) Incorporated by reference to Registrant's Form 8-K/A filed with the Commission on or about October 13, 1998.

      (6) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about October 21, 1998.

      (7) Incorporated by reference to Registrant's Form 10-K filed with the Commission on or about January 29, 1999.

      (8) Incorporated by reference to Registrant's Second Quarter Form 10-Q filed with the Commission on or about June 10, 1999.

      (9) Incorporated by reference to Registrant's form 8-K filed with the Commission on or about July 12, 1999.

      (10)Incorporated by reference to Registrant's First Quarter Form 10-Q filed with the Commission on or about March 15, 2000.

      (11)Incorporated by reference to Registrant's Third Quarter Form 10-Q filed with the Commission on or about September 13, 2000.

      (12)Incorporated by reference to Registrant's Form 10-K405 filed with the Commission on January 26, 2000.