Form 10-Q
period 2001-01-31
BIONUTRICS INC
filed 2001-03-16
CIK 1030839

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended JANUARY 31, 2001
                                         ----------------

                         Commission File Number 0-22011
                                                -------

                               BIONUTRICS, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                         86-0760991
-------------------------------                       ---------------------
(State or other jurisdiction of                          I.R.S. Employer
 incorporation of organization)                       Identification Number

2425 E. CAMELBACK RD., SUITE 650  PHOENIX, ARIZONA            85016
--------------------------------------------------         ----------
(Address of principal executive offices)                   (Zip code)

                                  602-508-0112
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                     OUTSTANDING AS OF MARCH 16, 2001
-----                                     --------------------------------
COMMON
PAR VALUE $.001 PER SHARE                           22,721,252

                                BIONUTRICS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

PART I. FINANCIAL INFORMATION                                               PAGE

    ITEM 1.  Condensed Consolidated Financial Statements (Unaudited):

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

BIONUTRICS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                                     JANUARY 31,      OCTOBER 31,
                                                                        2001             2000
                                                                    -----------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $    462,789     $    711,563
  Trade receivables - net of allowance for bad debts of
    $48,239 and $48,239, respectively                                     21,930           16,845
  Inventory                                                               95,846          100,401
  Prepaids & other current assets                                         72,077           62,383
                                                                    -----------------------------
       Total Current Assets                                              652,642          891,192
                                                                    -----------------------------

PROPERTY - net of accumulated depreciation of $349,732
    and $342,573, respectively                                             8,315           15,474
                                                                    -----------------------------

LONG-TERM RECEIVABLE                                                     263,071          263,071
                                                                    -----------------------------

OTHER ASSETS:
  Patent applications and other related costs - net of accum.
    amortization of $184,244 and $177,328, respectively                  385,221          392,137
  Investment in InCon Processing, LLC                                  2,439,047        2,544,494
                                                                    -----------------------------
       Total Other Assets                                              2,824,268        2,936,631
                                                                    -----------------------------

TOTAL                                                               $  3,748,296     $  4,106,368
                                                                    =============================



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $    683,913     $    664,375
  Accrued liabilities                                                    597,126          590,779
  Capital leases                                                                            2,278
                                                                    -----------------------------

       Total Current Liabilities                                       1,281,039        1,257,432
                                                                    -----------------------------

STOCKHOLDERS' EQUITY
  Common stock - $.001 par value - authorized, 45,000,000 shares;
    22,721,252 and 21,471,252 issued and outstanding, respectively        22,718           21,468
  Preferred Stock, $.001 par value - authorized 5,000,000 shares;
    591,850 and 0 issued and outstanding, respectively                   798,998
  Additional paid-in capital                                          37,030,103       37,545,322
  Receivable collectible in cash or common stock                        (677,117)        (677,117)
  Warrants                                                               912,009          874,603
  Accumulated deficit                                                (35,618,251)     (34,914,137)
  Common stock in treasury, at cost                                       (1,203)          (1,203)
                                                                    -----------------------------
       Total Stockholders' Equity                                      2,467,257        2,848,936
                                                                    -----------------------------

TOTAL                                                               $  3,748,296     $  4,106,368
                                                                    =============================


See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                  Three Months
                                                 Ended January 31
                                          ----------------------------
                                                 2001             2000
                                          ----------------------------
REVENUES:
  REVENUE FROM SERVICES                                    $   130,482
  REVENUE FROM PRODUCT SALES                   23,123           57,054
                                          ----------------------------
       TOTAL GROSS REVENUES                    23,123          187,536

DISCOUNTS AND ALLOWANCES                       14,635           36,272
                                          ----------------------------

       NET REVENUES                             8,488          151,264

COST OF REVENUES                                6,595           17,382
                                          ----------------------------

       GROSS PROFIT                             1,893          133,882
                                          ----------------------------

OPERATING EXPENSES:
  SELLING, GENERAL AND ADMINISTRATIVE         592,323          525,842
  RESEARCH AND DEVELOPMENT                     15,180           40,878
                                          ----------------------------
       TOTAL OPERATING EXPENSES               607,503          566,720
                                          ----------------------------

       OPERATING LOSS                        (605,610)        (432,838)
                                          ----------------------------

OTHER EXPENSES                                (98,505)         (86,222)
                                          ----------------------------

NET LOSS                                  $  (704,115)     $  (519,060)
                                          ============================


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                         22,084,988       20,817,712
                                          ============================

BASIC NET LOSS PER COMMON SHARE                ($0.03)          ($0.02)
                                          ============================



See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                         Three months
                                                                       Ended January 31
                                                                  -------------------------
                                                                       2001           2000
                                                                  -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                          ($704,115)     ($519,060)
Adjustments to reconcile net loss to cash used in operations:
 Depreciation and amortization                                       14,075         28,450
 Loss on investment in joint venture                                105,447         88,082
 Stock based compensation expense                                    22,436
 Expenses satisfied with issuance of common stock                                   14,814
Changes in operating assets and liabilities:
 Trade receivables-net                                               (5,085)       (30,259)
 Inventory                                                            4,555         14,630
 Prepaids and other current assets                                   (9,694)         2,126
 Accounts payable                                                    19,538        (94,466)
 Accrued liabilities                                                  6,347         27,777
                                                                  -------------------------

       Net cash used in operating activities                       (546,496)      (467,906)
                                                                  -------------------------

FINANCING ACTIVITIES:
 Proceeds from issuance of stock & warrants                         300,000
 Proceeds from debt                                                                500,000
 Repayments of debt & capital leases                                 (2,278)        (2,091)
                                                                  -------------------------

       Net cash provided by financing activities                    297,722        497,909
                                                                  -------------------------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                                  (248,774)        30,003

CASH AND CASH EQUIVALENTS, BEG OF PERIOD                            711,563        680,190
                                                                  -------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 462,789      $ 710,193
                                                                  =========================

See Notes to Condensed Consolidated Financial Statements

                                BIONUTRICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - The accompanying unaudited Condensed Consolidated Financial Statements of Bionutrics, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended January 31, 2001 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 2001. These financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended October 31, 2000. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses of $35,618,251 through January 31, 2001 which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate gross profits and positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE B - Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the presented periods. Options and warrants are excluded from the basic net loss per share calculation, as they are anti-dilutive.

NOTE C - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Subsequent to the issuance of SFAS 133, the FASB has received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS No. 138 which responds to those requests by amending certain provisions of SFAS 133. The statements are effective for the Company's fiscal year beginning November 1, 2000.

     SFAS 133, as amended by SFAS 138, does not have a material impact on the Company's consolidated financial statements.

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



RESULT OF OPERATIONS

Three months ended January 31, 2001 compared with three months ended January 31, 2000.

Consolidated gross revenues for the quarter ended January 31, 2001 were $23,000 compared to $188,000 for the same quarter in 2000, summarized by subsidiary as follows:

                                                      FOR THE QUARTER ENDED
                                                            JANUARY 31,
                                                  -----------------------------
             SUBSIDIARY                             2001                2000
     ----------------------------------           --------           ---------
     Bionutrics Health Products                     23,000             157,000

     LipoGenics                                          0              31,000
                                                   -------            --------

     Total Consolidated Gross Revenues            $ 23,000           $ 188,000
                                                  ========           =========

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

Bionutrics Health Products recognized revenues of $100,000 in the first quarter of fiscal 2000 for services related to its product development activities. New products will be based on new technology extending beyond a tocotrienol platform. The Company has announced that it is launching a new cardiovascular product under the brand name, "CARDIO-CIN(TM) - For Heart and Health". This new product, based on Bionutric's patented niacin and soluble fiber composition, is targeted to the cholesterol dietary supplement market.

LipoGenics revenues for the three months ended January 31, 2001 are zero compared to the same three months in 2000 of $31,000. The revenues were attributable to a Phase I Small Business Innovation Research (SBIR) grant from the National Heart, Blood and Lung Institute. As this grant was completed during fiscal year 2000, there are no revenues shown for the same period in 2001.

Cost of revenues for the three months ended January 31, 2001 was $7,000 compared to $17,000 for the same three months in 2000. This reduction is primarily due to lower sales volume of evolvE(R).

Operating expenses for the three months ended January 31, 2000 of $607,000 were $40,000 more than that recognized for the same three months in 2000 of $567,000. This slight increase is due to an increase in expenditures for legal and accounting services.

Other expenses for the three months ended January 31, 2001 were $98,000 compared to $86,000 for the same period in the prior year. This expense, for both periods, is primarily due to the Company's loss on its investment in InCon Processing, which is accounted for using the equity method. The Company records its share of InCon Processing's loss for the quarter as a reduction in its investment.

Results of Operations for InCon Processing for the 3 months ended January 31, 2001 and 2000 are as follows:

                        3 months ended       3 months ended
                       January 31, 2001     January 31, 2000
                       ----------------     ----------------
Revenues                 $   816,000           $ 1,019,000

Costs                      1,027,000             1,195,000
                         -----------           -----------

       Net Loss          $  (211,000)          $  (176,000)
                         ===========           ===========


Net loss increased to $704,000 or $.03 per share for the three months ended January 31, 2001 compared to $519,000, or $.02 per share for the three months ended January 31, 2000 due primarily to lower revenues as outlined above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the three-month period ended January 31, 2001 was $546,000 as compared to $468,000 during the same period in 2000. This increase is due primarily to lower revenues.

Net cash used in investing activities during the three months ended January 31, 2001 and January 31, 2000 was $0 for both periods.

Net cash provided by financing activities totaled $298,000 for the three-month period ended January 31, 2001 compared to $498,000 for the same period in 2000. The cash provided during the quarter ended January 31, 2001 was from the sale of common stock pursuant to an equity line of credit whereas the cash provided during the same period ended January 31, 2000 was from the issuance of debt.

The Company's current cash resources combined with the maximum draw down under the common stock purchase agreement with Justicia Holdings Limited will be sufficient to meet our anticipated working capital expenditure requirements for at least the next 12 months. However, if our stock price and trading volume remain at current levels, the maximum draw down is unavailable pursuant to the terms of the agreement. Draw down amounts available under current market conditions, should they remain unchanged or worsen, will provide cash resources enough only to meet our requirements for the next 3 months. In addition, the Company is not permitted to draw down on the equity line until the registration statement filed on Justicias' behalf becomes effective. Therefore, the Company continues to seek additional capital through private equity and bank lines of credit. There can be no assurance that such additional financing will be attainable, or attainable on terms acceptable to the Company. Access by the Company to additional capital will depend substantially upon prevailing market conditions, and the financial condition of and prospects for the Company at the time. The Company's ability to obtain additional capital could be negatively impacted if it fails to meet certain established criteria necessary to maintain its listing on the Nasdaq SmallCap Market. As of February 6, 2001, the Company did not meet one or more of the criteria to maintain its listing, and the company has 90 calendar days, or until May 7, 2001, to meet the criteria. Should the Company's stock cease trading on the SmallCap Market,it would be traded on the OTC Bulletin Board or possibly listed for trading in certain daily publications, such as the "Pink Sheets." As a result, an investor might find it more difficult to dispose of, or obtain accurate price quotations for, our shares. Trading in this manner might also reduce the visibility,liquidity, and price of our common stock, and the Company would be required to comply with regulations that impose additional sales practice disclosure and market making requirements on broker/dealers who sell or make a market in our stock.

Management is continuing its efforts to obtain additional funds and is also continuing its efforts to reposition the Company as a product development company and, as such, is engaged in discussions with several potential marketing partners involving evolvE(R) and future branded products, including dietary supplements and functional food ingredients.

                                BIONUTRICS, INC.

                           PART II - OTHER INFORMATION



ITEM 2(c)     Changes in Securities:

              In January 2001, issued 300,000 shares of common stock at $1.00 per share to the Ropart Investments LLC, pursuant to the equity draw down facility entered into on December 20, 2000. In connection with this issuance, the Company issued 30,000, 3 year warrants at an exercise price of $1.00 per share.

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

                                         Bionutrics, Inc.
                                         ----------------
                                           (Registrant)

Dated: March 16, 2001                        By: /s/ Ronald H. Lane
       --------------                            -----------------------

                                             Its: Chairman of the Board,
                                                  Chief Executive Officer
                                                  and President

                                             By: /s/ Karen J. Harwell
                                                 -----------------------

                                             Its: Controller and Chief
                                                  Accounting Officer