Form 10-Q
period 2001-04-30
BIONUTRICS INC
filed 2001-06-19
CIK 1030839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended    April 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____to____

Commission File Number 0-22011

Bionutrics, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	86-0760991

(State or other jurisdiction of	I.R.S. Employer

incorporation of organization)	Identification Number

2425 E. Camelback Rd., Suite 650 Phoenix, Arizona	85016

(Address of principal executive offices)	(Zip code)

602-508-0112

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X       NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at the latest practical date.

CLASS	OUTSTANDING AS OF JUNE 14, 2001
Common	4,593,169

Par value $.001 per share

BIONUTRICS, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Page

Part I. Financial Information

ITEM I. Condensed Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis	8

Part II. Other Information

ITEM 2(c) Changes in Securities	13

ITEM 4 Submission of Matters to a Vote of Security Holders	13

ITEM 6 Exhibits and Reports on Form 8-K	14

SIGNATURE	15

Bionutrics, Inc.
Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2001	2000
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$82,623	$711,563

Trade receivables —net of allowance for bad debts of $48,239 and $48,239, respectively	32,903	16,845

Inventory	56,207	100,401

Prepaids and other current assets	39,114	62,383

Total Current Assets	210,847	891,192

PROPERTY —net of accumulated depreciation of $351,720 and $342,573, respectively	6,329	15,474

LONG-TERM RECEIVABLES	263,071	263,071

OTHER ASSETS:

Patent applications and other related costs —net of accumulated amortization of $191,160 and $177,328, respectively	378,305	392,137

Investment in InCon Processing, LLC	2,378,951	2,544,494

Total Other Assets	2,757,256	2,936,631

TOTAL	$3,237,503	$4,106,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$673,007	$664,375

Accrued liabilities	637,063	590,779

Capital leases	0	2,278

Total Current Liabilities	1,310,070	1,257,432

STOCKHOLDERS’ EQUITY

Common stock- $.001 par value —authorized, 45,000,000 shares; 4,590,387 and 4,294,292 issued and outstanding, respectively	4,590	4,294

Preferred stock- $.001 par value —authorized 5,000,000 shares; 591,850 and 0 issued and outstanding, respectively	798,998	0

Additional paid-in capital	37,281,233	37,562,496

Receivable collectible in cash or common stock	(677,117)	(677,117)

Warrants	934,237	874,603

Accumulated deficit	(36,413,305)	(34,914,137)

Common stock in treasury, at cost	(1,203)	(1,203)

Total Stockholders’ Equity	1,927,433	2,848,936

TOTAL	$3,237,503	$4,106,368

See Notes to Condensed Consolidated Financial Statements

Bionutrics, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months		Six Months
	Ended April 30		Ended April 30

	2001	2000	2001	2000

REVENUES:

Revenue from services	$0	$32,242	$0	$162,724

Revenue from product sales	34,213	43,673	57,336	100,727

Total gross revenues	34,213	75,915	57,336	263,451

DISCOUNTS AND ALLOWANCES	12,061	43,649	26,696	79,921

Net revenues	22,152	32,266	30,640	183,530

COST OF REVENUES	41,295	20,299	47,890	37,681

Gross (loss) profit	(19,143)	11,967	(17,250)	145,849

OPERATING EXPENSES:

Selling, general and administrative	688,453	1,002,073	1,280,776	1,527,915

Research and development	30,345	41,827	45,525	82,705

Total operating expenses	718,798	1,043,900	1,326,301	1,610,620

Operating loss	(737,941)	(1,031,933)	(1,343,551)	(1,464,771)

OTHER INCOME (EXPENSE):	(57,113)	70,919	(155,618)	(15,303)

NET LOSS	($795,054)	($961,014)	($1,499,169)	($1,480,074)

Weighted average number of common shares outstanding	4,558,646	4,173,679	4,487,035	4,168,611

Basic net loss per common share	($0.17)	($0.23)	($0.33)	($0.36)

See Notes to Condensed Consolidated Financial Statements

Bionutrics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months
	Ended April 30

OPERATING ACTIVITIES:	2001	2000

Net Loss	($1,499,169)	($1,480,074)

Adjustments to reconcile net loss to cash used in operations:

Depreciation and amortization	22,976	56,947

Loss on investment in joint venture	165,543	12,675

Stock-based compensation expense	44,873	0

Expenses satisfied with issuance of common stock	32,794	414,814

Changes in operating assets and liabilities:

Trade receivables-net	(16,058)	(47,237)

Inventory	44,194	33,427

Prepaids and other current assets	23,269	(2,361)

Accounts payable	8,632	(8,777)

Accrued liabilities	46,284	(29,086)

Net cash used in operating activities	(1,126,662)	(1,049,672)

FINANCING ACTIVITIES:

Proceeds from issuance of stock and warrants	500,000	0

Proceeds from debt	0	650,000

Repayments of debt and capital leases	(2,278)	(4,228)

Net cash provided by financing activities	497,722	645,772

NET DECREASE IN CASH AND CASH EQUIVALENTS	(628,940)	(403,900)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	711,563	680,190

CASH AND CASH EQUIVALENTS, END OF PERIOD	$82,623	$276,290

See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A -	The accompanying unaudited Condensed Consolidated Financial Statements of Bionutrics, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the six-month period ended April 30, 2001 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 2001. These financial statements should be read in conjunction with the Company’s financial statements and accompanying notes thereto as of and for the year ended October 31, 2000. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception through April 30, 2001 of $36,413,305, which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company’s inability to generate positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. Management is continuing their efforts to reposition the Company as a product development company and as such is engaged in discussions with several potential marketing partners concerning new branded ingredients that the Company is developing, including dietary supplements and functional food products. The financial statements have been adjusted to reflect a one-for-five reverse stock split (Note D)

NOTE B -	Basic net loss per share is computed by dividing net loss by the weighted average number of common shares assumed outstanding during the presented periods. Options and warrants are excluded from the basic net loss per share calculation as they are anti-dilutive.

NOTE C -	In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Subsequent to the issuance of SFAS 133, the FASB has received many requests to clarify certain issues causing difficulties in implementation. In

June 2000, the FASB issued SFAS No. 138 which responds to those requests by amending certain provisions of SFAS 133. The statements are effective for the Company’s fiscal year beginning November 1, 2000. SFAS 133, as amended by SFAS 138, does not have a material impact on the company’s consolidated financial statements.

NOTE D -	Subsequent Event — The Board of Directors and the shareholders approved a one-for-five reverse stock split effected at the close of business on May 29, 2001.

BIONUTRICS, INC.
Management’s Discussion and Analysis

The following discussion of the Company’s financial condition and results of operations includes certain forward looking statements. When used in this report, the words “expects,” “intends,” “plans” and “anticipates” and similar terms are intended to identify forward looking statements that relate to the Company’s future performance. Such statements involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed here. Factors that might cause such a difference include, but are not limited to, those discussed under “Business-Special Considerations” in the Company’s Form 10-K.

Results of Operations

Three months ended April 30, 2001 compared with three months ended April 30, 2000.

Consolidated gross revenues for the quarter ended April 30, 2001 were $34,000 versus $76,000 for the same quarter in 2000, summarized by subsidiary as follows:

	For the Quarter Ended
Subsidiary	April 30,

	2001	2000

Bionutrics Health Products	$34,000	$44,000

LipoGenics	0	32,000

Total Consolidated Gross Revenues	$34,000	$76,000

Bionutrics Health Products continues to experience a decline in sales due to curtailment of advertising and support for the brand evolvE® as a result of financial constraints. The Company does not expect evolvE® will contribute significant revenue to its operations in the future.

The Company is repositioning itself as a product development company and as such is engaged in discussions with several potential marketing partners involving evolvE® and future branded products including dietary supplements and functional food products.

New products will be based on new technology extending beyond a tocotrienol platform. The Company has announced that it is launching two new cardiovascular products under the brand names, “Vitenol E® 20/20 — For Heart & Health” and CARDIO-CIN™ - For Heart and Health”. Vitenol E is a rice bran extract and is a more effective antioxidant than standard vitamin E. CARDIO-CIN is based on Bionutrics’s patented niacin and soluble fiber composition. These products are targeted to the cholesterol dietary supplement market.

LipoGenics revenues for the three months ended April 30, 2001 are zero compared to the same three months in 2000 of $32,000. The revenues were attributable to a Phase I Small Business Innovation Research (SBIR) grant from the National Heart, Blood and Lung Institute. As this grant was completed during fiscal year 2000, there are no revenues shown for the same period in 2001.

Cost of revenues for the three months ended April 30, 2001 was $41,000 versus $20,000 for the same quarter in 2000. Cost of revenues for the second quarter of 2001 was negatively impacted by the write-off of expired inventory held under consignment.

Operating expenses for the three months ended April 30, 2001 of $719,000 were $325,000 less than that recognized for the same quarter in 2000 of $1,044,000. Operating expenses for the second quarter of 2000 included a $350,000 expense relating to the issuance of common stock as consideration for consulting services performed for the Company.

Other expense for the three months ended April 30, 2001 was $57,000 versus a net income of $71,000 for the same quarter in 2000. This $128,000 decrease is primarily due to the Company’s loss on its investment in InCon Processing, which is accounted for using the equity method. The Company records its share of InCon Processing’s loss for the quarter as a decrease in its investment. For the second quarter of 2000, the Company recorded its share of Incon Processing’s net income as an increase in its investment.

Results of Operations for InCon Processing for the 3 months ended April 30, 2001 and 2000 are as follows:

	3 months ended	3 months ended
	April 30, 2001	April 30, 2000

Revenues	$917,000	$1,695,000

Costs	1,037,000	1,544,000

Net Loss	$(120,000)	$151,000

Net loss decreased to $795,000 or $.17 per share for the three months ended April 30, 2001 from $961,000, or $.23 per share for the quarter ended April 30, 2000 due primarily to lower operating expenses.

Six months ended April 30, 2001 compared with six months ended April 30, 2000.

Results of Operations

Trends and comments as noted for the second quarter apply also to the six month year-to- date comparisons.

Consolidated gross revenues for the six months ended April 30, 2001 were $57,000 versus $263,000 for the same period in 2000 and is summarized by subsidiary as follows:

	For the Six months Ended
Subsidiaries	April 30,

	2001	2000

Bionutrics Health Products	$57,000	$201,000

LipoGenics	0	62,000

Total Gross Revenues	$57,000	$263,000

Bionutrics Health Products Inc. continues to experience a significant decline in sales due to curtailment of advertising and support for the brand evolvE® as a result of financial constraints. The Company is repositioning itself as a product development company and recognized revenues of $100,000 during the six months ended April 30, 2000 for services related to its development activities.

LipoGenics revenues for the six months ended April 30, 2001 are zero compared to the same six months in 2000 of $62,000. The revenues were attributable to a Phase I Small Business Innovation Research (SBIR) grant from the National Heart, Blood and Lung Institute. As this grant was completed during fiscal year 2000, there are no revenues shown for the same period in 2001.

Cost of revenues for the six months ended April 30, 2001 was $48,000 versus $38,000 for the same period in 2000.

Operating expenses for the six months ended April 30, 2001 of $1,326,000 were $285,000 less than that recognized for the same period in 2000 of $1,611,000. Operating expenses for the six months ended 2000 included a $350,000 expense related to the issuance of common stock as consideration for consulting services performed for the Company.

Other expense for the six months ended April 30, 2001 was $156,000 versus $15,000 for the same period in 2000. This increase is primarily due to the Company’s loss on its investment in InCon Processing, LLC. The gain the Company recognized during the second quarter 2000 on its investment in InCon Processing, LLC was essentially off-set by the loss it recognized on its investment during the first quarter 2000.

Results of Operations for InCon Processing for the 6 months ended April 30, 2001 and 2000 are as follows:

	6 months ended	6 months ended
	April 30, 2001	April 30, 2000

Revenues	$1,733,000	$2,714,000

Costs	2,064,000	2,739,000

Net Loss	$(331,000)	$(25,000)

Net loss was $1,499,000 or $.33 per share for the six months ended April 30, 2001 compared to $1,480,000 or $.36 per share for the same period in 2000.

Liquidity and Capital Resources

Net cash used in operating activities during the six-month period ended April 30, 2001 was $1,127,000 as compared to $1,050,000 during the same period in 2000.

Net cash used in investing activities during the six months ended April 30, 2001 and April 30, 2000 was $0 for both periods.

Net cash provided by financing activities totaled $498,000 for the six-month period ended April 30, 2001 versus $646,000 from the same period in 2000. The cash provided during the six months ended April 30, 2001 was from the sale of common stock pursuant to an equity line of credit whereas the cash provided during the same period ended April 30, 2000 was from the issuance of debt.

The Company requires additional financing at the beginning of the third quarter of the current fiscal year. The Company will require at least $3,000,000 to support its general working capital needs such as salaries and administrative expenses for the next 12 months as well as to fund the research and development costs necessary to complete the launch of its recently developed products. The Company is currently in negotiations to secure this necessary capital through debt financing. The Company also seeks equity financing through private placements to act as a short-term bridge while completing the debt financing. There can be no assurance that such additional financing will be attainable, or attainable on terms acceptable to the Company. Access by the Company to additional capital will depend substantially upon prevailing market conditions, and the financial condition of and prospects for the Company at the time. The Company’s ability to obtain additional capital could be negatively impacted if it fails to meet certain established criteria necessary to maintain its listing on the Nasdaq SmallCap Market. The Company has been notified that it has failed to maintain a minimum bid price of $1.00 over 30 consecutive trading days (pre-reverse stock split). The Company was given until May 7, 2001 to demonstrate compliance. The Company subsequently received a notice that its stock would be delisted. However, the Company has appealed to Nasdaq for a hearing, and the delisting is stayed during the hearing period. In order to maintain compliance with the Nasdaq listing standards, the Board of Directors and the shareholders approved a one-for-five reverse stock split effected at the close of business on May 29, 2001.

Management is continuing its efforts to obtain additional funds and is also continuing its efforts to reposition the Company as a product development company and, as such, is engaged in discussions with several potential marketing partners involving evolvE® and future branded products, including dietary supplements and functional food ingredients.

BIONUTRICS, INC.

PART II — OTHER INFORMATION

ITEM 2(c)	Changes in Securities:

In March 2001, issued 6,095 shares of common stock at $3.30 per share to Research Works for investor relations services.

In April 2001, issued 40,000 shares of common stock at $5.00 per share to the Ropart Investments LLC, pursuant to the equity draw down facility entered into on December 20, 2000. In connection with this issuance, the Company issued 4,000, 3 year warrants at an exercise price of $5.00 per share.

The above issuances were made pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4	Submission of Matters to a Vote of Security Holders

The Company’s 2001 Annual Meeting of Stockholders was held on March 21, 2001. The following nominees were elected to the Company’s Board of Directors to serve as a Class I directors for a three-year term or until their successors are elected and qualified (Votes In Favor and Withheld reflect common shares on a pre-reverse stock split basis):

Nominee	Votes in Favor	Withheld

Ronald H. Lane	17,595,610	40,520

Daniel S. Antonelli	17,595,610	40,520

William M. McCormick	17,595,610	40,520

The following nominee was elected to the Company’s Board of Directors to serve as a Class III director for a two-year term or until his successor is elected and qualified:

Richard M. Feldheim	17,595,610	40,520

The following directors’ terms of office continued after the 2001 Annual Meeting of Stockholders:

            Robert B. Goergen
            Y. Steve Henig, Ph.D.
            Milton Okin
            Fredrick Rentschler

            Winston A. Salser, Ph.D.

The following additional item was voted upon by the Company’s stockholders:

Proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending October 31, 2001.

Votes in Favor	Opposed	Abstained	Broker Non-Vote

17,628,780	4,750	2,600	0

ITEM 6		Exhibits and Reports on Form 8-K

	(a)	Exhibits —None

	(b)	Reports on Form 8-K —None

BIONUTRICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bionutrics, Inc. (Registrant)

Dated: June 15, 2001	By:/s/Ronald H. Lane

Its: Chairman of the Board, Chief Executive Officer and President

By:/s/Karen J. Harwell

Its: Controller and Chief Accounting Officer