Form 10-Q
period 2001-07-31
BIONUTRICS INC
filed 2001-09-14
CIK 1030839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended       July 31, 2001

   TRANSITION REPORT PURSUANT TO SECION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From         to

Commission File Number       0-22011

Bionutrics, Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-0760991

(State or other jurisdiction of incorporation of organization)	I.R.S. Employer Identification Number

2425 E. Camelback Rd., Suite 650 Phoenix, Arizona	85016

(Address of principal executive offices)	(Zip code)

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

YES     X       NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at the latest practical date.

CLASS	OUTSTANDING AS OF SEPTEMBER 14, 2001

Common Par value $.001 per share	4,593,169

BIONUTRICS, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		Page

Part I. Financial Information

ITEM I.	Condensed Consolidated Financial Statements (Unaudited):

	Consolidated Balance Sheets	3

	Consolidated Statements of Operations	4

	Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis	9

Part II. Other Information

ITEM 2(c)	Changes in Securities	14

ITEM 5.	Other Events	14

ITEM 6.	Exhibits and Reports on Form 8-K	14

SIGNATURE		15

Bionutrics, Inc.
Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$10,915	$711,563

Trade receivables — net of allowance for bad debts of $41,606 and $48,239, respectively	12,337	16,845

Inventory	47,793	100,401

Prepaids and other current assets	34,145	62,383

Total Current Assets	105,190	891,192

PROPERTY — net of accumulated depreciation of $353,304 and $342,573, respectively	4,744	15,474

LONG-TERM RECEIVABLES	263,071	263,071

OTHER ASSETS:

Patent applications and other related costs — net of accumulated amortization of $198,077 and $177,328, respectively	371,388	392,137

Investment in InCon Processing, LLC	2,243,808	2,544,494

Total Other Assets	2,615,196	2,936,631

TOTAL	$2,988,201	$4,106,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$884,699	$664,375

Accrued liabilities	684,047	590,779

Notes Payable and Capital leases	148,000	2,278

Total Current Liabilities	1,716,746	1,257,432

STOCKHOLDERS’ EQUITY

Common stock- $.001 par value — authorized, 45,000,000 shares; 4,593,169 and 4,294,252 issued and outstanding, respectively	4,593	4,294

Preferred stock- $.001 par value — authorized 5,000,000 shares; 591,850 and 0 issued and outstanding, respectively	798,998	0

Additional paid-in capital	37,314,345	37,562,496

Receivable collectible in cash or common stock	(677,117)	(677,117)

Warrants	934,237	874,603

Accumulated deficit	(37,102,398)	(34,914,137)

Common stock in treasury, at cost	(1,203)	(1,203)

Total Stockholders’ Equity	1,271,455	2,848,936

TOTAL	$2,988,201	$4,106,368

See Notes to Condensed Consolidated Financial Statements

Bionutrics, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months		Nine Months
	Ended July 31		Ended July 31

	2001	2000	2001	2000

REVENUES:

Revenue from services	$0	$46,374	$0	$209,098

Revenue from product sales	25,125	21,569	82,461	122,296

Total gross revenues	25,125	67,943	82,461	331,394

DISCOUNTS AND ALLOWANCES	12,237	36,748	38,932	116,669

Net revenues	12,888	31,195	43,529	214,725

COST OF REVENUES	8,486	120,443	56,376	158,125

Gross profit	4,402	(89,248)	(12,847)	56,600

OPERATING EXPENSES:

Selling, general and administrative	538,785	527,421	1,819,562	2,055,336

Research and development	12,350	32,403	57,875	115,108

Total operating expenses	551,135	559,824	1,877,437	2,170,444

Operating loss	(546,733)	(649,072)	(1,890,284)	(2,113,844)

OTHER INCOME (EXPENSE):	(142,359)	14,864	(297,977)	(438)

NET LOSS	$(689,092)	$(634,208)	$(2,188,261)	$(2,114,282)

Weighted average number of common shares outstanding	4,592,836	4,173,679	4,522,019	4,168,611

Basic net loss per common share	$(0.15)	$(0.15)	$(0.48)	$(0.51)

See Notes to Condensed Consolidated Financial Statements

Bionutrics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months
	Ended July 31

	2001	2000

OPERATING ACTIVITIES:

Net Loss	$(2,188,261)	$(2,114,282)

Adjustments to reconcile net loss to cash used in operations:

Depreciation and amortization	31,479	90,236

Loss (Gain) on investment in joint venture	300,686	(14,602)

Stock-based compensation expense	67,306	0

Expenses satisfied with issuance of common stock	43,474	414,814

Changes in operating assets and liabilities:

Trade receivables-net	4,508	(50,370)

Inventory	52,608	152,411

Prepaids and other current assets	28,238	(328)

Accounts payable	220,324	28,421

Accrued liabilities	93,268	53,001

Net cash used in operating activities	(1,346,370)	(1,440,699)

INVESTING ACTIVITIES:

Capital expenditures	0	(3,035)

Net cash used in investing activities	0	(3,035)

FINANCING ACTIVITIES:

Proceeds from issuance of stock and warrants	500,000	0

Proceeds from debt	148,000	900,000

Repayments of debt & capital leases	(2,278)	(6,413)

Net cash provided by (used in) financing activities	645,722	893,587

NET DECREASE IN CASH AND CASH EQUIVALENTS	(700,648)	(550,147)

CASH AND CASH EQUIVALENTS, BEG OF PERIOD	711,563	680,190

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,915	$130,043

Supplemental Disclosure of Noncash Investing and Financing activities:

Contribution of assets to L.L.C		$399,815

See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A -	The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the nine-month period ended July 31, 2001 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 2001. These financial statements should be read in conjunction with the Company’s financial statements and accompanying notes thereto as of and for the year ended October 31, 2000. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception through July 31, 2001 of $37,102,398, which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company’s inability to generate positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. Management is continuing their efforts to reposition the Company as a product development company and as such is engaged in discussions with several potential marketing partners concerning new branded ingredients that the Company is developing, including dietary supplements and functional food products.

NOTE B -	Basic net loss per share is computed by dividing net loss by the weighted average number of common shares assumed outstanding during the presented periods. Options and warrants are excluded from the basic net loss per share calculation as they are anti-dilutive.

NOTE C -	In June 2001, the Company executed a multiple advance non-revolving note to borrow up to $500,000 from affiliates of the Company. The accreted interest is equal to $100,000 if the full $500,000 is advanced under the loan. The note is payable in full on the earlier of (i) January 1, 2002, (ii) the funding of any loan in cumulative amounts in excess of two million dollars, (iii) the issuance by the Company of any common stock or preferred stock in cumulative amounts in excess of one million dollars. The Company has borrowed $148,000 under this note as of July 31, 2001.

This note is secured by 100 shares of common stock of InCon Technologies, Inc.

NOTE D -	In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Subsequent to the issuance of SFAS 133, the FASB has received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS No. 138, which responds to those requests by amending certain provisions of SFAS 133. The statements were adopted for the Company’s fiscal year beginning November 1, 2000. SFAS 133, as amended by SFAS 138, did not have an impact on the Company’s consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for Bionutrics on November 1, 2001). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. We are in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

Note E -	At the close of business on May 29, 2001, the Company effected a one-for-five reverse stock split, as approved by a majority vote of the Company’s stockholders. All common stock and per share data have been restated to give effect to the reverse stock split.

Note F -	On July 18, 2001 the Company received notice from Nasdaq that its securities would be delisted from the Nasdaq SmallCap Market effective July 19, 2001. The Company has requested that the Nasdaq Listing and Hearing council review the July 18, 2001 decision. The Listing Council will likely issue its decision after its meeting in October. Currently, the Company’s shares are traded on the OTC Bulletin Board.

Note G -	Subsequent to the period ended July 31, 2001, the Company and Pharmaceutical Marketing Brands, Inc. (“PMB”) executed a private placement stock purchase agreement for the purchase of 49% of the Company’s issued and outstanding shares of capital stock, on a fully diluted basis, for $5,000,000. The agreement contemplates a close date on or before October 15, 2001. The Board of Directors of the Company will be reconstituted such that a majority of the Board of Directors as of the closing date will be designees of PMB.

In connection with this agreement, PMB was granted 5,000,000 common stock options exercisable at $1.00 per share. These options have a term of ten years, are transferable, and fully vest on October 15, 2001

The issuance of the shares and the options is subject to shareholder approval, the Company’s receipt of a fairness opinion, and other closing contingencies as set forth in the stock purchase agreement, including, but not limited to the re-listing of Bionutrics’ stock as well as satisfactory due diligence by PMB.

The Company also executed a promissory note with PMB to borrow up to $400,000, advances to be made at PMB’s discretion. The interest is equal to the greater of (i) 20% per annum computed on the basis of the actual number of days elapsed and a year of 365 days, or (ii) 20% of the principal amount borrowed, compounded annually. The note is payable in full on the earlier of (i) March 7, 2002, (ii) the purchase of the Company’s stock by PMB pursuant to the aforementioned private placement stock purchase agreement, (iii) the receipt of any debt or equity financing in an amount of at least $1,000,000, (iv) the consummation of any corporate transaction including the sale of any assets. This note is secured by the assets of the Company.

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

Results of Operations

Three months ended July 31, 2001 compared with three months ended July 31, 2000.

Consolidated gross revenues for the quarter ended July 31, 2001 were $25,000 versus $68,000 for the same quarter in 2000, summarized by subsidiary as follows:

	For the Quarter Ended
Subsidiary	July 31,

	2001	2000

Bionutrics Health Products	25,000	22,000

LipoGenics	0	46,000

Total Consolidated Gross Revenues	$25,000	$68,000

Bionutrics Health Products continues to sell through its remaining evolvE® inventory. The Company does not expect evolvE will contribute significant revenue to its operations in the future.

The Company is repositioning itself as a product development company and as such is engaged in discussions with several potential marketing partners involving evolvE® and future branded products including dietary supplements and functional food products. New products will be based on new technology extending beyond a tocotrienol platform. The Company has announced that it is launching two new cardiovascular products under the brand names, “Vitenol E® 20/20 – For Heart & Health” and CARDIO-CIN™ — For

Heart and Health”. Vitenol E is a rice bran extract and is a more effective antioxidant than standard vitamin E. CARDIO-CIN is based on Bionutrics’s patented niacin and soluble fiber composition. These products are targeted to the cholesterol dietary supplement market.

LipoGenics revenues for the three months ended July 31, 2001 are zero compared to the same three months in 2000 of $46,000. The revenues reported in 2000 were attributable to a Phase I Small Business Innovation Research (SBIR) grant from the National Heart, Blood and Lung Institute. As this grant was completed during fiscal year 2000, there are no revenues shown for the same period in 2001.

Cost of revenues for the three months ended July 31, 2001 was $8,000 versus $120,000 for the same quarter in 2000. This reduction is primarily due to a one-time adjustment to inventory of $108,000 recorded in the third quarter of 2000 to reflect market value.

Operating expenses for the three months ended July 31, 2001 were $551,000 versus $560,000 for the same period in 2000.

Other expense for the three months ended July 31, 2001 was $142,000 versus a net income of $15,000 for the same quarter in 2000. This $157,000 decrease is primarily due to the Company’s recognition of its share of InCon Processing’s net loss for the 3 months ended July 31, 2001. The Company uses the equity method to account for its investment in InCon Processing. Consequently, the Company records its share of InCon Processing’s loss for the quarter as a decrease in its investment.

Results of Operations for InCon Processing for the 3 months ended July 31, 2001 compared with the three months ended July 31, 2000 are as follows:

	3 months ended	3 months ended
	July 31, 2001	July 31, 2000

Revenues	$647,000	$1,488,000

Costs	917,000	1,434,000

Net (Loss) Income	$(270,000)	$54,000

Net loss was $689,000 or $.15 per share for the three months ended July 31, 2001 compared to $634,000 or $.15 per share for the same period in 2000.

Nine months ended July 31, 2001 compared with nine months ended July 31, 2000.

Results of Operations

Trends and comments as noted for the third quarter apply also to the nine-month year-to- date comparisons.

Consolidated gross revenues for the nine months ended July 31, 2001 were $82,000 versus $331,000 for the same period in 2000 and is summarized by subsidiary as follows:

	For the Nine months Ended
Subsidiaries	July 31,

	2001	2000

Bionutrics Health Products	82,000	222,000

LipoGenics	0	109,000

Total Gross Revenues	$82,000	$331,000

Bionutrics Health Products Inc. continues to sell through its remaining evolvE® inventory. The Company is repositioning itself as a product development company. Revenues for the nine months ended July 31, 2000 include $100,000 for services related to its development activities.

LipoGenics revenues for the nine months ended July 31, 2001 are zero compared to the same nine months in 2000 of $109,000. The revenues reported in 2000 were attributable to a Phase I Small Business Innovation Research (SBIR) grant from the National Heart, Blood and Lung Institute. As this grant was completed during fiscal year 2000, there are no revenues shown for the same period in 2001.

Cost of revenues for the nine months ended July 31, 2001 was $56,000 versus $158,000 for the same period in 2000. This decrease is primarily attributable to a one-time adjustment to inventory of $108,000 recorded in the third quarter of 2000 to reflect market value.

Operating expenses for the nine months ended July 31, 2001 of $1,877,000 were $293,000 less than that recognized for the same period in 2000 of $2,170,000. Operating expenses for the nine months ended July 31, 2000 included a $350,000 expense related to the issuance of common stock as consideration for consulting services performed for the Company.

Other expense for the nine months ended July 31, 2001 was $298,000 versus $400 for the same period in 2000. This increase is primarily due to the Company’s recognition of its share of InCon Processing’s net loss for the nine months ended July 31, 2001.

Results of Operations for InCon Processing for the 9 months ended July 31, 2001 and 2000 are as follows:

	9 months ended	9 months ended
	July 31, 2001	July 31, 2000

Revenues	$2,380,000	$4,203,000

Costs	2,981,000	4,173,000

Net (Loss) Income	$(601,000)	$29,000

Net loss was $2,188,000 or $.48 per share for the nine months ended July 31, 2001 compared to $2,114,000 or $.51 per share for the same period in 2000.

Liquidity and Capital Resources

Net cash used in operating activities during the nine-month period ended July 31, 2001 was $1,346,000 as compared to $1,441,000 during the same period in 2000.

There was no investing activity for the nine months ended July 31, 2001 as compared to net cash used of $3,000 during the same period in 2000.

Net cash provided by financing activities totaled $646,000 for the nine-month period ended July 31, 2001 versus net cash provided of $894,000 for the same period in 2000. This cash was provided by loans for both years as well as the issuance of stock and warrants for fiscal year 2001.

The Company requires additional financing of at least $3,000,000 to support its general working capital needs such as salaries and administrative expenses for the next 12 months as well as to fund the research and development costs necessary to complete the launch of its recently developed products. The Company has executed a private placement stock purchase agreement with Pharmaceutical Marketing Brands, Inc., (“PMB”) for the purchase of 49% of the Company’s issued and outstanding shares of capital stock, on a fully diluted basis, for $5,000,000. In connection with this agreement, PMB was granted 5,000,000 common stock options exercisable at $1.00 per share. These options have a term of ten years, are transferable, and fully vest on October 15, 2001. The agreement contemplates a close date on or before October 15, 2001 and is subject to shareholder approval, the Company’s receipt of a fairness opinion, and other closing contingencies as set forth in the stock purchase agreement. The Company is also seeking additional capital through debt financing. There can be no assurance that such additional financing will be attainable, or attainable on terms acceptable to the Company. Access by the Company to additional capital will depend substantially upon prevailing market conditions, and the financial condition of and prospects for the Company at the time. On July 18, 2001 the Company received notice from Nasdaq that its securities would be delisted from the Nasdaq SmallCap Market effective July 19, 2001. The Company has requested that the Nasdaq Listing and Hearing Review Council review the July 18, 2001 decision. The Listing Council will likely issue its decision after its meeting in October. Currently, the Company’s shares are traded on the OTC Bulletin Board.

Management is continuing its efforts to reposition the Company as a product development company and, as such, is engaged in discussions with several potential marketing partners involving evolvE® and future branded products, including dietary supplements and functional food ingredients.

BIONUTRICS, INC.

PART II — OTHER INFORMATION

ITEM 2(c)		Changes in Securities:

In May 2001, issued 2,782 shares of common stock at $3.85 per share to Steve Friedman for consulting services.

The above issuance was made pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4		Submission of Matters to a Vote of Security Holders

All share data presented in this Item 4 are presented on a pre-split basis.

On May 21, 2001 the Company filed a Notice of Solicitation of Written Consents to its shareholders of record as of May 18, 2001. The notice sought consent to effect a one-for-five reverse stock split. The Company received consent from a majority of the 22,951,727 common and 591,850 preferred shares outstanding as of May 18, 2001. Consequently, the Company implemented the reverse stock split at the close of business on May 29, 2001.

ITEM 6		Exhibits and Reports on Form 8-K

	(a)	Exhibits

Exhibit 10.50 Multiple Advance Non-Revolving Note

Exhibit 10.51 Loan and Stock Pledge Agreement

	(b)	Reports on Form 8-K

Form 8-K filed July 20, 2001 regarding the Company’s delisting from the Nasdaq SmallCap Market.

Form 8-K filed August 28, 2001 regarding the Stock Purchase Agreement between Pharmaceutical Marketing Brands, Inc. and Bionutrics, Inc.

BIONUTRICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bionutrics, Inc. (Registrant)

Dated: September 14, 2001	By: /s/ Ronald H. Lane

Its: Chairman of the Board, Chief Executive Officer and President

By: /s/ Karen J. Harwell

Its: Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

Exhibit 10.50	Multiple Advance Non-Revolving Note

Exhibit 10.51	Loan and Stock Pledge Agreement