Form 10-K/A
period 2000-10-31
BIONUTRICS INC
filed 2002-01-18
CIK 1030839

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                   FORM 10-K/A
                               Amendment No. 1 to
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                Explanatory Note

      This amendment on Form 10-K/A of Bionutrics, Inc. includes certain revisions to historical financial data and related descriptions but is not intended to update other information presented in the report on Form 10-K as originally filed. This amendment speaks as of the end of the fiscal year 2000 or as of the date of filing the original Form 10-K as required. The amendment reflects the restatement of the Company's financial statements for the years ended October 31, 2000, 1999, and 1998, related to accounting for certain receivables, stock transactions, and a joint venture. See Note 14 to our consolidated financial statements for further discussion of this matter. This Amendment on Form 10-K/A amends the items listed below in the Company's Annual Report on Form 10-K filed on January 17, 2001, for the year ended October 31, 2000.


      Part II

            Item 6      Selected Financial Data

            Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

            Item 8      Financial Statements and Financial Statement Schedule

      Part IV

            Item 14     Exhibits, Financial Statements and Reports on Form 8-K

                                     PART II

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the related notes and with the Company's management's discussion and analysis of financial condition and results of operations, provided elsewhere herein. See Item 14, "Exhibits, Financial Schedules and Reports on Form 8-K," for the historical financial statements of, and other financial information regarding, the Company. This selected financial data contains certain financial information that has been restated. See Note 14 to our consolidated financial statements for further discussion of this matter.


                                                                        YEAR ENDED
                                                                         OCTOBER 31,
                                  --------------------------------------------------------------------------------------------
                                      2000                1999                1998                1997                1996
                                  ------------        ------------        ------------        ------------        ------------
                                 (AS RESTATED)        (AS RESTATED)      (AS RESTATED)       (AS RESTATED)
Statement of Earnings Data:
Gross Revenues                    $    355,624        $  3,689,747        $  6,653,904        $  2,862,843        $     20,000
Net Revenues                      $    134,079        $  3,131,485        $  6,351,278        $  2,427,119        $     20,000
Cost of Sales                     $    165,042        $  2,334,839        $  7,259,015        $  5,013,751        $          0
Gross Profit (Loss)               $    (30,963)       $    796,646        $   (907,737)       $ (2,586,632)       $     20,000
Operating Expenses                   2,952,233           5,813,116          10,794,811          10,022,163           2,996,880
Other Income (Expense)                (162,660)         (391, 193)           2,426,291             266,929             (30,667)
Net Loss                            (3,145,856)         (5,407,663)         (9,276,257)        (12,341,866)         (3,007,547)
Basic and Diluted Loss Per        $       (.15)       $       (.26)       $       (.50)       $       (.77)       $       (.26)
Share(1)

Weighted Average Shares
   Outstanding(1)                   20,948,968          20,714,652          18,716,757          16,042,785          11,564,327
Balance Sheet Data:
Working Capital (Deficit)         $ (1,615,238)       $   (312,490)       $    651,814        $    560,525        $  4,739,882
Total Assets                         4,385,989           5,044,777          10,537,524          13,831,952           6,217,348
Total Liabilities                    2,506,430           1,719,212           2,995,647           4,782,726             936,478
Stockholders equity                  1,879,559           3,325,565           7,541,877           9,036,319           5,280,870


------------------------------

(1) These shares do not include 5,991,811, 5,360,145, 4,957,978, 2,749,577 or
2,128,144 shares of Common Stock for the years ended October 31, 2000, 1999, 1998, 1997 and 1996, respectively, that may be issued upon exercise of outstanding stock options, warrants and convertible preferred stock as they are antidilutive.

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

      THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PRESENTED BELOW REFLECTS CERTAIN RESTATEMENTS TO OUR PREVIOUSLY REPORTED RESULTS OF OPERATIONS FOR THESE PERIODS. SEE NOTE 14 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR A DISCUSSION OF THIS MATTER.


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

    Bionutrics (formerly NutraGenics, Inc. until December 26, 1996) completed a merger with LipoGenics, Inc., a Delaware corporation ("LipoGenics") on October 31, 1996, and LipoGenics became a wholly owned subsidiary of the Company. The merger with LipoGenics was accounted for in a manner similar to a pooling-of-interest and as such Bionutrics's accounts reflect the historic operations of LipoGenics. Bionutrics issued 2,092,743 shares in connection with the merger. Pursuant to the merger, Bionutrics obtained ownership of certain proprietary rights related to dietary supplements previously licensed to it by LipoGenics and acquired ethical drug (a regulated pharmaceutical), functional food and other dietary supplement rights owned by LipoGenics.

    On October 31, 1997, Nutrition Technology Corporation ("Nutrition Technology"), a subsidiary of Bionutrics, completed a forward triangular merger of a subsidiary of Nutrition Technology with InCon Technologies Inc., a specialty chemical processing company in Illinois, ("InCon"). InCon became a wholly owned subsidiary of Nutrition Technology. The merger with InCon was accounted for as a purchase and Bionutrics issued 1,400,000 shares in connection with the merger. In connection with the merger, the edible oil plant sales and consulting business formerly conducted by an InCon affiliate was transferred to InCon International Ltd., a wholly-owned subsidiary of Bionutrics, and specialty vitamin E technology relating to soluble and powder vitamin E owned by another affiliate was transferred to InCon.

      In 1997, the Company launched its first product evolvE(R), a proprietary, tocotrienol cardiovascular health promoting dietary supplement, which attained distribution in 40,000 stores nationwide. In addition, it commenced operations at a 50,000 square foot rice bran extraction facility in Louisiana. The Company's business plan at the time provided for the infusion of additional capital to support the market launch of evolvE and growing the infrastructure to maintain it. Funding delays prompted the Company in 1998 to revise the business plan to accommodate financial constraints. Under the revised business plan, management has sought marketing and manufacturing partners for the Company's products and has focused efforts on the core competency of the Company, that is, the creation of new proprietary, biologically active ingredients. Consistent with this course of action, the Company also decided to seek a partner to take over its rice bran processing operation on a profit sharing basis.

      To this end, in 1998 the company entered into a strategic manufacturing partnership with Associated British Foods, North America/ACH Food Companies, Inc. ("ABF"), which made a substantial investment in Bionutrics' stock. The Company's objective is to employ its technology as a platform for 1) ABF to manufacture value-added micronutrients and nutritional commodities derived through secondary processing of food processing by-products, and 2) to market proprietary functional nutrition ingredients based on these micronutrients through strategic partnerships. Bionutrics' goal is to leverage its core competency to obtain revenue from both the manufacturing and marketing of these value-added micronutrients and nutritional commodity product streams.

      To streamline operations and cut costs, late in 1998 the Company sold its rice bran extraction operation together with related technology to the ABF subsidiary, ACH (formerly AC HUMKO), for approximately $4.5 million. Bionutrics also reduced its employee base by one-half as part of a restructuring of the way the Company markets its principal product, evolvE(R).


    In 1999, the Company reduced its manufacturing exposure by merging its molecular separation operation, InCon, with ACH to create a new joint venture company, InCon Processing, LLC. InCon transferred substantially all of its assets to the newly formed LLC for which it received a payment of $3,000,000 and a 50% interest in the new company. The formation of this venture allowed the Company to more ably avail itself of the research and development capacity of InCon for specialty processing without being encumbered by capital requirements of the operation of for new facilities.

      Since the Company's early days as a development stage company, through the current fiscal year, it has received an opinion noting the substantial doubt about our ability to continue as a going concern from its independent auditors due to the significant recurring operating losses. However, the Company is working towards resolving the conditions giving rise to this opinion through the efforts outlined above.

      The Company has reduced its monthly negative cash flow to less than $250,000 from approximately $1,000,000 during 1998. Management believes the strategy of partnering manufacturing and marketing to leverage our core competency of product development is correct at a time when the functional nutrition market is witnessing such an explosive awakening and growth. We also believe that by reducing our labor and infrastructure costs and focusing on strategic partnerships for revenue generation, we will see significant improvement in the Company's financial condition in the coming year. If the Company is not successful in its efforts to secure strategic partnerships to provide the Company with substantial revenues, management anticipates that operating losses will continue for the foreseeable future.

RESULTS OF OPERATIONS

YEAR ENDED OCTOBER 31, 2000, COMPARED TO YEAR ENDED OCTOBER 31, 1999

    Consolidated gross revenues for the 12 months ended October 31, 2000 were $356,000 versus $3,690,000 for the same 12 months in 1999, summarized by subsidiary as follows (intercompany sales excluded):


            Subsidiary                           2000                 1999
    ----------------------------              --------             ----------
InCon Technologies ......................     $      0             $2,729,000

Bionutrics Health Products ..............      247,000                835,000

Nutrition Technology ....................            0                105,000

LipoGenics ..............................      109,000                 21,000
                                              --------             ----------

Total Consolidated Gross Revenues .......     $356,000             $3,690,000
                                              ========             ==========

    In June 1999, InCon transferred substantially all of its assets to InCon Processing. Therefore, InCon's revenues for the 12 months ended October 31, 2000 are zero as compared to the same period in 1999. As a result of its investment in InCon Processing, the Company will be entitled to 50% of the future profits, if any, but it is anticipated that InCon Processing will retain the cash generated from operations for the foreseeable future to expand and develop its business.

    Bionutrics Health Products revenues reflect the sales of its first product, evolvE(R), as well as revenues related to product development activities during fiscal year 2000. As of the 12 months ended October 31, 2000, evolvE(R) maintained distribution in over 10,000 stores including many leading drug and food chains throughout the United States. The Company also sells the product directly to the consumer via the Internet. Nonetheless, sales of evolvE(R) have been less than anticipated and declining because the Company was forced to cut back on budgeted advertising and promotions for the product due to delays in raising capital during this and prior periods. In addition, some customers have returned the product due to low volume activity. The provision for returns account for the year ended October 31, 1999 includes a one-time charge of $125,000, to increase the allowance account for the possible returns resulting from the advertising cut back and resulting product expiration. The Company recognizes that a substantial advertising program is necessary to achieve growth in the evolvE(R) product line, and that failure to show positive sales trends will have a negative impact on obtaining and maintaining distribution store accounts. The Company is seeking a marketing partner to provide the resources needed to properly market and promote the evolvE(R) brand and other anticipated dietary supplements and functional food products. The Company is engaged in discussions with several potential marketing partners involving the present and future brand products.

    Nutrition Technology is substantially inactive. Gross revenues reflected in fiscal 1999 represent remaining byproducts sold out of inventory. In August of 1998, the Company entered into a contract with ACH which provided: (i) for the sale of certain rice bran oil and processing assets to ACH; (ii) for the development of rice bran oil and other derivative products whereby Bionutrics will receive a perpetual profit sharing interest; and (iii) for a supply agreement where ACH will provide rice bran-derived ingredients. All elements of the alliance with ACH were executed on or before October 31, 1998.

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

      Operating expenses for the 12 months ended October 31, 2000 of $2,952,000 were $2,861,000 lower than that recognized for the same 12 months in 1999 of $5,813,000. This reduction is primarily due to the 50/50 joint venture entered into during the third quarter of 1999 with ACH as well as significantly reduced advertising and salaries expense and a cost containment program.

      Other expense for the 12 months ended October 31, 2000 was $163,000 compared to the prior years' expense of $391,000. The current year includes certain non-recurring income items. Both years reflect our 50% share of the net loss recognized by InCon Processing.

      Net loss decreased to $3,146,000, or $.15 per share for the 12 months ended October 31, 2000 from $5,408,000, or $.26 per share for the 12 months ended October 31, 1999 due primarily to lower cost of revenues and operating expenses as outlined above.

YEAR ENDED OCTOBER 31, 1999, COMPARED TO YEAR ENDED OCTOBER 31, 1998

    Consolidated gross revenues for the 12 months ended October 31, 1999 were $3,690,000 versus $6,654,000 for the same 12 months in 1998, summarized by subsidiary as follows (intercompany sales excluded):


          Subsidiary                       1999             1998
      --------------------              ----------       ----------
InCon Technologies ..............       $2,729,000       $4,104,000

Bionutrics Health Products ......          835,000        2,190,000

Nutrition Technology ............          105,000          360,000

LipoGenics ......................           21,000                0
                                        ----------       ----------

Total Consolidated Gross Revenues       $3,690,000       $6,654,000
                                        ==========       ==========

    InCon Technologies' gross revenues are primarily attributed to toll processing of materials from a variety of customers. In June 1999, InCon transferred substantially all of its assets to InCon Processing. InCon Processing took over substantially all of the business currently engaged in by InCon related to toll processing, molecular separation, and the design and sale of molecular separation facilities. As a result of its investment in InCon Processing, the Company will be entitled to 50% of the future profits, if any. However, it is anticipated that InCon Processing will retain the cash generated from operations for the foreseeable future to expand and develop its business. Therefore, revenues for the 12 months ended 1999 are substantially reduced compared to the same period 1998.

    Bionutrics Health Products revenues reflect the sales of its first product, evolvE(R). As of the 12 months ended October 31, 1999, evolvE(R), offered in three packages, was distributed by over 25,000 stores including many leading drug and food chains throughout the United States. Nonetheless, sales of evolvE(R) have been less than anticipated and declining because the Company was forced to cut back on budgeted advertising and promotions for the product due to delays in raising capital during this and prior periods. In addition, some customers have returned the product due to low volume activity. The Company recognizes that a substantial advertising program is necessary to achieve growth in the evolvE(R) product line, and that failure to show positive sales trends will have a negative impact on obtaining and maintaining distribution store accounts. The Company is seeking a marketing partner to provide the resources needed to properly market and promote the evolvE(R) brand and other anticipated dietary supplements and functional food products. The Company is engaged in discussions with several potential marketing partners involving the present and future brand products.

    Nutrition Technology is substantially inactive. Gross revenues reflected in both periods represent remaining byproducts sold out of inventory. In August of 1998, the Company entered into a contract with ACH which provided: (i) for the sale of certain rice bran oil and processing assets to ACH; (ii) for the development of rice bran oil and other derivative products whereby Bionutrics will receive a perpetual profit sharing interest; and (iii) for a supply agreement where ACH will provide rice bran-derived ingredients. All elements of the alliance with ACH were executed on or before October 31, 1998.

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

      Operating expenses for the 12 months ended October 31, 1999 of $5,813,000 were $4,981,000 lower than that recognized for the same 12 months in 1998 of $10,794,000. This reduction is due to significantly reduced advertising and salaries, cost containment programs, as well as the 50/50 joint venture entered into during the third quarter of 1999 with ACH.

      Other expense for the 12 months ended October 31, 1999 was $391,000 compared to the prior years' income of $2,426,000. The prior years' income is essentially attributable to the gain recognized on the sale of processing assets to ACH from the West Monroe, Louisiana plant.

      Net loss decreased to $5,408,000, or $.26 per share for the 12 months ended October 31, 1999 from $9,276,000, or $.50 per share for the 12 months ended October 31, 1998 due primarily to lower cost of revenues and operating expenses as outlined above.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities during the 12-month period ended October 31, 2000, was $1,857,000 as compared to $3,325,000 during the same period in 1999. This decrease is due primarily to lower cost of revenues and operating expenses.

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

      The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative operating losses of $35,051,000 through October 31, 2000, which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate gross profits and positive cash flows from operations raise substantial doubt about whether the Company will be able to continue as a going concern for a reasonable period of time.

      The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to maintain adequate financing, and ultimately to attain successful operations.

      The Company will require additional financing at the beginning of the third quarter of the current fiscal year. It will require at least $3,000,000 to support its general working capital needs such as salaries and administrative expenses for the next year as well as to fund the research and development costs necessary to complete the launch of its recently developed products. If the Company were in a position to begin phase II trials, it would require at least an additional $500,000. The Company is currently in negotiations to secure this necessary capital through debt financing. The Company is also currently seeking equity financing through private placements to act as a short-term bridge while completing the debt financing. Such additional financing may not be attainable, or attainable on terms acceptable to the Company. Access to additional capital will depend substantially upon prevailing market conditions, and the financial condition of and prospects for the Company at the time.

      If the Company's stock price and trading volume stay at current levels, it will only be able to draw down the minimum amount of $100,000 during each of the draw down periods under the common stock purchase agreement. Should this occur, it is anticipated that the Company's available cash resources will meet its requirements for only the next month. The Company does not anticipate exercising its right to draw down the equity line at the current stock price and trading volume. The Company is only permitted to exercise a draw down every 29 consecutive trading days, which at current prices and volume would result in aggregate proceeds of $900,000.

      The Company is continuing its efforts to reposition itself as a product development company and, as such, is engaged in discussions with several potential marketing partners involving evolvE(R) and future branded products, including dietary supplements and functional food ingredients.

ITEM 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

      Reference is made to the Consolidated Financial Statements, the Notes thereto and Independent Auditors' Report thereon commencing at Page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are included herein by reference.

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

          10.31 Registration Rights Agreement dated September 7, 2000 between the Company and Justicia Holdings Limited (11)

          10.32     Escrow Agreement dated September 7, 2000 among the Company,
                    Justicia Holdings Limited and Epstein, Becker & Green P.C. (11)

          10.33     Form of Stock Purchase Warrant pursuant to Common Stock
                    Purchase Agreement dated September 7, 2000 (11)

          10.34     Promissory note for $250,000 dated June 19, 2000 between
                    Milton Okin and the Company

          10.35     Common Stock Purchase Agreement dated September 20, 2000
                    between the Company and AMRO International, S.A. (12)

          10.36 Registration Rights Agreement dated September 20, 2000 between the Company and AMRO International, S.A. (12)

          10.37     Escrow Agreement dated September 20, 2000 among the Company,
                    AMRO International, S.A. and Epstein, Becker & Green P.C. (12)

          10.38     Warrant Agreement for the purchase of 50,000 shares of Common
                    Stock dated September 20, 2000 between the Company and AMRO
                    International, S.A. (12)

          10.39 Common Stock Purchase Agreement dated October 25, 2000 between the Company and Tamarack International Limited (12)

          10.40     Warrant Agreement for the purchase of 50,000 shares of Common
                    Stock dated October 25, 2000 between the Company and Tamarack
                    International Limited (12)

          10.41     Series A Convertible Preferred Stock Acquisition Agreement
                    dated October 27, 2000 between the Company and Milton Okin (12)

          10.42     Common Stock Acquisition Agreement dated October 28, 2000
                    between the Company and Macropower Development Limited (12)

          10.43     First Modification to the Master Formation Agreement for InCon
                    Processing, LLC, entered into October 30, 2000 among ACH Food
                    Companies, Inc. (formerly AC HUMKO CORP.), InCon
                    Technologies, Inc., InCon International, Inc., Nutrition
                    Technology Corp. and Bionutrics, Inc. (12)

          10.44     First Modification to the Members Agreement for InCon
                    Processing, LLC, entered into October 30, 2000 among ACH Food
                    Companies, Inc. (formerly AC HUMKO CORP.), InCon Technologies,
                    Inc. and Bionutrics, Inc. (12)

          10.45 Common Stock Acquisition Agreement dated October 30, 2000 between the Company and ACH Food Companies, Inc. (formerly AC
                    HUMKO CORP.) (12)

          10.46 Warrant Agreement for the purchase of 2,000,000 shares of Common Stock dated October 30, 2000 between the Company and
                    ACH Food Companies, Inc. (formerly AC HUMKO CORP.) (12)

          10.47 Common Stock Purchase Agreement dated December 20, 2000 by and between the Company and Ropart Investments, LLC (12)

          10.48     Warrant Agreement for the purchase of 70,000 shares of Common
                    Stock dated December 20, 2000 between the Company and Ropart
                    Investments, LLC (12)

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

(10) Incorporated by reference to Registrant's First Quarter Form 10-Q filed with the Commission on or about March 15, 2000

(11) Incorporated by reference to Registrant's Third Quarter Form 10-Q filed with the Commission on or about September 13, 2000

(12) Incorporated by reference to Registrant's Form 10-K filed with the Commission on or about January 17, 2001

(b)   Financial Statements filed as part of this Report:

           Consolidated Financial Statements and Supplemental Schedules as listed in the Index to Consolidated Financial Statements on Page F-1 of this Report.

(c)   Reports on Form 8-K:

           None

(d)   Financial Statement Schedules:

           Valuation and Qualifying Accounts

                                   SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BIONUTRICS, INC.

Date: January 17, 2002             By:/s/Ronald H. Lane
                                      --------------------------
                                         Ronald H. Lane
                                         President and Chief Executive
                                         Officer (Principal Executive Officer)

BIONUTRICS, INC. AND
SUBSIDIARIES

Restated Consolidated Financial
Statements as of October 31, 2000 and
1999, and for Each of the Three Years in the Period Ended October 31, 2000, and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Board of Directors
Bionutrics, Inc.
Phoenix, Arizona

We have audited the consolidated balance sheets of Bionutrics, Inc. and subsidiaries (the "Company") as of October 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's operating losses since inception, the uncertainty regarding the Company's ability to raise additional capital, and the Company's inability to generate income and positive cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Deloitte & Touche LLP

Phoenix, Arizona
December 8, 2000
  December 30, 2000 as to Note 13;
  December 26, 2001 as to the effects of the restatement discussed in Note 14

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2000 AND 1999
-------------------------------------------------------------------------------

                                                                                                       2000                1999
                                                                                                     (AS RESTATED, SEE NOTE 14)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                       $    711,563         $    680,190
  Trade receivables - net of allowance for bad debts of $311,310 and $48,925, respectively              16,845              364,823
  Inventory (Note 3)                                                                                   100,401              259,489
  Prepaids and other current assets                                                                     62,383               99,942
                                                                                                  ------------         ------------

          Total current assets                                                                         891,192            1,404,444
                                                                                                  ------------         ------------

PROPERTY - Net of accumulated depreciation of $342,573 and $264,354, respectively (Note 4)              15,474               90,659
                                                                                                  ------------         ------------

OTHER ASSETS:
  Patents - net of accumulated amortization of $177,328 and $149,664, respectively                     392,137              419,801
  Investment in InCon Processing, L.L.C. (Note 10)                                                   3,087,186            3,129,873
                                                                                                  ------------         ------------

          Total other assets                                                                         3,479,323            3,549,674
                                                                                                  ------------         ------------

TOTAL                                                                                             $  4,385,989         $  5,044,777
                                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                $    664,375         $    533,013
  Accrued liabilities                                                                                  939,777            1,175,275
  Current portion of notes payable (Note 5)                                                            902,278                8,646
                                                                                                  ------------         ------------

          Total current liabilities                                                                  2,506,430            1,716,934

NOTES PAYABLE  - Net of current portion (Note 5)                                                                              2,278
                                                                                                  ------------         ------------

          Total liabilities                                                                          2,506,430            1,719,212
                                                                                                  ------------         ------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 6, 8, and 11)

STOCKHOLDERS' EQUITY (Note 6):
  Common stock, $.001 par value - authorized, 45,000,000 shares;
    issued, 21,471,252 and 20,812,774, respectively                                                     21,468               20,809
  Preferred stock, $.001 par value - authorized, 5,000,000 shares;
    no issued and outstanding shares
  Additional paid-in capital                                                                        36,296,324           32,166,750
  Warrants                                                                                             874,603            3,304,986
  Accumulated deficit                                                                              (35,311,633)         (32,165,777)
  Common stock in treasury - 1,202,886 shares at cost                                                   (1,203)              (1,203)
                                                                                                  ------------         ------------

          Total stockholders' equity                                                                 1,879,559            3,325,565
                                                                                                  ------------         ------------

TOTAL                                                                                             $  4,385,989         $  5,044,777
                                                                                                  ============         ============


See notes to consolidated financial statements.

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 2000, 1999, AND 1998
------------------------------------------------------------------------------

                                                              2000                   1999                   1998
                                                          ------------           ------------           ------------
                                                          (As Restated,         (As Restated,           (As Restated,
                                                           see Note 14)          see Note 14)            see Note 14)
REVENUES (Note 1):
  Revenue from services                                   $    209,098           $  2,516,554           $  3,999,408
  Revenue from product sales                                   146,526              1,173,193              2,654,496
                                                          ------------           ------------           ------------

          Total gross revenues                                 355,624              3,689,747              6,653,904

DISCOUNTS AND ALLOWANCES                                       221,545                558,262                302,626
                                                          ------------           ------------           ------------

NET REVENUES                                                   134,079              3,131,485              6,351,278

COST OF REVENUES                                               165,042              2,334,839              7,259,015
                                                          ------------           ------------           ------------

GROSS (LOSS) PROFIT                                            (30,963)               796,646               (907,737)
                                                          ------------           ------------           ------------

OPERATING EXPENSES:
  Selling, general, and administrative (Note 9)              2,836,833              5,445,046             10,362,505
  Research and development                                     115,400                368,070                432,306
                                                          ------------           ------------           ------------

          Total operating expenses                           2,952,233              5,813,116             10,794,811
                                                          ------------           ------------           ------------

OPERATING LOSS                                              (2,983,196)            (5,016,470)           (11,702,548)
                                                          ------------           ------------           ------------

OTHER (EXPENSE) INCOME:
  Net interest expense (Notes 5 and 9)                         (31,657)               (25,313)              (127,225)
  Other income (expense)                                       211,684                (30,237)
  Equity in losses of Incon Processing, L.L.C ..
    (Note 10)                                                  (42,687)               (70,127)
  Net (loss) gain on disposal of assets (Note 6)              (300,000)              (265,516)             2,553,516
                                                          ------------           ------------           ------------

           Other (expense) income - net                       (162,660)              (391,193)             2,426,291
                                                          ------------           ------------           ------------

NET LOSS                                                  $ (3,145,856)          $ (5,407,663)          $ (9,276,257)
                                                          ============           ============           ============


BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                                            $      (0.15)          $      (0.26)          $      (0.50)
                                                          ============           ============           ============

SHARES USED IN THE COMPUTATION OF NET
  LOSS PER SHARE - BASIC AND DILUTED                        20,948,968             20,714,652             18,716,757
                                                          ============           ============           ============


See notes to consolidated financial statements.

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 2000, 1999, AND 1998
------------------------------------------------------------------------------


                                                                         COMMON STOCK         ADDITIONAL           WARRANTS
                                                                     ----------------------     PAID-IN      -------------------
                                                                       SHARES      AMOUNT       CAPITAL       SHARES      AMOUNT
BALANCE, NOVEMBER 1, 1997                                             17,814,205   $ 17,812   $ 26,501,567

  Issuance of common shares resulting from stock
    options exercised                                                      8,333          8         41,647
  Issuance of common  shares for cash at $8 per share
    (net of issuance costs), December 1997                                83,050         82        380,183
  Issuance of common shares for cash at $7.25 per share,
    February 1998                                                        413,793        414      2,999,586
  Issuance of common shares for services at $6.375 per share,
    April 1998                                                            10,000         10         63,740
  Issuance of common shares for incentive compensation at
    $6.75 per share, June 1998                                             4,922          5         33,218
  Issuance of common stock warrants for cash                                                                   700,000  $   50,000
  Issuance of common shares and warrants for cash at $2 per
    share, August 1998                                                 2,000,000      2,000      1,200,864   2,000,000   2,797,136
  Issuance of common shares for incentive compensation at
    $1.75 per share, October 1998                                         21,429         21         37,479
  Compensation expense from nonemployee stock options
    (Note 6)                                                                                       175,422
  Net loss - year ended October 31, 1998 (as restated, see Note 14)
                                                                      ----------   --------   ------------   ---------  ----------

BALANCE, OCTOBER 31, 1998 (as restated, see Note 14)                  20,355,732     20,352     31,433,706   2,700,000   2,847,136

  Issuance of common shares and warrants for cash at $2
    per share, January 1999                                              250,000        250        215,404     500,000     284,346
  Issuance of common shares for services at $1.25 per share,
    February 1999                                                        100,000        100        124,900
  Issuance of common shares for services at $1.375 per share,
    February 1999                                                        100,000        100        137,400
  Issuance of common stock warrants for services at $4 per
    share, April 1999                                                                                          100,000      11,603
  Issuance of common stock warrants for services at $2
    per share, August 1999                                                                                     100,000      86,907
  Issuance of common stock warrants for services at $7
    per share, August 1999                                                                                      30,000      74,994
  Issuance of common shares as consideration for rights
    granted under an option agreement at $1.42 per share,
    October 1999                                                           7,042          7          9,993
  Issuance of common stock options as partial consideration
    for rights granted under a license and sublicense agreement
    at $2 per share, October 1999                                                                   51,574
  Compensation expense from nonemployee stock options
    (Note 6)                                                                                       193,773
  Net loss - year ended October 31, 1999 (as restated, see Note 14)
                                                                      ----------   --------   ------------   ---------  ----------
BALANCE, OCTOBER 31, 1999 (as restated, see Note 14)                  20,812,774     20,809     32,166,750   3,430,000   3,304,986


                                                                                          COMMON STOCK
                                                                                           IN TREASURY           TOTAL
                                                                        ACCUMULATED   ----------------------  STOCKHOLDERS'
                                                                          DEFICIT        SHARES      AMOUNT      EQUITY
BALANCE, NOVEMBER 1, 1997                                              $ (17,481,857)  (1,202,886)  $ (1,203)  $ 9,036,319

  Issuance of common shares resulting from stock
    options exercised                                                                                               41,655
  Issuance of common  shares for cash at $8 per share
    (net of issuance costs), December 1997                                                                         380,265
  Issuance of common shares for cash at $7.25 per share,
    February 1998                                                                                                3,000,000
  Issuance of common shares for services at $6.375 per share,
    April 1998                                                                                                      63,750
  Issuance of common shares for incentive compensation at
    $6.75 per share, June 1998                                                                                      33,223
  Issuance of common stock warrants for cash                                                                        50,000
  Issuance of common shares and warrants for cash at $2 per
    share, August 1998                                                                                           4,000,000
  Issuance of common shares for incentive compensation at
    $1.75 per share, October 1998                                                                                   37,500
  Compensation expense from nonemployee stock options
    (Note 6)                                                                                                       175,422
  Net loss - year ended October 31, 1998 (as restated, see Note 14)       (9,276,257)                           (9,276,257)
                                                                       -------------   ----------   --------   -----------

BALANCE, OCTOBER 31, 1998 (as restated, see Note 14)                     (26,758,114)  (1,202,886)    (1,203)    7,541,877

  Issuance of common shares and warrants for cash at $2
    per share, January 1999                                                                                        500,000
  Issuance of common shares for services at $1.25 per share,
    February 1999                                                                                                  125,000
  Issuance of common shares for services at $1.375 per share,
    February 1999                                                                                                  137,500
  Issuance of common stock warrants for services at $4 per
    share, April 1999                                                                                               11,603
  Issuance of common stock warrants for services at $2
    per share, August 1999                                                                                          86,907
  Issuance of common stock warrants for services at $7
    per share, August 1999                                                                                          74,994
  Issuance of common shares as consideration for rights
    granted under an option agreement at $1.42 per share,
    October 1999                                                                                                    10,000
  Issuance of common stock options as partial consideration
    for rights granted under a license and sublicense agreement
    at $2 per share, October 1999                                                                                   51,574
  Compensation expense from nonemployee stock options
    (Note 6)                                                                                                       193,773
  Net loss - year ended October 31, 1999 (as restated, see Note 14)       (5,407,663)                           (5,407,663)
                                                                       -------------   ----------   --------   -----------
BALANCE, OCTOBER 31, 1999 (as restated, see Note 14)                     (32,165,777)  (1,202,886)    (1,203)    3,325,565


See notes to consolidated financial statements
                                                                     (Continued)

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------



                                                                       COMMON STOCK         ADDITIONAL           WARRANTS
                                                                   ----------------------     PAID-IN      -------------------
                                                                     SHARES       AMOUNT       CAPITAL       SHARES      AMOUNT
BALANCE, OCTOBER 31, 1999 (as restated, see Note 14)                20,812,774   $ 20,809  $ 32,166,750    3,430,000   $ 3,304,986

  Issuance of common shares for incentive compensation at $2
    per share, December 1999                                             7,407          7        14,807
  Expiration of warrants to purchase common shares,
    January 2000                                                                                111,800     (250,000)     (111,800)
  Issuance of common shares for incentive compensation at
    $1.75 per share, March 2000                                         28,571         29        49,971
  Issuance of common shares for services at $4 per share,
    April 2000                                                          87,500         88       349,912
  Expiration of warrants to purchase common shares,
    August 2000                                                                               2,797,136   (2,000,000)   (2,797,136)
  Issuance of common shares for fees and expenses of investor
    at $1 per share, September 2000 (Note 1)                            25,000         25        24,975
  Issuance of common stock warrants in connection with
    equity line, September 2000 (Note 1)                                                        (95,037)     200,000        95,037
  Issuance of common shares and warrants for cash at $1
    per share, September 2000                                          500,000        500       475,497       50,000        24,003
  Issuance of common shares for stock-related expenses,
    September 2000                                                      10,000         10           (10)
  Payment for 500,000 shares at $1 per share and stock
    warrants, October 2000 (Note 1)                                                             471,926       50,000        28,074
  Issuance of common stock warrants to replace expired warrants
    at $2 per share, October 2000                                                              (278,602)   2,000,000       278,602
  Amended warrant exercise price for the purchase of 100,000 shares of common stock from $2 to $1 per share as
    consideration for a liability, October 2000                                                                             52,837
  Compensation expense from nonemployee stock options
    (Note 6)                                                                                    207,199
  Net loss - year ended October 31, 2000
    (as restated, see Note 14)
                                                                    ----------   --------  ------------    ---------     ---------
BALANCE, OCTOBER 31, 2000 (as restated, see Note 14)                21,471,252   $ 21,468  $ 36,296,324    3,480,000     $ 874,603
                                                                    ==========   ========  ============    =========     =========



                                                                                         COMMON STOCK
                                                                                         IN TREASURY           TOTAL
                                                                     ACCUMULATED   ----------------------  STOCKHOLDERS'
                                                                        DEFICIT        SHARES      AMOUNT      EQUITY
BALANCE, OCTOBER 31, 1999 (as restated, see Note 14)                  $ (32,165,777)  (1,202,886) $ (1,203)  $ 3,325,565

  Issuance of common shares for incentive compensation at $2
    per share, December 1999                                                                                      14,814
  Expiration of warrants to purchase common shares,
    January 2000
  Issuance of common shares for incentive compensation at
    $1.75 per share, March 2000                                                                                   50,000
  Issuance of common shares for services at $4 per share,
    April 2000                                                                                                   350,000
  Expiration of warrants to purchase common shares,
    August 2000
  Issuance of common shares for fees and expenses of investor
    at $1 per share, September 2000 (Note 1)                                                                      25,000
  Issuance of common stock warrants in connection with
    equity line, September 2000 (Note 1)
  Issuance of common shares and warrants for cash at $1
    per share, September 2000                                                                                    500,000
  Issuance of common shares for stock-related expenses,
    September 2000
  Payment for 500,000 shares at $1 per share and stock
    warrants, October 2000 (Note 1)                                                                              500,000
  Issuance of common stock warrants to replace expired warrants at $2 per share, October 2000
  Amended warrant exercise price for the purchase of 100,000 shares of common stock from $2 to $1 per share as
    consideration for a liability, October 2000                                                                   52,837
  Compensation expense from nonemployee stock options
    (Note 6)                                                                                                     207,199
  Net loss - year ended October 31, 2000
    (as restated, see Note 14)                                          (3,145,856)                           (3,145,856)
                                                                      -------------   ----------  --------   -----------
BALANCE, OCTOBER 31, 2000 (as restated, see Note 14)                  $ (35,311,633)  (1,202,886) $ (1,203)  $ 1,879,559
                                                                      =============   ==========  ========   ===========


See notes to consolidated financial statements.
                                                                     (Concluded)

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2000, 1999, AND 1998
------------------------------------------------------------------------------

                                                                         2000               1999               1998
                                                                    (As Restated,      (As Restated,       (As Restated,
                                                                     SEE NOTE 14)       SEE NOTE 14)        SEE NOTE 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(3,145,856)        $(5,407,663)        $ (9,276,257)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                        105,883             626,048            1,352,212
    Loss (gain) on sale of assets                                        300,000             265,516           (2,553,516)
    Provision for bad debts                                              263,071
    Equity in losses of InCon Processing, L.L.C                           42,687              70,127
    Stock option compensation expense                                    207,199             193,773              175,422
    Expenses satisfied with issuance of common stock
      and warrants                                                       492,651             436,004              134,473
    Changes in operating assets and liabilities:
      Trade receivables                                                   84,907              33,086              315,960
      Inventory                                                          159,088             504,165              536,404
      Prepaids and other current assets                                   37,559              47,380              384,230
      Accounts payable                                                   131,362            (166,437)          (1,678,595)
      Accrued liabilities                                               (535,498)             73,205             (904,798)
                                                                     -----------         -----------         ------------
          Net cash used in operating activities                       (1,856,947)         (3,324,796)         (11,514,465)
                                                                     -----------         -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (3,034)           (133,950)          (1,462,129)
  Patents and rights to technology acquired                                                  (15,000)            (125,000)
  Proceeds from disposal of fixed assets and patents                                       3,004,000            4,543,855
  Investment in InCon Processing, L.L.C                                                     (272,244)
                                                                     -----------         -----------         ------------
          Net cash (used in) provided by investing activities             (3,034)          2,582,806            2,956,726
                                                                     -----------         -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                     900,000             200,000            3,225,000
  Net proceeds from issuance of common stock and warrants              1,000,000             500,000            7,471,920
  Repayments of debt and capital leases                                   (8,646)           (982,220)          (2,615,902)
                                                                     -----------         -----------         ------------
          Net cash provided by (used in) financing activities          1,891,354            (282,220)           8,081,018
                                                                     -----------         -----------         ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                        31,373          (1,024,210)            (476,721)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                      680,190           1,704,400            2,181,121
                                                                     -----------         -----------         ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $   711,563         $   680,190         $  1,704,400
                                                                     ===========         ===========         ============


See notes to consolidated financial statements.
                                                                     (Continued)

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2000, 1999, AND 1998
------------------------------------------------------------------------------

                                                                         2000                 1999                  1998
                                                                                   (AS RESTATED, SEE NOTE 14)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION -
  Cash paid during the year for interest                               $    614            $    65,344             $149,253
                                                                       ========            ===========             ========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Liability resulting from joint venture  (Note 1)                     $300,000
                                                                       ========
  Acquisition of equipment under capital leases                                                                    $173,808
                                                                                                                   ========
  Contribution of net assets to InCon Processing, L.L.C
    by InCon Technologies, Inc.:
      Accounts receivable                                                                  $  (594,151)
      Property and equipment                                                                (4,861,855)
      Goodwill                                                                                (872,060)
      Accounts payable                                                                         391,396
      Accrued liabilities and other current liabilities                                          8,914
                                                                                           -----------
            Net asses contributed                                                           (5,927,756)
      Less cash received                                                                     3,000,000
                                                                                           -----------
      Net assets contributed for share of investment in
         joint venture                                                                     $(2,927,756)
                                                                                           ===========


See notes to consolidated financial statements.

BIONUTRICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2000, 1999, AND 1998
-------------------------------------------------------------------------------


1.    ORGANIZATION AND BASIS OF PRESENTATION

      BIONUTRICS, INC. - Bionutrics, Inc. ("Bionutrics) consists of Bionutrics and its wholly-owned subsidiaries, LipoGenics, Inc., Bionutrics Health Products, Inc., Nutrition Technologies Corporation, InCon International Ltd., and InCon Technologies, Inc. ("InCon") (collectively referred to as the "Company").

      During 1998 and 1999, Bionutrics' operating strategy of manufacturing and marketing its product was changed, as it sold a substantial amount of its operating assets. Bionutrics' new strategy is to partner the manufacturing and marketing of such new products through licensing arrangements. Revenues for the years ended October 31, 2000, 1999, and 1998 are derived primarily from two sources: services and product sales. For the year ended October 31, 2000, revenues from services were primarily attributed to product development and grant research activities. For the years ended October 31, 1999 and 1998, revenues from services were primarily attributed to molecular distillation toll processing of materials for a variety of customers. Revenues from product sales during the year ended October 31, 2000 were entirely from the sales of evolvE(R), the Company's dietary supplement product. Revenues from product sales during the years ended October 31, 1999 and 1998 were primarily attributed to equipment sales, as well as the sale of evolvE(R).

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative operating losses of $35,311,633 through October 31, 2000, which have been funded through the issuance of common stock and debt. The losses incurred to date, the uncertainty regarding the Company's ability to raise additional capital, and the Company's inability to generate income and positive cash flows from operations raise substantial doubt about whether the Company will be able to continue as a going concern for a reasonable period of time.

      The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to maintain adequate financing, and ultimately to attain successful operations.

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

      Management is continuing its efforts to obtain additional funds through the issuance of common stock in private transactions and management is also continuing its efforts to reposition the Company as a product development company and, as such, is engaged in discussions with several potential marketing partners involving evolvE(R) and future branded products, including dietary supplements and functional food ingredients. The Company plans to develop, patent, and trademark novel products while its marketing partners will provide the distribution, marketing, and sales support. New products are expected to be based on new technology.

      In June 1999, the Company entered into a 50/50 joint venture with ACH Food Companies, Inc. ("ACH," formerly known as AC HUMKO CORP.), wherein InCon transferred substantially all of its assets to a newly formed limited liability company, InCon Processing, L.L.C. ("InCon Processing"), for which it received a payment of $3,000,000 and a 50 percent interest in the joint venture. InCon Processing took over substantially all of the business previously engaged in by InCon relating to toll processing, molecular separation, and the design and sale of molecular separation facilities. InCon Processing expects to utilize the InCon expertise to expand its existing business and to expand its business into processing micronutrients that would be available for food grade products. On October 30, 2000, the Company agreed to issue 300,000 shares of its common stock to ACH as consideration for the release of certain contingent obligations under the Master Formation Agreement and Members Agreement related to the formation of InCon Processing. A liability for the future issuance of the shares is included in accrued liabilities as of October 31, 2000.

      On September 7, 2000, the Company and a private investor entered into a Common Stock Purchase Agreement (the "Agreement") for the future issuance and purchase of shares of the Company's common stock. The Agreement establishes what is sometimes termed as an equity line of credit or an equity draw down facility. The Agreement permits the Company, in its discretion, and subject to certain restrictions, to sell up to an aggregate of 4,000,000 shares, with the maximum amount for each sale not to exceed $1,000,000 each month, based on a formula of weighted-average price and total trading volume for a given period. The period during which the Company can make such sales is two years beginning upon the effective date of a registration statement for the resale of the shares. The price is based on the volume weighted-average daily price of the Company's common stock for the 22 trading days following a draw down notice. The Company can establish a threshold price below which it will not sell shares. The price is discounted by 10 percent, decreasing by .25 percent to 7 percent for each $12,500,000 that the Company's market capitalization exceeds $60,000,000. In lieu of a minimum draw down commitment, the Company has issued a three-year warrant for the purchase of 200,000 shares of common stock at an exercise price of $1.535 per share, equal to 120 percent of the average volume weighted-average daily price for the 15 trading days before the date of issuance of the warrant. In addition, 35 day warrants will be issued in connection with each draw down for the purchase of a number of shares equal to 17.5 percent of the draw down amount divided by the weighted average of the purchase prices during the applicable period. In payment of fees and expenses of the investor, the Company has issued 25,000 shares of its common stock to the investor.

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

      On September 20, 2000, the Company raised $500,000 in capital through issuance of common stock at $1.00 per share. In conjunction with this issuance, warrants to purchase 50,000 shares of common stock were issued with an exercise price of $1.10. These warrants expire on September 20, 2003. Additionally, in connection with this transaction the Company issued 10,000 shares of common stock to the investors as payment for their legal fees, expenses, and related disbursements. The agreement allows for a two percent penalty to be charged to the Company if such shares are not registered with the Securities and Exchange Commission ("SEC") on a timely basis.

      On October 25, 2000, the Company raised $500,000 in capital through the sale of common stock. This common stock was subscribed to at $1.00 per share. In conjunction with this issuance, warrants to purchase 50,000 shares of common stock were issued with an exercise price of $1.00. These warrants expire on October 24, 2002. These shares were issued on November 28, 2000.

      On October 30, 2000, the Company issued one-year warrants to purchase 2,000,000 shares of common stock at $2.00 per share to ACH. These warrants were issued to effectively extend the exercise period for the original warrants issued to ACH that expired August 14, 2000, in order to extend the period during which ACH may obtain an additional equity interest in the Company.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Bionutrics and its wholly-owned subsidiaries, LipoGenics, Inc., Bionutrics Health Products, Inc., InCon International Ltd., InCon Technologies, Inc., and Nutrition Technologies Corporation. All significant intercompany balances and transactions have been eliminated. The Company's investment in InCon Processing, a joint venture, is included in the accompanying consolidated financial statements using the equity method of accounting.

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

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      INVENTORY is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

      PROPERTY AND DEPRECIATION - Property is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. The estimated useful lives of depreciable assets are:

                                                               ESTIMATED
      ASSET TYPE                                             USEFUL LIFE
      Equipment, furniture, and fixtures                      3-10 years
      Leasehold improvements                                    10 years
      Capitalized software                                       3 years
      Leased equipment under capital leases                      5 years


      Leasehold improvements are amortized over the lesser of the lease life or the useful life of the asset. Expenditures of a repair and maintenance nature are expensed when incurred.

      REVENUE - The Company generally recognizes product revenue at the time of shipment to the customer. Revenues from the sale of consignment inventory are recognized upon the sale of the inventory by third parties. Revenues from services are recorded at the time service is rendered and/or reimbursable expenses are incurred. Provisions for returns and other adjustments are provided for in the same period the related revenues are recorded.

      The Company had one customer that accounted for approximately 28 percent of total revenues for the year ended October 31, 2000, two customers that accounted for approximately 33 and 17 percent of total revenue for the year ended October 31, 1999, and one customer that accounted for approximately 48 percent of total revenues for the year ended October 31, 1998.

      PATENTS - Legal and other costs related to patent applications are expensed as incurred. Patents that are acquired are amortized using a straight-line basis over 17 years commencing at the date patent approval is obtained or the remaining life at the time of acquisition. Patents currently capitalized relate to both the processes and products associated with the Company's business.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of cash and cash equivalents, trade receivables, accounts payable, and notes payable approximate the carrying value due to the short-term nature of these instruments.

      STOCK OPTIONS AND WARRANTS granted to consultants or independent contractors have been accounted for in accordance with the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." In accordance with Accounting Principles Board Opinion ("APB") No. 25, options and warrants granted to employees of the Company are recorded as expense, based on the difference, if any, between the quoted fair market price of the stock, on the date of grant, and the option's or warrant's exercise price. As all employee-based options and warrants were issued at least at fair market value, no compensation cost was recognized in the Company's consolidated statements of operations for employee-based options and warrants for 2000, 1999 or 1998.

         LOSS PER SHARE - Basic earnings per share ("EPS") excludes potential dilution from stock options, warrants, and other securities or contracts to issue common stock. Diluted EPS takes into account the potential issuance of these shares in the calculation of EPS. Due to losses from continuing operations for years ended October 31, 2000, 1999, and 1998, the issuance of any additional shares would be antidilutive and therefore have no effect on diluted EPS. There were 5,991,811, 5,360,145, and 4,957,978 shares considered antidilutive for the years ended October 31, 2000, 1999, and 1998, respectively.

         IMPAIRMENT - The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. When factors indicate that these assets should be evaluated for possible impairment, the Company's management uses several factors including the Company's projection of future operating revenues relating to these assets and their related impact on cash flows.

         No impairment losses were recorded in 2000 or 1998. During 1999, the Company entered into an agreement with ACH to form a joint venture, wherein InCon transferred substantially all of its assets to the joint venture, for which it received a payment of $3,000,000 and a 50 percent interest in the joint venture. In connection with the transfer of InCon's net assets, the Company recorded an impairment loss with respect to the goodwill in the amount of $265,516. The writedown was the amount by which the Company estimated that the carrying amount of the asset exceeded the fair value.

         NEW ACCOUNTING PRONOUNCEMENTS - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for the Company's fiscal year beginning November 1, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

         In 1999, Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," was issued. The SAB provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements filed with the SEC. SAB No. 101, as amended by SAB No. 101B, becomes effective for the fourth fiscal quarter of fiscal years beginning after December 31, 1999. There was not a material effect on the Company's financial position or results of operations upon adoption of SAB No. 101.

         In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, or FIN 44, which contains rules designed to clarify the application of Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, including the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but some conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. This interpretation did not have a material effect on the Company's financial position or results of operations.

         RECLASSIFICATIONS - Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

3.       INVENTORY

         As of October 31, inventory consists of the following:

                                               2000             1999

          Work in process                                     $107,733
          Finished goods                     $100,401          151,756
                                             --------         --------

          Total                              $100,401         $259,489
                                             ========         ========


4.       PROPERTY

         As of October 31, property consists of the following:

                                                              2000       1999
          Equipment, furniture, and fixtures               $ 262,068  $ 259,034
          Leasehold improvements                              41,444     41,444
          Capitalized software                                30,181     30,181
          Leased equipment under capital lease (Note 8)       24,354     24,354
                                                           ---------  ---------

          Property - gross                                   358,047    355,013
          Less accumulated depreciation and amortization    (342,573)  (264,354)
                                                           ---------  ---------

          Property - net                                   $  15,474  $  90,659
                                                           =========  =========


5.       NOTES PAYABLE

         Notes payable consist of the following at October 31, 2000 and 1999:

                                                                                      2000          1999
          Note payable to stockholder, bearing interest at 9.5% per annum,
            payable on demand (see Note 6)                                         $ 750,000
          Note payable to a third party, fixed interest payment of $50,000,
            due upon future funding to be received by the Company (see Note 6)       150,000
          Other notes payable
                                                                                       2,278      $  10,924
                                                                                   ---------      ---------

          Total                                                                      902,278         10,924
          Less current portion                                                      (902,278)     $  (8,646)
                                                                                   ---------      ---------

          Long-term notes payable                                                  $      --      $   2,278
                                                                                   =========      =========


6.       STOCKHOLDERS' EQUITY

         At October 31, 2000, the Company had four agreements for stock to be issued. These future stock issuances are composed of the following:

         - On October 25, 2000, the Company received $500,000 in capital through the sale of 500,000 shares of common stock sold for $1.00 per share. The shares were issued subsequent to year-end.

         - On October 27, 2000, the Company agreed to issue 591,850 shares of Series A Convertible Preferred Stock to a director in repayment of previously borrowed funds of $750,000, plus accrued interest of $48,998. The shares were issued subsequent to year-end.

         - On October 28, 2000, the Company agreed to issue 150,000 shares to an unrelated third party in repayment of a $150,000 bridge loan. The shares were issued subsequent to year-end.

         - On October 30, 2000, the Company agreed to issue 300,000 shares to ACH as consideration for the release of certain contingent obligations under the Master Agreement and Members Agreement related to the formation of their 50/50 joint venture, InCon Processing. The shares were issued subsequent to year-end.

         In August 1998, ACH acquired 2,000,000 shares of the Company's common stock and warrants to purchase 2,000,000 shares of common stock for $4,000,000. ACH also acquired Bionutrics' rice bran processing technology for $2,000,000, which resulted in a gain on sale of assets of $1,780,868. ACH also acquired Bionutrics' fixed assets used in the rice bran processing for $2,543,855, which resulted in a gain on sale of assets of $772,648. The technology transfer gives ACH the exclusive right to use and practice Bionutrics' proprietary rice bran processing technology in North America, with Bionutrics retaining the right to use and practice the technology worldwide, other than in North America. Bionutrics acquired a perpetual profit sharing interest in ACH's rice bran business. As of October 31, 2000, the Company has received $0 in connection with the perpetual profit sharing interest.

         In February 1998, Novartis Nutrition made a $3,000,000 stock investment in Bionutrics by acquiring 413,793 shares of Bionutrics' stock at $7.25 per share.

         On October 31, 1996, the Company authorized 1,900,000 shares of common stock for issuance under its Nonqualified 1996 Stock Option Plan (the "1996 Plan") to key personnel, consultants, and independent contractors. On December 12, 1997, an additional 950,000 shares of common stock were authorized for issuance under the 1996 Plan, for a total of 2,850,000 shares authorized as of October 31, 1998. The incentive stock options are granted to purchase common stock at 100 percent (110% for an optionee who is a 10% stockholder) of the fair market value of the stock on the date of grant. Stock options are granted to purchase common stock at a price determined by the plan administrator and can be exercisable for a period of up to ten years from the date of grant (five years for an option granted to a 10% stockholder). All participants are eligible to receive stock awards and stock appreciation rights, as to be determined by the Company's Board of Directors.

         DIVIDEND POLICY - The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, and such other factors as the Board of Directors may consider.

         EMPLOYEE STOCK-BASED COMPENSATION - A summary of transactions for employee stock options and warrants for the years ended October 31, 2000, 1999, and 1998 is as follows:

                                                                                                      WEIGHTED AVERAGE
                                                            NUMBER               OPTION            ---------------------
                                                              OF                 PRICE             REMAINING    EXERCISE
                                                            SHARES               RANGE               LIFE        PRICE
          Options outstanding at October 31, 1997          2,026,244          $1.36 - $9.13           3.9       $   5.59

              Options granted                                382,000          $4.00 - $5.00           4.5       $   4.03
              Warrants granted                               700,000          $3.25 - $4.00           9.1       $   3.36
              Options canceled                              (233,600)         $        5.00            --       $   5.00
                                                           ---------

          Options and warrants outstanding at
            October 31, 1998                               2,874,644          $1.36 - $5.00           4.8       $   4.08

              Options granted                                 60,000          $2.00 - $4.00           4.4       $   2.66
              Options canceled                              (724,500)         $4.00 - $5.00            --       $   4.17
                                                           ---------

          Options and warrants outstanding at
            October 31, 1999                               2,210,144          $1.36 - $5.00           4.3       $   4.01

              Options granted                                615,000          $1.75 - $3.63           4.1       $   1.87
              Options canceled                              (300,000)         $        4.00            --       $   4.00
                                                           ---------

          Options and warrants outstanding at
            October 31, 2000                               2,525,144          $1.36 - $5.00           3.6       $   3.49
                                                           =========


                                                                   2000                  1999                  1998
          Options exercisable at the end of the year              1,197,143             1,173,812             1,058,645
                                                              =============         =============         =============

          Warrants exercisable at the end of the year               700,000               700,000               700,000
                                                              =============         =============         =============

          Weighted-average fair value of options
            granted during the year                           $        1.19         $        0.50         $        1.58
                                                              =============         =============         =============

          Weighted-average fair value of warrants
            granted during the year                           $          --         $          --         $        0.07
                                                              =============         =============         =============

          Options available for future grant
            under the 1996 Plan                                     499,100
                                                              =============

         Additional information regarding options and warrants outstanding as of October 31, 2000 is as follows:

                                                                                      OPTIONS &
                                   OPTIONS & WARRANTS OUTSTANDING               WARRANTS OUTSTANDING
                             -------------------------------------------      ------------------------
                                                             WEIGHTED
                                             WEIGHTED         AVERAGE                         WEIGHTED
         RANGE OF                            AVERAGE         REMAINING                        AVERAGE
         EXERCISE               NUMBER       EXERCISE       CONTRACTUAL                       EXERCISE
          PRICES             OUTSTANDING      PRICE         LIFE (YEARS)      EXERCISABLE      PRICE

       $1.36 - $5.00          2,525,144       $ 3.49            3.6            1,897,143       $ 3.32


         On September 17, 1998, the compensation committee of the Board of Directors reduced the exercise price for options held by employees who were not Directors to $4.00. None of the other terms were modified.

         In accordance with the methodology prescribed under SFAS No. 123, pro forma compensation cost for the employee stock options for 2000, 1999, and 1998 was computed to be $618,098, $1,345,661, and $3,807,706, respectively.

         Had the Company elected to recognize the above-mentioned compensation cost in 2000, 1999, and 1998, loss from continuing operations would be $3,763,954, $6,753,324, and $13,083,963, respectively, and basic and diluted net loss per share would be $.18, $.33, and $.70, respectively.

         NONEMPLOYEE STOCK-BASED COMPENSATION - A summary of transactions for nonemployee stock options and warrants for the years ended October 31, 2000, 1999, and 1998 is as follows:

                                                                                                  WEIGHTED AVERAGE
                                                     NUMBER               OPTION              ------------------------
                                                       OF                 PRICE               REMAINING       EXERCISE
                                                     SHARES               RANGE                 LIFE           PRICE
          Options and warrants outstanding
            at October 31, 1997                       658,333          $2.50 - $5.00             8.0         $     3.40

              Warrants issued                       2,000,000          $     2.00                1.8         $     2.00
              Warrants canceled                      (600,000)         $2.50 - $4.00              --         $     3.25
              Options issued                           33,334          $     4.00                1.7         $     4.00
              Options exercised                        (8,333)         $     5.00                 --         $     5.00
                                                   ----------

          Options and warrants outstanding
            at October 31, 1998                     2,083,334          $2.00 - $5.00             1.9         $     2.10

              Warrants issued                         980,000          $2.00 - $7.00             1.0         $     2.48
              Warrants canceled                      (250,000)         $     2.00                 --         $     2.00
              Options issued                          386,667          $2.00 - $5.00             2.2         $     3.28
              Options canceled                        (50,000)         $     4.00                 --         $     4.00
                                                   ----------

          Options and warrants outstanding
            at October 31, 1999                     3,150,001          $2.00 - $7.00             1.2         $     2.37

              Warrants issued                       2,300,000          $1.00 - $2.00             1.2         $     1.92
              Warrants canceled                    (2,250,000)         $     2.00                 --         $     2.00
              Options issued                          300,000          $     2.00                2.4         $     2.00
              Options canceled                        (33,334)         $     4.00                 --         $     4.00
                                                   ----------

          Options and warrants outstanding
            at October 31, 2000                     3,466,667          $1.00 - $7.00             1.3         $     2.23
                                                   ==========


                                                                2000               1999               1998
          Options exercisable at the end of the year             686,667            420,001             33,334
                                                          ==============     ==============     ==============
          Warrants exercisable at the end of the year          2,780,000          2,730,000          2,000,000
                                                          ==============     ==============     ==============

          Weighted-average fair value of options
            granted during the year                       $         0.95     $         0.49     $         0.77
                                                          ==============     ==============     ==============

          Weighted-average fair value of warrants
            granted during the year                       $         0.19     $         0.53     $         1.40
                                                          ==============     ==============     ==============

         Additional information regarding options and warrants outstanding as of October 31, 2000 is as follows:

                                                                                      OPTIONS &
                                   OPTIONS & WARRANTS OUTSTANDING                WARRANTS OUTSTANDING
                            --------------------------------------------        -----------------------
                                                             WEIGHTED
                                            WEIGHTED          AVERAGE                          WEIGHTED
         RANGE OF                           AVERAGE          REMAINING                          AVERAGE
         EXERCISE              NUMBER       EXERCISE        CONTRACTUAL                        EXERCISE
          PRICES            OUTSTANDING      PRICE          LIFE (YEARS)        EXERCISABLE      PRICE

      $1.00 - $7.00          3,466,667       $ 2.23             1.3              3,466,667      $ 2.23


         In accordance with the methodology prescribed under SFAS No. 123, the Company recognized $207,199, $193,773, and $175,422 of compensation expense related to nonemployee stock options and $541,649, $436,004, and $134,473 of compensation expense related to the issuance of common stock and warrants in the 2000, 1999, and 1998 consolidated statements of operations, respectively.

         The fair value of each employee-nonemployee option and warrant was calculated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

                               RISK-FREE     VOLATILITY    OPTION    DIVIDEND
                                INTEREST        RATE        LIVES     YIELD
          2000                   5.63 %          68 %         3         0
          1999                   5.15 %          71 %         3         0
          1998                   4.83 %         117 %         3         0


7.       INCOME TAXES

         Net deferred tax assets consist of the following at October 31:

                                                 2000              1999
          Deferred tax assets:
            Operating loss carryforwards     $ 10,693,517      $  9,570,455
            Stock option compensation             350,415           267,535
            Section 263A inventory costs          106,823           140,756
            Reserve accounts                      204,941           137,840
            Other                                 136,193           126,513
                                             ------------      ------------

          Total deferred tax assets            11,491,889        10,243,099
          Less valuation allowance            (11,491,889)      (10,243,099)
                                             ------------      ------------

          Total                              $         --      $         --
                                             ============      ============


         During the periods ended October 31, 2000 and 1999, the Company recognized increases in the valuation allowance of $1,248,790 and $2,152,706, respectively, against deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized. Realization of the deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

         The Company's net operating loss carryforwards of approximately $26,734,000 for federal income tax purposes expire in 2011 through 2020.

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the periods ended October 31, 2000, 1999 and 1998 due to the following:

                                                      2000             1999             1998
          Benefit calculated at statutory rate     $ 1,072,219      $ 1,836,775      $ 3,153,927
          Increase (decrease) resulting from:
            State income taxes, net                    189,215          324,137          556,575
            Nondeductible expenses                     (12,644)          (8,206)         (25,522)
            Valuation allowance                     (1,248,790)      (2,152,706)      (3,684,980)
                                                   -----------      -----------      -----------

          Total                                    $        --      $        --      $        --
                                                   ===========      ===========      ===========


8.       COMMITMENTS AND CONTINGENCIES

         The Company has operating leases for office space, vehicles, and equipment, which expire on various dates through January 31, 2003. Total rental expense was approximately $207,000, $510,000, and $794,000 for fiscal years 2000, 1999, and 1998, respectively. Future minimum lease payments under noncancelable operating leases at October 31, 2000 are as follows:

          2001                                                $178,747
          2002                                                 181,825
          2003                                                  45,456
                                                              --------
          Total                                               $406,028
                                                              ========


         In connection with the purchase of InCon in October 1997, the Company acquired the right to receive a $1,000,000 payment that was contingent on the expansion of a plant that the seller's subsidiary had previously sold to a third party. The Company also assumed a contingent liability of $322,883, which was payable to the seller's subsidiary in the event that the Company received the $1,000,000 cash payment from the third party. If the Company did not receive the $1,000,000 payment, then the Company would not be required to pay the seller's subsidiary for the liability. Because the ultimate resolution of these contingencies is outside of the control of the Company, neither amount was included as part of the net assets of InCon that were purchased by the Company. In November 2001, it was determined that the expansion of this plant would not occur, and therefore, this contingent right no longer exists.

9.       RELATED PARTY TRANSACTIONS

         Various stockholders have provided consulting and other administrative services to the Company. Expense for the years ended October 31, 2000, 1999, and 1998 was approximately $0, $141,000, and $510,000, respectively, which were included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

         Interest paid to stockholders in connection with outstanding notes described in Note 5 was $63,557 and $45,475 for the years ended October 31, 1999 and 1998, respectively. No interest was paid to stockholders during 2000.

10.      INVESTMENT IN JOINT VENTURE

         InCon Processing is a limited liability company formed in June 1999, in which the Company is a 50 percent member, as noted in Note 1. The Company accounts for this investment using the equity method. InCon Processing has a fiscal year-end of August 31. The Company's equity in the joint venture's operations for the fiscal year ended August 31, 2000 and two-month period ended August 31, 1999 are included in the Company's statement of operations as if they had the same fiscal year.

         InCon Processing had two customers that accounted for approximately 31 and 24 percent of total revenues for the year ended August 31, 2000 and two customers that accounted for approximately 46 and 20 percent of total revenues for the two-month period ended August 31, 1999.

         The following represents summarized financial information of InCon Processing at August 31, 2000 and 1999, and for the year ended August 31, 2000 and the two-month period ended August 31, 1999:

                                                                2000         1999
                                                              (DOLLARS IN THOUSANDS)
          ASSETS:

            Cash and cash equivalents                          $   526      $   288
            Accounts receivable                                    765          523
            Prepaids and other current assets                       37            3
            Property, plant, and equipment and other - net       4,400        4,821
            Goodwill                                               816          864
                                                               -------      -------

                     Total                                     $ 6,544      $ 6,499
                                                               =======      =======

          LIABILITIES AND MEMBERS' CAPITAL:
            Accounts payable and other liabilities             $   370      $   239
            Members' capital                                     6,174        6,260
                                                               -------      -------

                     Total                                     $ 6,544      $ 6,499
                                                               =======      =======

          OPERATIONS:
            Revenues                                           $ 5,410      $   830
            Expenses                                             5,495          970
                                                               -------      -------

          NET LOSS                                             $   (85)     $  (140)
                                                               =======      =======


11.      EMPLOYEE BENEFIT PLAN

         The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer up to 15 percent of his or her compensation and have such amounts matched with common stock of the Company at a rate of 50 percent for the first 6 percent contributed. The Company recognized expenses under this plan of approximately $10,000, $49,000, and $130,000 during the years ended October 31, 2000, 1999 and 1998, respectively.

12.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Consolidated quarterly financial information for 2000, 1999, and 1998 is as follows:

                                                                                              BASIC
                                                                                           AND DILUTED
                                                                               NET           EARNINGS
                                             GROSS           GROSS           EARNINGS         (LOSS)
          AS PREVIOUSLY REPORTED            REVENUES      PROFIT (LOSS)       (LOSS)        PER SHARE
          2000
          First quarter                    $   187,536     $   133,882      $  (519,060)     $  (0.02)
          Second quarter                        75,915          11,967         (961,014)        (0.05)
          Third quarter                         67,943         (89,249)        (634,208)        (0.03)
          Fourth quarter                        24,230         (87,563)        (452,449)        (0.02)
                                           -----------     -----------      -----------      --------

          Total                            $   355,624     $   (30,963)     $(2,566,731)     $  (0.12)
                                           ===========     ===========      ===========      ========

          1999
          First quarter                    $ 1,134,817     $    71,464      $(1,634,988)     $  (0.08)
          Second quarter                     1,647,910         522,329       (1,495,739)        (0.07)
          Third quarter                        836,891         190,787       (1,467,222)        (0.07)
          Fourth quarter                        70,129          12,066       (1,025,195)        (0.05)
                                           -----------     -----------      -----------      --------

          Total                            $ 3,689,747     $   796,646      $(5,623,144)     $  (0.27)
                                           ===========     ===========      ===========      ========

          1998
          First quarter                    $ 1,794,942     $  (196,557)     $(3,336,407)     $  (0.19)
          Second quarter                     1,584,660        (335,887)      (3,772,764)        (0.21)
          Third quarter                      1,767,295        (269,677)      (2,651,686)        (0.14)
          Fourth quarter                     1,507,007        (105,616)         518,452          0.05
                                           -----------     -----------      -----------      --------

          Total                            $ 6,653,904     $  (907,737)     $(9,242,405)     $  (0.49)
                                           ===========     ===========      ===========      ========

                                                                                                BASIC
                                                                                             AND DILUTED
                                                                                 NET          EARNINGS
                                             GROSS            GROSS           EARNINGS         (LOSS)
AS RESTATED - SEE NOTE 14                   REVENUES      PROFIT (LOSS)        (LOSS)         PER SHARE
          2000
          First quarter                    $   187,536     $   133,882      $  (439,725)     $  (0.03)
          Second quarter                        75,915          11,967       (1,164,411)        (0.05)
          Third quarter                         67,943         (89,249)        (548,572)        (0.03)
          Fourth quarter                        24,230         (87,563)        (993,148)        (0.04)
                                           -----------     -----------      -----------      --------

          Total                            $   355,624     $   (30,963)     $(3,145,856)     $  (0.15)
                                           ===========     ===========      ===========      ========

          1999
          First quarter                    $ 1,134,817     $    71,464      $(1,643,451)     $  (0.08)
          Second quarter                     1,647,910         522,329       (1,504,202)        (0.07)
          Third quarter                        836,891         190,787       (1,223,483)        (0.06)
          Fourth quarter                        70,129          12,066       (1,036,527)        (0.05)
                                           -----------     -----------      -----------      --------

          Total                            $ 3,689,747     $   796,646      $(5,407,663)     $  (0.26)
                                           ===========     ===========      ===========      ========

          1998
          First quarter                    $ 1,794,942     $  (196,557)     $(3,344,870)     $  (0.19)
          Second quarter                     1,584,660        (335,887)      (3,781,227)        (0.21)
          Third quarter                      1,767,295        (269,677)      (2,660,149)        (0.14)
          Fourth quarter                     1,507,007        (105,616)         509,989          0.04
                                           -----------     -----------      -----------      --------

          Total                            $ 6,653,904     $  (907,737)     $(9,276,257)     $  (0.50)
                                           ===========     ===========      ===========      ========


13.      SUBSEQUENT EVENT

         On December 30, 2000 (effective December 20, 2000), the Company entered into a Common Stock Purchase Agreement (the "Agreement") for the future issuance and purchase of shares of the Company's common stock. This Agreement is with Ropart Investments LLC, of which Robert B. Goergen, a director of Bionutrics, is also a managing member. The Agreement establishes what is sometimes termed as an equity line of credit or an equity draw down facility. The Agreement permits the Company to sell up to an aggregate of 500,000 shares at $1.00 per share, based on a minimum investment amount of $100,000 and a maximum investment amount of $500,000. The period during which the Company can make such sales begins December 20, 2000 and terminates December 31, 2001. In lieu of a minimum draw down commitment by the Company, the Company has issued a three-year warrant for the purchase of 70,000 shares of common stock at an exercise price of $1.00 per share. In addition, three-year warrants will be issued in connection with each draw down for the purchase of a number of shares equal to 10 percent of the shares purchased at such draw down. In the event the Company does not exercise its right to fully draw down under this Agreement, then on the termination date, the investor shall have the right to purchase up to 100,000 shares of common stock at $1.00 per share, such number of shares together with shares purchased pursuant to draw downs not to exceed 500,000 shares of common stock. In connection with the Agreement, the Company amended the January 28, 1999 warrant agreement for the purchase of 250,000 shares of the Company's common stock at $2.00 per share. The original expiration date of December 31, 2000 was extended one year to December 31, 2001.

14.      RESTATEMENT

         Subsequent to the issuance of its consolidated financial statements for the year ended October 31, 2000, the Company determined that it had incorrectly accounted for certain transactions entered into during the period from October 31, 1997 to October 31, 2000, as discussed in the following paragraphs.

         ACQUISITION OF INCON TECHNOLOGIES, INC. - Originally, at the date of acquisition on October 31, 1997, the Company assigned $1 million of the purchase price to a receivable from a third party and recorded a $322,883 note payable to an affiliate of the seller. Collectibility of the receivable was contingent upon the occurrence of events that were outside the control of the Company, and payment of the note was contingent upon collection of the receivable. The events upon which collection of the third party receivable were predicated did not transpire, and during the year ended October 31, 2000, the Company offset the note payable against the receivable and reclassified the net amount as a reduction of stockholders' equity, because recovery of the amount due from the seller under the terms of the acquisition agreement was collateralized by shares of the Company's common stock that were issued in the acquisition. The Company has subsequently concluded that it did not have sufficient information about the collectibility of the receivable or the likelihood of repayment of the note payable to assign amounts to them in the allocation of the purchase price. Therefore, the net amount of $677,117 has been allocated to goodwill.

         TRANSFER OF ASSETS AND LIABILITIES TO INCON PROCESSING - Within its original accounting, at the time of the subsequent transfer of the assets and liabilities of InCon to InCon Processing, L.L.C. (InCon Processing) and sale of 50 percent of its interest to ACH in June 1999, the Company wrote off the unamortized balance of goodwill of $516,878 related to the acquisition of InCon and recorded the calculated gain on the sale to ACH as a reduction of the carrying value of the investment in the joint venture. The Company has subsequently determined that the unamortized balance of goodwill should have been included as a part of the carrying value of the Company's investment in InCon Processing and in the determination of the loss on the sale to ACH, which totaled $265,515 in 1999. An additional $300,000 loss on the sale of assets to ACH was recognized in 2000 upon the settlement of a contingent liability arising from the asset sale..

         LONG-TERM RECEIVABLE - In 1998 and 1999, the Company had received payments against a certain receivable acquired in connection with the purchase of InCon Technologies, Inc. in October 1997, and the Company expected to collect the remainder in 2000. However, the Company received no payments in 2000, and because of the extended time the receivable had remained outstanding, an allowance for the full amount of the remaining receivable of $263,071 was recorded in the restated financial statements as of October 31, 2000.

         SHARE AGREEMENTS - During the year ended October 31, 2000, the Company entered into certain agreements to issue shares of the Company's stock in exchange for the extinguishment of certain debt obligations totaling $1,248,998 and recognized the issuance of shares related to these transactions in its financial statements. The Company has concluded that the issuance of these shares and the extinguishment of its debt should not have been recognized in its financial statements until the date on which the certificates for the underlying shares were actually issued, which occurred during the first quarter of fiscal year 2001.

         SIGNIFICANT EFFECTS OF RESTATEMENT - As a result, the accompanying consolidated financial statements have been restated from previously reported amounts to correct the recording of these items. A summary of the significant effects of the restatement is as follows:

                                                                         AT OCTOBER 31,
                                              -------------------------------------------------------------------
                                                            2000                                1999
                                              -------------------------------     -------------------------------
                                              (AS PREVIOUSLY    (AS RESTATED)     (AS PREVIOUSLY    (AS RESTATED)
                                                 REPORTED)                           REPORTED)
          Trade receivables                    $     16,845      $     16,845      $  1,364,823      $    364,823

          Total current assets                      891,192           891,192         2,404,444         1,404,444

          Long-term receivable                      263,071

          Investment in InCon Processing,
           L.L.C                                  2,544,494         3,087,186         2,271,127         3,129,873

          Total other assets                      2,936,631         3,479,323         2,690,928         3,549,674

          Total assets                            4,106,368         4,385,989         5,186,031         5,044,777

          Accrued liabilities                       590,779           939,777         1,175,275         1,175,275

          Current portion of notes payable
            and capital leases                        2,278           902,278           331,529             8,646

          Total current liabilities               1,257,432         2,506,430         2,039,817         1,716,934

          Total liabilities                       1,257,432         2,506,430         2,042,095         1,719,212

          Stockholders' equity:

          Additional paid-in capital             37,545,322        36,296,324        32,166,750        32,166,750

          Accumulated deficit                   (34,914,137)      (35,311,633)      (32,347,406)      (32,165,777)

          Receivable collectible in cash
            or common stock                        (677,117)

          Total stockholders' equity              2,848,936         1,879,559         3,143,936         3,325,565

          Total liabilities and
            stockholders' equity                  4,106,368         4,385,989         5,186,031         5,044,777

                                                     2000                          1999                          1998
                                         ----------------------------- ----------------------------- -----------------------------
                                         (AS PREVIOUSLY                (AS PREVIOUSLY                (AS PREVIOUSLY
                                            REPORTED)   (AS RESTATED)     REPORTED)   (AS RESTATED)     REPORTED)   (AS RESTATED)
          Selling, general, and
            administrative                $  2,573,762   $  2,836,833   $  5,939,356   $  5,445,046   $ 10,328,653   $ 10,362,505

          Total operating expenses           2,689,162      2,952,233      6,307,426      5,813,116     10,760,959     10,794,811

          Operating loss                    (2,720,125)    (2,983,196)    (5,510,780)    (5,016,470)   (11,668,696)   (11,702,548)

          Equity in losses of InCon
            Processing, L.L.C                  (26,634)       (42,687)       (56,814)       (70,127)

          Net (loss) gain on disposal of
            assets                                           (300,000)                     (265,516)     2,553,516      2,553,516

          Other (expense) income - net         153,394       (162,660)      (112,364)      (391,193)     2,426,291      2,426,291

          Net loss                          (2,566,731)    (3,145,856)    (5,623,144)    (5,407,663)    (9,242,405)    (9,276,257)

          Basic and diluted net loss per
            common share                         (0.12)         (0.15)         (0.27)         (0.26)         (0.49)         (0.50)


                                     ******

BIONUTRICS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(AS RESTATED) (IN THOUSANDS)
--------------------------------------------------------------------------------

                                        BALANCE AT                                 BALANCE AT
                                        BEGINNING                                     END
                      DESCRIPTION        OF YEAR      ADDITIONS     DEDUCTIONS      OF YEAR
Year ended October 31, 1998 -
  Allowance for doubtful accounts          $ 23          $ 49          $  0           $ 72
Year ended October 31, 1999 -
  Allowance for doubtful accounts          $ 72          $  5          $(28)          $ 49
Year ended October 31, 2000 -
  Allowance for doubtful accounts          $ 49          $264          $ (2)          $311

It is the Company's policy that certain return claims are posted directly to accounts payable rather than flowing through the allowance account. However, as all returns are debited to the returns and allowances expense account, there is no impact to the statement of operations as a result of this treatment.

Year ended October 31, 1998 -
  Provision for returns                    $ 17          $ 79          $(60)          $ 36
Year ended October 31, 1999 -
  Provision for returns                    $ 36          $283          $(58)          $261
Year ended October 31, 2000 -
  Provision for returns                    $261          $118          $(43)          $336

         INCON PROCESSING,
         L.L.C.

         Financial Statements as of August 31, 2000 and 1999, and for the Year Ended August 31,
         2000 and for the Period from June 25, 1999
         (Date of Inception) through August 31, 1999, and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

InCon Processing, L.L.C.
Phoenix, Arizona

We have audited the balance sheets of InCon Processing, L.L.C. (the "Company") as of August 31, 2000 and 1999, and the related statements of operations and changes in members' equity and of cash flows for the year ended August 31, 2000 and for the period from June 25, 1999 (date of inception) through August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended August 31, 2000 and for the period from June 25, 1999 (date of inception) through August 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Phoenix, Arizona
December 26, 2001

INCON PROCESSING, L.L.C.

BALANCE SHEETS
AUGUST 31, 2000 AND 1999
--------------------------------------------------------------------------------

ASSETS                                                                      2000                  1999
CURRENT ASSETS:
  Cash and cash equivalents                                              $   525,936           $   287,823
  Trade receivables - net of allowance for bad debts of $33,000
    and $1,000, respectively                                                 677,505               522,632
  Related party receivables (Note 5)                                          87,096
  Prepaid expenses and other current assets                                   37,505                 2,912
                                                                         -----------           -----------

          Total current assets                                             1,328,042               813,367

PROPERTY AND EQUIPMENT - Net (Note 3)                                      4,399,916             4,821,306

GOODWILL - Net (Note 2)                                                      816,564               864,132
                                                                         -----------           -----------

TOTAL                                                                    $ 6,544,522           $ 6,498,805
                                                                         ===========           ===========

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $    94,477           $   113,680
  Related party payables (Note 5)                                             10,882                 9,696
  Accrued liabilities and other current liabilities                          264,790               115,682
                                                                         -----------           -----------

          Total current liabilities                                          370,149               239,058
                                                                         -----------           -----------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

MEMBERS' EQUITY:
  Members' equity - InCon Technologies, Inc.                               3,200,000             3,200,000
  Members' equity - ACH Food Companies, Inc.                               3,200,000             3,200,000
  Accumulated deficit                                                       (225,627)             (140,253)
                                                                         -----------           -----------

          Total members' equity                                            6,174,373             6,259,747
                                                                         -----------           -----------

TOTAL                                                                    $ 6,544,522           $ 6,498,805
                                                                         ===========           ===========


See notes to financial statements.

INCON PROCESSING, L.L.C.

STATEMENTS OF OPERATIONS AND CHANGES IN MEMBERS' EQUITY
YEAR ENDED AUGUST 31, AND FOR THE PERIOD FROM
JUNE 26, 1999 (DATE OF INCEPTION) THROUGH AUGUST 31, 1999
--------------------------------------------------------------------------------

                                                  2000                  1999
REVENUES (Note 5):
  Services                                    $ 3,924,027           $   829,525
  Equipment sales                               1,486,402
                                              -----------           -----------

           Total revenues                       5,410,429               829,525
                                              -----------           -----------

COST OF REVENUES:
  Services (Note 5)                             2,821,914               549,283
  Equipment sales                                 893,749
                                              -----------           -----------

           Total cost of revenues               3,715,663               549,283
                                              -----------           -----------

GROSS PROFIT                                    1,694,766               280,242

SELLING, GENERAL, AND ADMINISTRATIVE
  EXPENSES (Notes 5 and 6)                      1,780,140               420,495
                                              -----------           -----------

NET LOSS                                          (85,374)             (140,253)

MEMBERS' CAPITAL CONTRIBUTIONS                                        6,400,000

MEMBERS' EQUITY, BEGINNING OF PERIOD            6,259,747
                                              -----------           -----------

MEMBERS' EQUITY, END OF PERIOD                $ 6,174,373           $ 6,259,747
                                              ===========           ===========


See notes to financial statements.

INCON PROCESSING, L.L.C.

STATEMENTS OF CASH FLOWS
YEAR ENDED AUGUST 31, 2000 AND FOR THE PERIOD FROM
JUNE 26, 1999 (DATE OF INCEPTION) THROUGH AUGUST 31, 1999
--------------------------------------------------------------------------------

                                                                                   2000                  1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $   (85,374)          $  (140,253)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                                  546,147                89,823
    Changes in assets and liabilities:
      Trade receivables                                                           (241,969)               71,519
      Prepaid expenses and other current assets                                    (34,593)               (2,912)
      Accounts payable                                                             (18,017)             (268,020)
      Accrued liabilities and other current liabilities                            149,108               106,768
                                                                               -----------           -----------

           Net cash provided by (used in) operating activities                     315,302              (143,075)

CASH FLOWS USED IN INVESTING ACTIVITIES -
  Capital expenditures                                                             (77,189)              (41,346)

CASH FLOWS FROM FINANCING ACTIVITIES -
  Cash contributions by members                                                                          472,244
                                                                               -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          238,113               287,823

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     287,823
                                                                               -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $   525,936           $   287,823
                                                                               ===========           ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES -
  Contribution of net assets by InCon Technologies, Inc.:

    Accounts receivable                                                                              $   594,151
    Property and equipment                                                                             4,861,855
    Goodwill                                                                                             872,060
    Accounts payable                                                                                    (391,396)
    Accrued liabilities and other current liabilities                                                     (8,914)
                                                                                                     -----------

           Net assets contributed                                                                    $ 5,927,756
                                                                                                     ===========


See notes to financial statements.

INCON PROCESSING, L.L.C.

NOTES TO FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2000 AND FOR THE PERIOD FROM JUNE 25, 1999
(DATE OF INCEPTION) THROUGH AUGUST 31, 1999
--------------------------------------------------------------------------------

1.       ORGANIZATION AND BASIS OF PRESENTATION

         InCon Processing, L.L.C. (the "Company") was created as a 50/50 joint venture between InCon Technologies, Inc. ("InCon"), a 100 percent-owned subsidiary of Bionutrics, Inc. ("Bionutrics"), and ACH Food Companies, Inc. ("ACH," formerly AC HUMKO CORP.) on June 25, 1999. InCon transferred substantially all of its assets, including cash of $72,244 and goodwill of $872,060, and certain payables at a historical cost of $6 million to the Company, for which it received a payment of $3,000,000 from ACH for a 50 percent share of the net assets contributed. Both members have a 50 percent interest in the joint venture and share in its profits and losses equally. Additionally, ACH and InCon each made cash contributions to the venture of $200,000.

         The Company took over substantially all of the business previously engaged in by InCon relating to toll processing, molecular separation, and the design and sale of molecular separation facilities. The Company operates a chemical manufacturing facility near Chicago, Illinois. The Company provides its toll processing and molecular separation services for chemical, food processing, and pharmaceutical companies primarily in the United States of America and in Southeast Asia. The Company intends to attempt to utilize its expertise to expand its existing business into processing micronutrients that would be available for food grade products.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         PROPERTY AND EQUIPMENT are recorded at cost. Improvements that extend the life or usefulness of an asset are capitalized. Depreciation is computed principally on a straight-line method over the estimated useful lives of the individual assets. The estimated useful lives of depreciable assets are:

          Equipment, furniture, and fixtures                   3 - 10 years
          Leasehold imrpovements                                   10 years
          Capitalized software                                      3 years

         Leasehold improvements are amortized over the lesser of the lease life or the useful life of the asset. Expenditures of a repair and maintenance nature are expensed when incurred.

         GOODWILL is recorded at cost and is being amortized on a straight-line basis over twenty years. Goodwill is recorded net of accumulated amortization of $55,496 and $7,928 at August 31, 2000 and 1999, respectively.

         REVENUE - The Company recognizes revenues from services at the time service is rendered. Revenues on long-term distillation contracts are recorded on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method. The percentage deemed to be complete is calculated by comparing the costs incurred to date to estimated total costs for each contract. Adjustments to this measurement are made when management believes that actual costs incurred exceed the expected costs to date. Estimated losses on long-term contracts are recognized in the period in which the loss becomes apparent.

         The Company had two customers that accounted for approximately 31 and 24 percent and 46 and 20 percent of total revenues for the year ended August 31, 2000 and the period ended August 31, 1999, respectively.

         INCOME TAXES - The Company has elected to be treated as a limited liability company for federal and state income tax purposes. As such, all taxable income or loss of the Company is included in the income tax returns of the respective members. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

         NEW ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for the Company's fiscal year beginning September 1, 2000. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, for which the date of acquisition is July 1, 2001 or later, eliminates the pooling-of-interests method, and identifies criteria for the establishment of identifiable intangible assets separate from goodwill resulting from a business combination. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of the Company's goodwill on August 31, 2001; however, the Company will be required to test its goodwill for impairment under the new standard for its fiscal year beginning September 1, 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The Company has not completed evaluating the impact of implementing the provisions of SFAS Nos. 141 and 142.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for the Company's fiscal year beginning September 1, 2002. The implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

3.       PROPERTY AND EQUIPMENT

         As of August 31, property and equipment consisted of the following:

                                                                      2000                  1999
          Equipment, furniture, and fixtures                      $ 4,960,485           $ 4,901,275
          Leasehold improvements                                        4,890
          Capitalized software                                          1,926                 1,926

          Construction in progress                                     13,089
                                                                  -----------           -----------

          Total                                                     4,980,390             4,903,201
          Less accumulated depreciation and amortization             (580,474)              (81,895)
                                                                  -----------           -----------

          Property and equipment - net                            $ 4,399,916           $ 4,821,306
                                                                  ===========           ===========


4.       LEASES

         The Company has operating leases for office space and a vehicle that expire on various dates through July 31, 2007. Total rental expense was $169,006 and $29,200 for the year ended August 31, 2000 and the period ended August 31, 1999, respectively. Future minimum lease payments under noncancelable operating leases at August 31, 2000 are as follows:

          2001                                              $  163,650
          2002                                                 157,573
          2003                                                 151,496
          2004                                                 151,496
          2005                                                 151,496
          Thereafter                                           290,367
                                                            ----------

          Total                                             $1,066,078
                                                            ==========


5.       RELATED PARTY TRANSACTIONS

         The Company provided molecular distillation services to ACH during the year ended August 31, 2000. The Company recorded revenues from ACH totaling $271,538 during year ended August 31, 2000, and the Company had receivables outstanding from ACH of $87,096 at August 31, 2000. In addition, beginning in January 2000, ACH extended health insurance coverage to the Company's employees and their dependents. The Company makes monthly payments to ACH as reimbursement for the medical coverage provided through ACH's insurance carrier. The Company recorded expenses for such health insurance totaling $84,585 during the year ended August 31, 2000, and the Company had payables outstanding of $10,800 to ACH at August 31, 2000.

         Upon formation of the Company, it was agreed that Bionutrics, the parent company of InCon, would continue to provide administrative services to the Company until these activities could be transitioned to the Company. The Company made biweekly payments to Bionutrics as reimbursement for its biweekly payroll and payroll related costs. During the year ended August 31, 2000 and the period ended August 31, 1999, the Company recorded expenses for these services of $769,700 and $445,928, respectively. In addition, the Company had payables to Bionutrics of $82 and $9,696 for these services at August 31, 2000 and 1999, respectively.

6.       EMPLOYEE BENEFIT PLAN

         The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer up to 15 percent of his or her compensation and have such amounts matched by the Company at a rate of 50 percent for the first 6 percent contributed. The Company recognized expenses under this plan of $41,368 and $9,817 during the year ended August 31, 2000 and period ended August 31, 1999, respectively.

                                     ******

                                 EXHIBIT INDEX

         Exhibit No.    Description
         -----------    -----------

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

         10.31          Registration Rights Agreement dated September 7, 2000
                        between the Company and Justicia Holdings Limited (11)

         10.32          Escrow Agreement dated September 7, 2000 among the
                        Company, Justicia Holdings Limited and Epstein, Becker &
                        Green P.C. (11)

         10.33          Form of Stock Purchase Warrant pursuant to Common Stock
                        Purchase Agreement dated September 7, 2000 (11)

         10.34          Promissory note for $250,000 dated June 19, 2000 between
                        Milton Okin and the Company

         10.35          Common Stock Purchase Agreement dated September 20, 2000
                        between the Company and AMRO International, S.A. (12)

         10.36          Registration Rights Agreement dated September 20, 2000
                        between the Company and AMRO International, S.A. (12)

         10.37          Escrow Agreement dated September 20, 2000 among the
                        Company, AMRO International, S.A. and Epstein, Becker &
                        Green P.C. (12)

         10.38 Warrant Agreement for the purchase of 50,000 shares of Common Stock dated September 20, 2000 between the
                        Company and AMRO International, S.A. (12)

         10.39          Common Stock Purchase Agreement dated October 25, 2000
                        between the Company and Tamarack International Limited
                        (12)

         10.40 Warrant Agreement for the purchase of 50,000 shares of Common Stock dated October 25, 2000 between the Company and Tamarack International Limited (12)

         10.41          Series A Convertible Preferred Stock Acquisition
                        Agreement dated October 27, 2000 between the Company and
                        Milton Okin (12)

         10.42          Common Stock Acquisition Agreement dated October 28,
                        2000 between the Company and Macropower Development
                        Limited (12)

         10.43          First Modification to the Master Formation Agreement for
                        InCon Processing, LLC, entered into October 30, 2000
                        among ACH Food Companies, Inc. (formerly AC HUMKO
                        CORP.), InCon Technologies, Inc., InCon International,
                        Inc., Nutrition Technology Corp. and Bionutrics, Inc.
                        (12)

         10.44          First Modification to the Members Agreement for InCon
                        Processing, LLC, entered into October 30, 2000 among ACH
                        Food Companies, Inc. (formerly AC HUMKO CORP.), InCon
                        Technologies, Inc. and Bionutrics, Inc. (12)

         10.45          Common Stock Acquisition Agreement dated October 30,
                        2000 between the Company and ACH Food Companies, Inc.
                        (formerly AC HUMKO CORP.) (12)

         10.46 Warrant Agreement for the purchase of 2,000,000 shares of Common Stock dated October 30, 2000 between the
                        Company and ACH Food Companies, Inc. (formerly AC HUMKO
                        CORP.) (12)

         10.47          Common Stock Purchase Agreement dated December 20, 2000
                        by and between the Company and Ropart Investments, LLC
                        (12)

         10.48 Warrant Agreement for the purchase of 70,000 shares of Common Stock dated December 20, 2000 between the Company and Ropart Investments, LLC (12)

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

    (10) Incorporated by reference to Registrant's First Quarter Form 10-Q filed with the Commission on or about March 15, 2000

    (11) Incorporated by reference to Registrant's Third Quarter Form 10-Q filed with the Commission on or about September 13, 2000

    (12) Incorporated by reference to Registrant's Form 10-K filed with the Commission on or about January 17, 2001