Form 10-Q/A
period 2001-01-31
BIONUTRICS INC
filed 2002-01-18
CIK 1030839

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended January 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ____TO____

                         Commission File Number 0-22011

                                BIONUTRICS, INC.
             (Exact name of registrant as specified in its charter)

NEVADA                                     86-0760991
(State or other jurisdiction               I.R.S. Employer incorporation
organization)                              Identification Number

2425 E. CAMELBACK RD., SUITE 650  PHOENIX, ARIZONA          85016
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

YES  [X]        NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                        OUTSTANDING AS OF MARCH 16, 2001
-----                                        --------------------------------
COMMON                                       4,544,251
PAR VALUE $.001 PER SHARE

                                EXPLANATORY NOTE:

This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, as filed by the Registrant on March 16, 2001, and is being filed to reflect the restatement of the Registrant's unaudited condensed consolidated financial statements (see Note D to the unaudited condensed consolidated financial statements).

                                BIONUTRICS, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-Q/A



                                                                           PAGE

PART I. FINANCIAL INFORMATION

   ITEM I.     Condensed Consolidated Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets                        3
               Condensed Consolidated Statements of Operations              4
               Condensed Consolidated Statements of Cash Flows              5
               Notes to Condensed Consolidated Financial Statements         6

   ITEM 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9



PART II. OTHER INFORMATION


   ITEM 2(c)   Changes in Securities                                       12

   ITEM 6      Exhibits and Reports on Form 8-K                            12


   SIGNATURE                                                               13

BIONUTRICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                              JANUARY 31,            OCTOBER 31,
                                                                                 2001                   2000
                                                                             ------------           ------------
                                                                             (AS RESTATED,
                                                                              see Note D)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                  $    462,789           $    711,563
  Trade receivables, net of allowance for bad debts of $311,310
    and $311,310, respectively                                                     21,930                 16,845
  Inventory                                                                        95,846                100,401
  Prepaids and other current assets                                                72,077                 62,383
                                                                             ------------           ------------

           Total current assets                                                   652,642                891,192
                                                                             ------------           ------------

PROPERTY, Net of accumulated depreciation of $349,732 and
  $342,573, respectively                                                            8,315                 15,474
                                                                             ------------           ------------
OTHER ASSETS:
  Patent applications and other related costs, net of accumulated
    amortization of $184,244 and $177,328, respectively                           385,221                392,137
  Investment in InCon Processing, LLC                                           3,092,521              3,087,186
                                                                             ------------           ------------
           Total other assets                                                   3,477,742              3,479,323
                                                                             ------------           ------------
TOTAL                                                                        $  4,138,699           $  4,385,989
                                                                             ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                           $    683,913           $    664,375
  Accrued liabilities                                                             597,128                939,777
  Current portion of long-term debt                                                                      902,278
                                                                             ------------           ------------
           Total current liabilities                                            1,281,041              2,506,430
                                                                             ------------           ------------
STOCKHOLDERS' EQUITY:
  Common stock - $.001 par value - authorized, 45,000,000 shares;
    22,721,252 and 21,471,252 issued, respectively                                 22,718                 21,468
  Preferred stock - $.001 par value - authorized, 5,000,000 shares;
    591,850 and 0 issued and outstanding, respectively (liquidation
    preference of $798,998 and $0, respectively)                                  798,998
  Additional paid-in capital                                                   37,030,103             36,296,324
  Warrants                                                                        912,009                874,603
  Accumulated deficit                                                         (35,904,967)           (35,311,633)
  Common stock in treasury, 1,202,886 shares                                       (1,203)                (1,203)
                                                                             ------------           ------------
           Total stockholders' equity                                           2,857,658              1,879,559
                                                                             ------------           ------------
TOTAL                                                                        $  4,138,699           $  4,385,989
                                                                             ============           ============


See notes to condensed consolidated financial statements.

BIONUTRICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------

                                                                      THREE MONTHS
                                                                     ENDED JANUARY 31,
                                                             ---------------------------------
                                                                 2001                  2000
                                                              -----------           -----------
                                                             (AS RESTATED,         (AS RESTATED,
                                                              SEE NOTE D)           SEE NOTE D)
REVENUES:
  Revenue from services                                       $        --           $   130,482
  Revenue from product sales                                       23,123                57,054
                                                              -----------           -----------

           Total gross revenues                                    23,123               187,536

DISCOUNTS AND ALLOWANCES                                           14,635                36,272
                                                              -----------           -----------

           Net revenues                                             8,488               151,264

COST OF REVENUES                                                    6,595                17,382
                                                              -----------           -----------

           Gross profit                                             1,893               133,882
                                                              -----------           -----------

OPERATING EXPENSES:
  Selling, general and administrative                             592,323               525,842
  Research and development                                         15,180                40,878
                                                              -----------           -----------

           Total operating expenses                               607,503               566,720
                                                              -----------           -----------

OPERATING LOSS                                                   (605,610)             (432,838)
                                                              -----------           -----------

OTHER INCOME (EXPENSE):
  Equity in income (losses) of InCon Processing, LLC                5,335                (8,747)
  Other income                                                      6,941                 1,860
                                                              -----------           -----------

           Total other income (expense)                            12,276                (6,887)
                                                              -----------           -----------

NET LOSS                                                      $  (593,334)          $  (439,725)
                                                              ===========           ===========


BASIC AND DILUTED NET LOSS PER COMMON SHARE                   $     (0.13)          $     (0.11)
                                                              ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                   4,416,998             4,163,542
                                                              ===========           ===========


See notes to condensed consolidated financial statements.

BIONUTRICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                            THREE MONTHS
                                                                                          ENDED JANUARY 31,
                                                                                   -------------------------------
                                                                                      2001                 2000
                                                                                   -----------           ---------
                                                                                  (AS RESTATED,        (AS RESTATED,
                                                                                   SEE NOTE D)           SEE NOTE D)
OPERATING ACTIVITIES:
  Net loss                                                                         $  (593,334)          $(439,725)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                       14,075              28,450
    Equity in (income) losses of joint venture                                          (5,335)              8,747
    Stock based compensation expense                                                    22,435
    Expenses satisfied with issuance of common stock                                                        14,814
    Changes in operating assets and liabilities:
      Trade receivable, net                                                             (5,085)            (30,259)
      Inventory                                                                          4,555              14,630
      Prepaids and other current assets                                                 (9,694)              2,126
      Accounts payable                                                                  19,538             (94,466)
      Accrued liabilities                                                                6,349              27,777
                                                                                   -----------           ---------

           Net cash used in operating activities                                      (546,496)           (467,906)
                                                                                   -----------           ---------

FINANCING ACTIVITIES:
  Proceeds from issuance of stock and warrants                                         300,000
  Proceeds from debt                                                                                       500,000
  Repayments of debt and capital leases                                                 (2,278)             (2,091)
                                                                                   -----------           ---------

           Net cash provided by financing activities                                   297,722             497,909
                                                                                   -----------           ---------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                    (248,774)             30,003

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         711,563             680,190
                                                                                   -----------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   462,789           $ 710,193
                                                                                   ===========           =========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
  ACTIVITIES:
    Settlement of accrued liabilities and debt through issuance of
      common and preferred stock                                                   $ 1,248,998
                                                                                   ===========


See notes to condensed consolidated financial statements.

BIONUTRICS, INC.

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - The accompanying unaudited condensed consolidated financial statements of Bionutrics, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended January 31, 2001 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 2001. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto as of and for the year ended October 31, 2000. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses of $35,904,967 through January 31, 2001, which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate gross profits and positive cash flows from operations raise substantial doubt about whether the Company will be able to continue as a going concern for a reasonable period of time.

NOTE B - Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the presented periods. Options and warrants are excluded from the diluted net loss per share calculation, as they are anti-dilutive.

NOTE C - SFAS No. 133, "Accounting for Derivative Instruments and Hedging
         Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for the Company's fiscal year beginning November 1, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

         In 1999, Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, was issued. The SAB provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. SAB No. 101, as amended by SAB 101B, becomes effective for the fourth fiscal quarter of fiscal years beginning after December 31, 1999. There was not a material effect on the Company's financial position or results of operations upon adoption of SAB 101.

NOTE D - Subsequent to the issuance of its consolidated financial statements for the three-month period ended January 31, 2001, the Company determined that it had incorrectly accounted for certain transactions entered into during the period from October 31, 1997 to January 31, 2001, as discussed in the following paragraphs.

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

         TRANSFER OF ASSETS AND LIABILITIES TO INCON PROCESSING - Within its original accounting, at the time of the subsequent transfer of the assets and liabilities of InCon to InCon Processing, L.L.C. (InCon Processing) and sale of 50 percent of its interest to ACH in June 1999, the Company wrote off the unamortized balance of goodwill of $516,878 related to the acquisition of InCon and recorded the calculated gain on the sale to ACH as a reduction of the carrying value of the investment in the joint venture. The Company has subsequently determined that the unamortized balance of goodwill should have been included as a part of the carrying value of the Company's investment in InCon Processing and in the determination of the loss on the sale to ACH, which totaled $265,515 in 1999. An additional $300,000 loss on the sale of assets to ACH was recognized in 2000 upon the settlement of a contingent liability arising from the asset sale.

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

         SIGNIFICANT EFFECTS OF RESTATEMENT - As a result, the accompanying consolidated financial statements as of January 31, 2001 and for the three-month period ended January 31, 2001 and 2000 have been restated from previously reported amounts to correct the recording of these items. A summary of the significant effects of the restatement is as follows:


                                                           AS PREVIOUSLY
    AS OF JANUARY 31, 2001:                                    REPORTED             AS RESTATED
    Long-term receivable                                    $    263,071
    Investment in InCon Processing, L.L.C                      2,439,047           $  3,092,521
    Total other assets                                         2,824,268              3,477,742
    Total assets                                               3,748,296              4,138,699
    Stockholders' equity:
    Accumulated deficit                                      (35,618,251)           (35,904,967)
    Receivable collectible in cash or common stock              (677,117)
    Total stockholders' equity                                 2,467,257              2,857,658
    Total liabilities and stockholders' equity                 3,748,296              4,138,699



                                                    THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                     JANUARY 31, 2001                      JANUARY 31, 2000
                                             ----------------------------------- -----------------------------------
                                             AS PREVIOUSLY                         AS PREVIOUSLY
                                               REPORTED          AS RESTATED           REPORTED          AS RESTATED
    FOR THE THREE MONTHS ENDED
      JANUARY 31:

    Equity in income (loss) in InCon
      Processing, L.L.C                       $(105,446)          $   5,335           $ (88,083)          $  (8,478)
    Total other expense                         (98,505)             12,276             (86,222)             (6,887)
    Net loss                                   (704,115)           (593,334)           (519,060)           (439,725)
    Basic and diluted net loss per
      common share                                (0.15)              (0.13)              (0.12)              (0.11)

                                BIONUTRICS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

    As discussed in Note D to the unaudited condensed consolidated financial statements, the Company has restated its consolidated financial statements to correct certain errors in accounting for the acquisition of InCon Technologies, Inc. in October 1997 and in the subsequent contribution of substantially all of InCon's assets and liabilities to InCon Processing, L.L.C. in June 1999.

    The following discussion of the Company's financial condition and results of operations includes certain forward-looking statements. When used in this report, the words "expects," "intends," "plans" and "anticipate" and similar terms are intended to identify forward looking statements that relate to the Company's future performance. Such statements involve risks and uncertainties. The Company's actual results may differ materially from the results discussed here. Factors that might cause such a difference include, but are not limited to, those discussed under "Business-Special Considerations" in the Company's Form 10-K/A.

    RESULT OF OPERATIONS - Three months ended January 31, 2001 compared with three months ended January 31, 2000.

    Consolidated gross revenues for the quarter ended January 31, 2001 were $23,000 compared to $188,000 for the same quarter in 2000, summarized by subsidiary as follows:

                                                    FOR THE QUARTER
                                                   ENDED JANUARY 31,
                                               -------------------------
                                                2001              2000
                                               -------          --------
    SUBSIDIARY

    Bionutrics Health Products                 $23,000          $157,000
    LipoGenics                                                     3,100
                                               -------          --------

    Total consolidated gross revenues          $23,000          $188,000
                                               =======          ========


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

    The Company is repositioning itself as a product development company and as such is engaged in discussions with several potential marketing partners involving future branded products including dietary supplements and functional food products. Bionutrics Health Products recognized revenues of $100,000 in the first quarter of fiscal 2000 for services related to its product development activities. New products will be based on new technology extending beyond a tocotrienol platform. The Company has announced that it is launching a new cardiovascular product under the brand name, "CARDIO-CINTM - For Heart and Health". This new product, based on Bionutric's patented niacin and soluble fiber composition, is targeted to the cholesterol dietary supplement market.

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

    Other income for the three months ended January 31, 2001 were $12,000 compared other expense $7,000 for the same period in the prior year. The increase is primarily due to the Company's income from its investment in InCon Processing, which is accounted for using the equity method. The Company records its share of InCon Processing's income (loss) for the quarter as an increase (reduction) in its investment.

    The Company accounts for this investment using the equity method. InCon Processing has a fiscal year-end of August 31. The Company's equity in the joint venture's operations for the three months ended November 30, 2000 and 1999 are included in the Company's statement of operations as if they had the same fiscal quarter. Results of Operations for InCon Processing for the 3 months ended November 30, 2000 and 1999 are as follows:


                                            THREE MONTHS
                                         ENDED NOVEMBER 30,
                                   -------------------------------
                                      2000                 1999
                                   ----------          -----------
        Revenues                   $1,221,000          $ 1,176,000
        Expenses                    1,211,000            1,193,000
                                   ----------          -----------

        Net loss (income)          $   10,000          $   (17,000)
                                   ==========          ===========


    Net loss increased to $593,000 or $.13 per basic and diluted share for the three months ended January 31, 2001 compared to $440,000, or $.11 per basic and diluted share for the three months ended January 31, 2000 due primarily to lower revenues as outlined above.

    LIQUIDITY AND CAPITAL RESOURCES - Net cash used in operating activities during the three-month period ended January 31, 2001 was $546,000 as compared to $468,000 during the same period in 2000. This increase is due primarily to lower revenues.

    The Company did not generate any cash from investing activities during the three months ended January 31, 2001 and January 31, 2000.

    Net cash provided by financing activities totaled $298,000 for the three-month period ended January 31, 2001 compared to $498,000 for the same period in 2000. The cash provided during the quarter ended January 31, 2001 was from the sale of common stock pursuant to an equity line of credit whereas the cash provided during the same period ended January 31, 2000 was from the issuance of debt.

    The Company's current cash resources combined with the maximum draw down under the common stock purchase agreement with Justicia Holdings Limited will be sufficient to meet our anticipated working capital expenditure requirements for at least the next 12 months. However, if our stock price and trading volume remain at current levels, the maximum draw down is unavailable pursuant to the terms of the agreement. Draw down amounts available under current market conditions, should they remain unchanged or worsen, will provide cash resources enough only to meet our requirements for the next 3 months. In addition, the Company is not permitted to draw down on the equity line until the registration statement filed on Justicias' behalf becomes effective. Therefore, the Company continues to seek additional capital through private equity and bank lines of credit. There can be no assurance that such additional financing will be attainable, or attainable on terms acceptable to the Company. Access by the Company to additional capital will depend substantially upon prevailing market conditions, and the financial condition of and prospects for the Company at the time. The Company's ability to obtain additional capital could be negatively impacted if it fails to meet certain established criteria necessary to maintain its listing on the Nasdaq SmallCap Market. As of February 6, 2001, the Company did not meet one or more of the criteria to maintain its listing, and the company has 90 calendar days, or until May 7, 2001, to meet the criteria. Should the Company's stock cease trading on the SmallCap Market, it would be traded on the OTC Bulletin Board or possibly listed for trading in certain daily publications, such as the "Pink Sheets." As a result, an investor might find it more difficult to dispose of, or obtain accurate price quotations for, our shares. Trading in this manner might also reduce the visibility, liquidity, and price of our common stock, and the Company would be required to comply with regulations that impose additional sales practice disclosure and market making requirements on broker/dealers who sell or make a market in our stock.

    Management is continuing its efforts to obtain additional funds and is also continuing its efforts to reposition the Company as a product development company and, as such, is engaged in discussions with several potential marketing partners involving evolvE(R) and future branded products, including dietary supplements and functional food ingredients.

                                BIONUTRICS, INC.


                           PART II - OTHER INFORMATION



ITEM 2(c)         Changes in Securities:


                  In January 2001, issued 300,000 shares of common stock at $1.00 per share to Ropart Investments LLC, pursuant to the equity draw down facility entered into on December 20, 2000. In connection with this issuance, the Company issued 30,000, 3 year warrants at an exercise price of $1.00 per share.

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

Bionutrics, Inc. (Registrant)


By:   /s/ Ronald H. Lane
      ------------------------------------------
      Ronald H. Lane


Title: Chairman of the Board, Chief Executive Officer and President


Date:       January 17, 2002
      ------------------------------------



By:   /s/ Karen J. Harwell
      ------------------------------------------
      Karen J. Harwell


Title:      Controller and Chief Accounting Officer
            ------------------------------------------------


Date:       January 17, 2002
      ------------------------------------