Form 10-Q/A
period 2001-04-30
BIONUTRICS INC
filed 2002-01-18
CIK 1030839

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

YES          [X]          NO      [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                           OUTSTANDING AS OF JUNE 14, 2001
-----                                           -------------------------------
COMMON                                                    4,593,169
PAR VALUE $.001 PER SHARE

                                EXPLANATORY NOTE:

This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, as filed by the Registrant on June 14, 2001, and is being filed to reflect the restatement of the Registrant's unaudited condensed consolidated financial statements (see Note E to the unaudited condensed consolidated financial statements).

                                BIONUTRICS, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-Q/A


PART I. FINANCIAL INFORMATION                                                                           PAGE
     ITEM I.          Condensed Consolidated Financial Statements (Unaudited):

                      Condensed Consolidated Balance Sheets                                               3
                      Condensed Consolidated Statements of Operations                                     4
                      Condensed Consolidated Statements of Cash Flows                                     5
                      Notes to Condensed Consolidated Financial Statements                                6

     ITEM 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                 8



PART II. OTHER INFORMATION


     ITEM 2(c)    Changes in Securities                                                                  13

     ITEM 4           Submission of Matters to a Vote of Security Holders                                13

     ITEM 6           Exhibits and Reports on Form 8-K                                                   14


     SIGNATURE                                                                                           15

BIONUTRICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                APRIL 30,             OCTOBER 31,
                                                                                                   2001                  2000
                                                                                              (AS RESTATED,
                                                                                                SEE NOTE E)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                     $     82,623           $    711,563
  Trade receivables - net of allowance for bad debts of $311,310
     and $311,310, respectively                                                                       32,903                 16,845
  Inventory                                                                                           56,207                100,401
  Prepaids and other current assets                                                                   39,114                 62,383
                                                                                                ------------           ------------
           Total current assets                                                                      210,847                891,192
                                                                                                ------------           ------------

PROPERTY - net of accumulated depreciation of $351,720
     and $342,573, respectively                                                                        6,329                 15,474
                                                                                                ------------           ------------

OTHER ASSETS:
  Patent applications and other related costs - net of accumulated
     amortization of $191,160 and $177,328, respectively                                             378,305                392,137
  Investment in InCon Processing, LLC                                                              2,964,635              3,087,186
                                                                                                ------------           ------------
           Total other assets                                                                      3,342,940              3,479,323
                                                                                                ------------           ------------

TOTAL                                                                                           $  3,560,116           $  4,385,989
                                                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                   673,007                664,375
  Accrued liabilities                                                                                637,063                939,777
  Current portion of long-term debt                                                                        0                902,278
                                                                                                ------------           ------------

           Total current liabilities                                                               1,310,070              2,506,430
                                                                                                ------------           ------------

STOCKHOLDERS' EQUITY
  Common stock- $.001 par value - authorized, 45,000,000 shares;
  4,590,387 and 4,294,292 issued, respectively                                                         4,590                 21,468
  Preferred stock- $.001 par value - authorized 5,000,000 shares;
  591,850 and 0 issued and outstanding, respectively (liquidation
  preference of $798,998 and $0, respectively)                                                       798,998
  Additional paid-in capital                                                                      37,281,233             36,296,324
  Warrants                                                                                           934,237                874,603
  Accumulated deficit                                                                            (36,767,809)           (35,311,633)
  Common stock in treasury, 1,202,886 shares                                                          (1,203)                (1,203)
                                                                                                ------------           ------------
           Total stockholders' equity                                                              2,250,046              1,879,559
                                                                                                ------------           ------------

TOTAL                                                                                           $  3,560,116           $  4,385,989
                                                                                                ============           ============

See Notes to Condensed Consolidated Financial Statements.

BIONUTRICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         THREE MONTHS                     SIX MONTHS
                                                                         ENDED APRIL 30                   ENDED APRIL 30
                                                             -------------------------------        --------------------------
                                                                     2001            2000            2001              2000
                                                                 (AS RESTATED,    (AS RESTATED,   (AS RESTATED,    (AS RESTATED,
                                                                  SEE NOTE E)     SEE NOTE E)      SEE NOTE E)      SEE NOTE E)
REVENUES:
  Revenue from services                                         $    32,242                                        $   162,724
  Revenue from product sales                                    $    34,213           43,673      $    57,336          100,727
                                                                  ---------        ---------        ---------        ---------
             Total gross revenues                                    34,213           75,915           57,336          263,451

DISCOUNTS AND ALLOWANCES                                             12,061           43,649           26,696           79,921
                                                                  ---------        ---------        ---------        ---------

             Net revenues                                            22,152           32,266           30,640          183,530

COST OF REVENUES                                                     41,295           20,299           47,890           37,681
                                                                  ---------        ---------        ---------        ---------

     Gross (loss) profit                                            (19,143)          11,967          (17,250)         145,849
                                                                  ---------        ---------        ---------        ---------

OPERATING EXPENSES:
  Selling, general and administrative                               688,453        1,002,073        1,280,776        1,527,915
  Research and development                                           30,345           41,827           45,525           82,705
                                                                  ---------        ---------        ---------        ---------
             Total operating expenses                               718,798        1,043,900        1,326,301        1,610,620
                                                                  ---------        ---------        ---------        ---------

             Operating loss                                        (737,941)      (1,031,933)      (1,343,551)      (1,464,771)
                                                                  ---------        ---------        ---------        ---------

OTHER INCOME (EXPENSE)
  Equity in income (losses) of Incon Processing, L.L.C             (127,886)        (127,990)        (122,551)        (136,468)
  Other income (expense)                                              2,983           (4,488)           9,926           (2,897)
                                                                  ---------        ---------        ---------        ---------
             Total other income (expense)                          (124,903)        (132,478)        (112,625)        (139,365)
                                                                  ---------        ---------        ---------        ---------

NET LOSS                                                        ($  862,844)     ($1,164,411)     ($1,456,176)     ($1,604,136)
                                                                  =========        =========        =========        =========


Basic and diluted net loss per common share                     ($     0.19)     ($     0.28)     ($     0.32)     ($     0.38)
                                                                  =========        =========        =========        =========

Weighted average number of common
shares outstanding                                                4,558,646        4,173,679        4,487,035        4,168,611


                                                                  =========        =========        =========        =========

See Notes to Condensed Consolidated Financial Statements.

BIONUTRICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                          SIX MONTHS
                                                                                                         ENDED APRIL 30
                                                                                                 ----------------------------------
                                                                                                    2001              2000
                                                                                                 (AS RESTATED,       (AS RESTATED,
                                                                                                  SEE NOTE E)        SEE NOTE E)
OPERATING ACTIVITIES:
  Net Loss                                                                                       ($1,456,176)           ($1,604,136)
  Adjustments to reconcile net loss to cash used in
  operating activities:
    Depreciation and amortization                                                                     22,976                 56,947
    Equity in loss of joint venture                                                                  122,551                136,468
    Stock-based compensation expense                                                                  44,872
    Expenses satisfied with issuance of common stock                                                  32,794                415,083
  Changes in operating assets and liabilities:
    Trade receivables-net                                                                            (16,058)               (47,237)
    Inventory                                                                                         44,194                 33,427
    Prepaids and other current assets                                                                 23,269                 (2,361)
    Accounts payable                                                                                   8,632                 (8,777)
    Accrued liabilities                                                                               46,284                (29,086)
                                                                                                 -----------            -----------

             Net cash used in operating activities                                                (1,126,662)            (1,049,672)
                                                                                                 -----------            -----------

FINANCING ACTIVITIES:
  Proceeds from issuance of stock and warrants                                                       500,000
  Proceeds from debt                                                                                 650,000
  Repayments of debt and capital leases                                                               (2,278)                (4,228)
                                                                                                 -----------            -----------

             Net cash provided by financing activities                                               497,722                645,772
                                                                                                 -----------            -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           (628,940)              (403,900)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       711,563                680,190
                                                                                                 -----------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $    82,623            $   276,290
                                                                                                 ===========            ===========

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
                                                                                                 ===========

See Notes to Condensed Consolidated Financial Statements.

BIONUTRICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE A - The accompanying unaudited condensed consolidated financial statements of Bionutrics, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month and six-month periods ended April 30, 2001 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 2001. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto as of and for the year ended October 31, 2000. The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception through April 30, 2001 of $36,767,809, which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate positive cash flows from operations raise substantial doubt about whether the Company will be able to continue as a going concern for a reasonable period of time. Management is continuing their efforts to reposition the Company as a product development company and as such is engaged in discussions with several potential marketing partners concerning new branded ingredients that the Company is developing, including dietary supplements and functional food products. The accompanying financial statements have been retroactively restated to reflect a one-for-five reverse stock split (Note D).


NOTE B - Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the presented periods. Options and warrants are excluded from the diluted net loss per share calculation as they are anti-dilutive.

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

                  In 1999, Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, was issued. The SAB provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. SAB No. 101, as amended by SAB 101B, becomes effective for the fourth fiscal quarter of fiscal quarters beginning after December 31, 1999. There was not a material effect on the Company's financial position or results of operations upon adoption of SAB 101.

NOTE D - Subsequent Event - The Board of Directors and the shareholders approved a one-for-five reverse stock split effected at the close of business on May 29, 2001.

NOTE E - Subsequent to the issuance of its consolidated financial statements for the three-month and six-month period ended April 30, 2001, the Company determined that it had incorrectly accounted for certain transactions entered into during the period from October 31, 1997 to April 30, 2001, as discussed in the following paragraphs.

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

                  SIGNIFICANT EFFECTS OF RESTATEMENT - As a result, the accompanying consolidated financial statements as of April 30, 2001 and for the three-and six-month periods ended April 30, 2001 and 2000 have been restated from previously reported amounts to correct the recording of these items. A summary of the significant effects of the restatement is as follows:






As of April 30, 2001:

                                                                      AS PREVIOUSLY
                                                                         REPORTED                AS RESTATED

Long-term receivable                                                   $    263,071
Investment in InCon Processing, L.L.C.                                     2,378,951            $  2,964,635
Total other assets                                                         2,757,256               3,342,940
Total assets                                                               3,237,503               3,560,116
Stockholders' Equity:
Accumulated deficit                                                      (36,413,305)            (36,767,809)
Receivable collectible in cash or common stock                              (677,117)
Total stockholders' equity                                                 1,927,433               2,250,046
Total liabilities and stockholders' equity                                 3,237,503               3,560,116


For the periods ended April 30:



                                                      SIX MONTHS ENDED                     SIX MONTHS ENDED
                                                       APRIL 30, 2001                       APRIL 30, 2000
                                               ---------------------------------------------------------------
                                               AS PREVIOUSLY                     AS PREVIOUSLY
                                                  REPORTED         AS RESTATED     REPORTED         AS RESTATED
Equity in losses in InCon Processing, L.L.C.      $(165,542)      $(122,551)      $(12,676)       $(136,468)
Total other expense                               (155,618)       (112,625)        (15,303)       (139,365)
Net loss                                          (1,499,169)     (1,456,176)     (1,480,074)     (1,604,136)
Basic and diluted net loss per common share          (0.33)          (0.32)          (0.36)          (0.38)



                                                     THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                       APRIL 30, 2001                       APRIL 30, 2000
                                               ---------------------------------------------------------------
                                               AS PREVIOUSLY                    AS PREVIOUSLY
                                                 REPORTED         AS RESTATED     REPORTED       AS RESTATED
Equity in losses in InCon Processing, L.L.C.     $(60,096)       $(127,886)      $ 75,407        $(127,990)
Total other expense                               (57,113)       (124,903)         70,919        (132,478)
Net loss                                         (795,054)       (862,844)       (961,014)       (1,164,411)
Basic and diluted net loss per common share         (0.17)          (0.19)          (0.23)          (0.28)

                                BIONUTRICS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

As discussed in Note E to the unaudited condensed consolidated financial statements, the Company has restated its consolidated financial statements to correct certain errors in accounting for the acquisition of InCon Technologies, Inc. in October 1997 and in the subsequent contribution of substantially all of InCon's assets and liabilities to InCon Processing, L.L.C. in June 1999.

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

RESULTS OF OPERATIONS


Consolidated gross revenues for the quarter ended April 30, 2001 were $34,000 versus $76,000 for the same quarter in 2000, summarized by subsidiary as follows:

                                          FOR THE QUARTER ENDED
                                                 APRIL 30,
                                         ----------------------
                                          2001            2000

Bionutrics Health Products               $34,000        $44,000
LipoGenics                                32,000
                                         -------        -------

Total consolidated gross revenues        $34,000        $76,000
                                         =======        =======



Bionutrics Health Products continues to experience a decline in sales due to curtailment of advertising and support for the brand evolvE(R) as a result of financial constraints. The Company does not expect evolvE(R) will contribute significant revenue to its operations in the future.

The Company is repositioning itself as a product development company and as such is engaged in discussions with several potential marketing partners involving future branded products including dietary supplements and functional food products. New products will be based on new technology extending beyond a tocotrienol platform. The Company has announced that it is launching two new cardiovascular products under the brand names, "Vitenol E(R) 20/20 - For Heart & Health" and CARDIO-CIN(TM) - For Heart and Health". Vitenol E is a rice bran extract and is a more effective antioxidant than standard vitamin E. CARDIO-CIN is based on Bionutrics's patented niacin and soluble fiber composition. These products are targeted to the cholesterol dietary supplement market.

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

Other expense for the three months ended April 30, 2001 was $128,000 versus a other expense of $128,000.

The Company accounts for this investment using the equity method. InCon Processing has a fiscal year-end of August 31. The Company's equity in the joint venture's operations for the three months ended February 28, 2001 and February 29, 2000 are included in the Company's statement of operations as if they had the same fiscal quarter. Results of Operations for InCon Processing for the 3 months ended February 28, 2001 and February 29, 2000 are as follows:

                              3 MONTHS ENDED        3 MONTHS ENDED
                             FEBRUARY 28, 2001     FEBRUARY 29, 2000
Revenues                     $   774,000             $   974,000
Expenses                       1,030,000               1,230,000
                             -----------             -----------
Net loss (income)            $  (256,000)            $  (256,000)
                             ===========             ===========

Net loss decreased to $863,000 or $.19 per basic and diluted share for the three months ended April 30, 2001 from $1,164,000, or $.28 per basic and diluted share for the quarter ended April 30, 2000 due primarily to lower operating expenses.

Six months ended April 30, 2001 compared with six months ended April 30, 2000.

RESULTS OF OPERATIONS


Trends and comments as noted for the second quarter apply also to the six month year-to-date comparisons.

Consolidated gross revenues for the six months ended April 30, 2001 were $57,000 versus $263,000 for the same period in 2000 and is summarized by subsidiary as follows:

                                           FOR THE SIX MONTHS ENDED
                                                   APRIL 30,
                                      ------------------------------------
                                             2001                   2000
Bionutrics Health Products            $     57,000            $    201,000
LipoGenics                                  62,000
                                      ------------            ------------

Total gross revenues                  $     57,000            $    263,000
                                      ============            ============



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

Other expense for the six months ended April 30, 2001 was $112,000 versus $139,000 for the same period in 2000. This decrease is primarily due to the Company's equity in the of InCon Processing, LLC.

The Company accounts for this investment using the equity method. InCon Processing has a fiscal year-end of August 31. The Company's equity in the joint venture's operations for the six months ended February 28, 2001 and February 29, 2000 are included in the Company's statement of operations as if they had the same fiscal period. Results of Operations for InCon Processing for the 6 months ended February 28, 2001 and February 29, 2000 are as follows:


                             6 MONTHS ENDED        6 MONTHS ENDED
                            FEBUARY 28, 2001      FEBUARY 28, 2000
Revenues                     $ 1,995,000             $ 2,150,000
Expenses                       2,241,000               2,423,000
                             -----------             -----------
Net loss (income)            $  (246,000)            $  (273,000)
                             ===========             ===========

Net loss was $1,456,000 or $.32 per basic and diluted share for the six months ended April 30, 2001 compared to $1,604,000 or $.38 per basic and diluted share for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES


Net cash used in operating activities during the six-month period ended April 30, 2001 was $1,127,000 as compared to $1,050,000 during the same period in 2000.

The Company did not generate any cash from investing activities during the six months ended April 30, 2001 and April 30, 2000.

Net cash provided by financing activities totaled $498,000 for the six-month period ended April 30, 2001 versus $646,000 from the same period in 2000. The cash provided during the six months ended April 30, 2001 was from the sale of common stock pursuant to an equity line of credit whereas the cash provided during the same period ended April 30, 2000 was from the issuance of debt.

The Company requires additional financing at the beginning of the third quarter of the current fiscal year. The Company will require at least $3,000,000 to support its general working capital needs such as salaries and administrative expenses for the next 12 months as well as to fund the research and development costs necessary to complete the launch of its recently developed products. The Company is currently in negotiations to secure this necessary capital through debt financing. The Company also seeks equity financing through private placements to act as a short-term bridge while completing the debt financing. There can be no assurance that such additional financing will be attainable, or attainable on terms acceptable to the Company. Access by the Company to additional capital will depend substantially upon prevailing market conditions, and the financial condition of and prospects for the Company at the time. The Company's ability to obtain additional capital could be negatively impacted if it fails to meet certain established criteria necessary to maintain its listing on the Nasdaq SmallCap Market. The Company has been notified that it has failed to maintain a minimum bid price of $1.00 over 30 consecutive trading days (pre-reverse stock split). The Company was given until May 7, 2001 to demonstrate compliance. The Company subsequently received a notice that its stock would be delisted. However, the Company has appealed to Nasdaq for a hearing, and the delisting is stayed during the hearing period. In order to maintain compliance with the Nasdaq listing standards, the Board of Directors and the shareholders approved a one-for-five reverse stock split affected at the close of business on May 29, 2001.

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


ITEM 4                     Submission of Matters to a Vote of Security Holders


                           The Company's 2001 Annual Meeting of Stockholders was held on March 21, 2001. The following nominees were elected to the Company's Board of Directors to serve as a Class I directors for a three-year term or until their successors are elected and qualified (Votes In Favor and Withheld reflect common shares on a pre-reverse stock split basis):

Nominee                                     Votes in Favor                                       Withheld
-------                                     --------------                                       --------
Ronald H. Lane                                 17,595,610                                        40,520
Daniel S. Antonelli                            17,595,610                                        40,520
William M. McCormick                           17,595,610                                        40,520

The following nominee was elected to the Company's Board of Directors to serve as a Class III director for a two-year term or until his successor is elected and qualified:

Richard M. Feldheim                            17,595,610                                        40,520



The following directors' terms of office continued after the 2001 Annual Meeting of Stockholders:

         Robert B. Goergen
         Y. Steve Henig, Ph.D.
         Milton Okin
         Fredrick Rentschler
         Winston A. Salser, Ph.D.

The following additional item was voted upon by the Company's stockholders:

      Proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending October 31, 2001.


       Votes in Favor             Opposed        Abstained    Broker Non-Vote
       --------------             -------        ---------    ---------------

       17,628,780                  4,750            2,600          0


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



Bionutrics, Inc. (Registrant)


By:      /s/ Ronald H. Lane
         ---------------------------------------------
         Ronald H. Lane


Title:   Chairman of the Board, Chief Executive Officer
           and President


Date:             January 17, 2002
         ---------------------------------------------



By:      /s/ Karen J. Harwell
         ---------------------------------------------
         Karen J. Harwell


Title:   Controller and Chief Accounting Officer
         ---------------------------------------------

Date:             January 17, 2002
         ---------------------------------------------