Form 10-Q/A
period 2001-07-31
BIONUTRICS INC
filed 2002-01-18
CIK 1030839

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
    OF 1934

                         For Quarter Ended July 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO
                                                 ----    ----

                         Commission File Number 0-22011

                                BIONUTRICS, INC.
             (Exact name of registrant as specified in its charter)

NEVADA                                             86-0760991
----------------------------                       -----------------------------
(State or other jurisdiction                       I.R.S. Employer incorporation
organization)                                      Identification Number

2425 E. CAMELBACK RD., SUITE 650  PHOENIX, ARIZONA               85016
--------------------------------  ----------------             ---------
(Address of principal executive offices)                       (Zip code)

                                  602-508-0112
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                       OUTSTANDING AS OF SEPTEMBER 14, 2001
-----                                       ------------------------------------
COMMON PAR VALUE                            4,593,169
$.001 PER SHARE

                                EXPLANATORY NOTE:

This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2001, as filed by the Registrant on September 14, 2001, and is being filed to reflect the restatement of the Registrant's unaudited condensed consolidated financial statements (see Note H to the unaudited condensed consolidated financial statements).


                                BIONUTRICS, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-Q/A



                                                                            PAGE
PART I. FINANCIAL INFORMATION


      ITEM 1.    Condensed Consolidated Financial Statements (Unaudited):

                 Condensed Consolidated Balance Sheets                        3
                 Condensed Consolidated Statements of Operations              4
                 Condensed Consolidated Statements of Cash Flows              5
                 Notes to Condensed Consolidated Financial Statements         6

      ITEM 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         10


PART II. OTHER INFORMATION


      ITEM 2(c)  Changes in Securities                                       14

      ITEM 5.    Other Events                                                14

      ITEM 6.    Exhibits and Reports on Form 8-K                            14


      SIGNATURE                                                              15

BIONUTRICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                          JULY 31,         OCTOBER 31,
                                                                            2001              2000
                                                                        (AS RESTATED,
                                                                         SEE NOTE H)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $     10,915      $    711,563
  Trade receivables - net of allowance for bad debts of $304,677
    and $311,310, respectively                                                12,337            16,845
  Inventory                                                                   47,793           100,401
  Prepaids and other current assets                                           34,145            62,383
                                                                        ------------      ------------
           Total current assets                                              105,190           891,192
                                                                        ------------      ------------
PROPERTY - net of accumulated depreciation of $353,304
  and $342,573, respectively                                                   4,744            15,474
                                                                        ------------      ------------
OTHER ASSETS:
  Patent applications and other related costs - net of accumulated
    amortization of $198,077 and $177,328, respectively                      371,388           392,137
  Investment in InCon Processing, LLC                                      2,846,253         3,087,186
                                                                        ------------      ------------
           Total other assets                                              3,217,641         3,479,323
                                                                        ------------      ------------
TOTAL                                                                   $  3,327,575      $  4,385,989
                                                                        ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $    884,699      $    664,375
  Accrued liabilities                                                        684,047           939,777
  Notes payable and capital leases                                           148,000           902,278
                                                                        ------------      ------------
           Total current liabilities                                       1,716,746         2,506,430
                                                                        ------------      ------------
STOCKHOLDERS' EQUITY
  Common stock- $.001 par value - authorized, 45,000,000 shares;
    4,593,169 and 4,294,252 issued, respectively                               4,593            21,468
  Preferred stock- $.001 par value - authorized 5,000,000 shares;
    591,850 and 0 issued and outstanding, respectively (liquidation
    preference of $798,998 and $0, respectively)                             798,998
  Additional paid-in capital                                              37,314,345        36,296,324
  Warrants                                                                   934,237           874,603
  Accumulated deficit                                                    (37,440,141)      (35,311,633)
  Common stock in treasury, 1,202,886 shares                                  (1,203)           (1,203)
                                                                        ------------      ------------
           Total stockholders' equity                                      1,610,829         1,879,559
                                                                        ------------      ------------
TOTAL                                                                   $  3,327,575      $  4,385,989
                                                                        ============      ============

See notes to condensed consolidated financial statements.

BIONUTRICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                   THREE MONTHS                       NINE MONTHS
                                                                   ENDED JULY 3                      ENDED JULY 31
                                                           ---------------------------------------------------------------
                                                               2001             2000             2001             2000
                                                           ---------------------------------------------------------------
                                                           (AS RESTATED,    (AS RESTATED,    (AS RESTATED,    (AS RESTATED,
                                                            SEE NOTE H)      SEE NOTE H)      SEE NOTE H)      SEE NOTE H)
REVENUES:
  Revenue from services                                                     $     46,374                      $    209,098
  Revenue from product sales                               $     25,125           21,569     $     82,461          122,296
                                                           ------------     ------------     ------------     ------------
           Total gross revenues                                  25,125           67,943           82,461          331,394

DISCOUNTS AND ALLOWANCES                                         12,237           36,748           38,932          116,669
                                                           ------------     ------------     ------------     ------------

           Net revenues                                          12,888           31,195           43,529          214,725

COST OF REVENUES                                                  8,486          120,443           56,376          158,125
                                                           ------------     ------------     ------------     ------------

  Gross profit (loss)                                             4,402          (89,248)         (12,847)          56,600
                                                           ------------     ------------     ------------     ------------

OPERATING EXPENSES:
  Selling, general and administrative                           538,785          527,421        1,819,562        2,055,336
  Research and development                                       12,350           32,403           57,875          115,108
                                                           ------------     ------------     ------------     ------------

           Total operating expenses                             551,135          559,824        1,877,437        2,170,444
                                                           ------------     ------------     ------------     ------------

OPERATING LOSS                                                 (546,733)        (649,072)      (1,890,284)      (2,113,844)
                                                           ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
  Equity in income (losses) of Incon Processing, L.L.C         (118,382)         112,913         (240,933)         (23,555)
  Other income (expense)                                         (7,216)         (12,413)           2,709          (15,040)
                                                           ------------     ------------     ------------     ------------

           Total other income (expense)                        (125,598)         100,500         (238,224)         (38,595)
                                                           ------------     ------------     ------------     ------------

NET LOSS                                                   $   (672,331)    $   (548,572)    $ (2,128,508)    $ (2,152,439)
                                                           ============     ============     ============     ============

Basic and diluted net loss per common share                $      (0.15)    $      (0.13)    $      (0.47)    $      (0.52)
                                                           ============     ============     ============     ============

Weighted average number of common shares outstanding          4,592,836        4,173,679        4,522,019        4,168,611
                                                           ============     ============     ============     ============


See notes to condensed consolidated financial statements.

BIONUTRICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                     NINE MONTHS
                                                                                    ENDED JULY 31
                                                                            -----------------------------
                                                                                2001             2000
                                                                            -----------------------------
                                                                            (AS RESTATED,    (AS RESTATED,
                                                                             SEE NOTE H)      SEE NOTE H)
OPERATING ACTIVITIES:
Net Loss                                                                    $ (2,128,508)    $ (2,152,439)
Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation and amortization                                                   31,479           90,236
  Equity in loss of joint venture                                                240,933           23,555
  Stock-based compensation expense                                                67,306
  Expenses satisfied with issuance of common stock                                43,474          414,814
  Changes in operating assets and liabilities:
    Trade receivables-net                                                          4,508          (50,370)
    Inventory                                                                     52,608          152,411
    Prepaids and other current assets                                             28,238             (328)
    Accounts payable                                                             220,324           28,421
    Accrued liabilities                                                           93,268           53,001
                                                                            ------------     ------------

           Net cash used in operating activities                              (1,346,370)      (1,440,699)
                                                                            ------------     ------------

INVESTING ACTIVITIES:
  Capital expenditures                                                                             (3,035)
                                                                            ------------     ------------

           Net cash used in investing activities                                                   (3,035)
                                                                            ------------     ------------

FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants                                     500,000
Proceeds from debt                                                               148,000          900,000
Repayments of debt & capital leases                                               (2,278)          (6,413)
                                                                            ------------     ------------

           Net cash provided by financing activities                             645,722          893,587
                                                                            ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (700,648)        (550,147)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   711,563          680,190
                                                                            ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $     10,915     $    130,043
                                                                            ============     ============

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
    Settlement of accrued liabilities and debt through issuance
      of common and preferred stock                                         $  1,248,998
                                                                            ============

See notes to condensed consolidated financial statements.

BIONUTRICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the nine-month period ended July 31, 2001 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 2001. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto as of and for the year ended October 31, 2000. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception through July 31, 2001 of $37,440,141, which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate positive cash flows from operations raise substantial doubt about whether the Company will be able to continue as a going concern for a reasonable period of time. Management is continuing their efforts to reposition the Company as a product development company and as such is engaged in discussions with several potential marketing partners concerning new branded ingredients that the Company is developing, including dietary supplements and functional food products. The accompanying financial statements have been retroactively restated to reflect a one-for-five reverse stock split (Note E).

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

NOTE D - SFAS No. 133, "Accounting for Derivative Instruments and Hedging
         Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for the Company's fiscal year beginning November 1, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 Business Combinations, and SFAS No. 142 Goodwill and Other Intangibles. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 for which the date of acquisition is July 1, 2001 or later, eliminates the pooling-of-interests method, and identifies criteria for the establishment of identifiable intangible assets separate from goodwill resulting from a business combination. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on August 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of the Company's goodwill; however, the Company will be required to test its goodwill for impairment under the new standard for its fiscal year beginning September 1, 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The Company has not completed evaluating the impact of implementing the provisions of SFAS No. 141 and 142.

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

NOTE E - At the close of business on May 29, 2001, the Company affected a one-for-five reverse stock split, as approved by a majority vote of the Company's stockholders. All share and per share data have been restated to give effect to the reverse stock split.

NOTE F - On July 18, 2001 the Company received notice from Nasdaq that its securities would be delisted from the Nasdaq SmallCap Market effective July 19, 2001. The Company has requested that the Nasdaq Listing and Hearing council review the July 18, 2001 decision. The Listing Council will likely issue its decision after its meeting in October. Currently, the Company's shares are traded on the OTC Bulletin Board.

NOTE G - Subsequent to the period ended July 31, 2001, the Company and
         Pharmaceutical Marketing Brands, Inc. ("PMB") executed a private placement stock purchase agreement for the purchase of 49% of the Company's issued and outstanding shares of capital stock, on a fully diluted basis, for $5,000,000. The agreement contemplates a close date on or before October 15, 2001. The Board of Directors of the Company will be reconstituted such that a majority of the Board of Directors as of the closing date will be designees of PMB.

         In connection with this agreement, PMB was granted 5,000,000 common stock options exercisable at $1.00 per share. These options have a term of ten years, are transferable, and fully vest on October 15, 2001

         The issuance of the shares and the options is subject to shareholder approval, the Company's receipt of a fairness opinion, and other closing contingencies as set forth in the stock purchase agreement, including, but not limited to the re-listing of Bionutrics' stock as well as satisfactory due diligence by PMB.

         The Company also executed a promissory note with PMB to borrow up to $400,000, advances to be made at PMB's discretion. The interest is equal to the greater of (i) 20% per annum computed on the basis of the actual number of days elapsed and a year of 365 days, or (ii) 20% of the principal amount borrowed, compounded annually. The note is payable in full on the earlier of (i) March 7, 2002, (ii) the purchase of the Company's stock by PMB pursuant to the aforementioned private placement stock purchase agreement, (iii) the receipt of any debt or equity financing in an amount of at least $1,000,000, (iv) the consummation of any corporate transaction including the sale of any assets. This note is secured by the assets of the Company.

NOTE H - Subsequent to the issuance of its consolidated financial statements for the three-month and nine-month period ended July 31, 2001, the Company determined that it had incorrectly accounted for certain transactions entered into during the period from October 31, 1997 to July 31, 2001, as discussed in the following paragraphs.

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

         SIGNIFICANT EFFECTS OF RESTATEMENT - As a result, the accompanying consolidated financial statements as of July 31, 2001 and for the three-and nine-month periods ended July 31, 2001 and 2000 have been restated from previously reported amounts to correct the recording of these items. A summary of the significant effects of the restatement is as follows:

         As of July 31, 2001

                                                        AS PREVIOUSLY
                                                           REPORTED        AS RESTATED
                                                        -------------     -------------
         Long-term receivable                           $    263,071
         Investment in InCon Processing, L.L.C.            2,243,808      $  2,846,253
         Total other assets                                2,615,196         3,217,641
         Total assets                                      2,988,201         3,327,575
         Stockholders' equity:
         Accumulated deficit                             (37,102,398)      (37,440,141)
         Receivable collectible in cash or
           common stock                                     (677,117)
         Total stockholders' equity                        1,271,455         1,610,829
         Total liabilities and stockholders' equity        2,988,201         3,327,575

         For the periods ending July 31:

                                                              NINE MONTHS ENDED                NINE MONTHS ENDED
                                                                JULY 31, 2001                    JULY 31, 2000
                                                        ----------------------------------------------------------------
                                                        AS PREVIOUSLY                     AS PREVIOUSLY
                                                          REPORTED        AS RESTATED        REPORTED       AS RESTATED
         Equity in income (loss) in InCon
           Processing, L.L.C.                           $   (300,686)    $   (240,933)    $     14,602     $    (23,555)
         Other income (expense)                             (297,977)        (238,224)            (438)         (38,595)
         Net loss                                         (2,188,261)      (2,128,508)      (2,114,282)      (2,152,439)
         Basic and diluted net loss per common share           (0.48)           (0.47)           (0.51)           (0.52)

                                                             THREE MONTHS ENDED              THREE MONTHS ENDED
                                                                JULY 31, 2001                   JULY 31, 2000
                                                        ------------------------------------------------------------
                                                        AS PREVIOUSLY                   AS PREVIOUSLY
                                                          REPORTED       AS RESTATED      REPORTED       AS RESTATED
         Equity in income (loss) in InCon
           Processing, L.L.C.                            $ (135,143)     $ (118,382)     $   27,277      $  112,913
         Other income (expense)                            (142,359)       (125,598)         14,864         100,500
         Net loss                                          (689,092)       (672,331)       (634,208)       (548,572)
         Basic and diluted net loss per common share          (0.15)          (0.15)          (0.15)          (0.13)

                                BIONUTRICS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

As discussed in Note H to the unaudited condensed consolidated financial statements, the Company has restated its consolidated financial statements to correct certain errors in accounting for the acquisition of InCon Technologies, Inc. in October 1997 and in the subsequent contribution of substantially all of InCon's assets and liabilities to InCon Processing, L.L.C. in June 1999.

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

Consolidated gross revenues for the quarter ended July 31, 2001 were $25,000 versus $68,000 for the same quarter in 2000, summarized by subsidiary as follows:

                                                             FOR THE QUARTER
                                                              ENDED JULY 31,
                                                         -----------------------
SUBSIDIARY                                                 2001            2000

Bionutrics Health Products                               $25,000         $25,000
LipoGenics                                                                46,000
                                                         -------         -------

Total consolidated gross revenues                        $25,000         $68,000
                                                         =======         =======

Bionutrics Health Products continues to sell through its remaining evolvE(R) inventory. The Company does not expect evolvE will contribute significant revenue to its operations in the future.

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

Other expense for the three months ended July 31, 2001 was $126,000 versus other income of $101,000 for the same quarter in 2000. This $227,000 decrease is primarily due to the Company's recognition of its share of InCon Processing's net loss for the 3 months ended July 31, 2001. The Company uses the equity method to account for its investment in InCon Processing. Consequently, the Company records its share of InCon Processing's loss for the quarter as a decrease in its investment.

The Company accounts for this investment using the equity method. InCon Processing has a fiscal year-end of August 31. The Company's equity in the joint venture's operations for the three months ended May 31, 2000 and 1999 are included in the Company's statement of operations as if they had the same fiscal quarter. Results of Operations for InCon Processing for the 3 months ended May 31, 2001 and 2000 are as follows:

                                                           3 MONTHS ENDED
                                                   -----------------------------
                                                   MAY 31, 2001     MAY 31, 2000

      Revenues                                     $   773,000      $ 1,768,000
      Expenses                                       1,010,000        1,542,000
                                                   -----------      -----------
      Net loss (income)                            $  (237,000)     $   226,000
                                                   ===========      ===========

Net loss was $672,000 or $.15 per basic and diluted share for the three months ended July 31, 2001 compared to $549,000 or $.13 per basic and diluted share for the same period in 2000.

Nine months ended July 31, 2001 compared with nine months ended July 31, 2000.

RESULTS OF OPERATIONS

Trends and comments as noted for the third quarter apply also to the nine-month year-to-date comparisons.

Consolidated gross revenues for the nine months ended July 31, 2001 were $82,000 versus $331,000 for the same period in 2000 and is summarized by subsidiary as follows:

                                                           FOR THE NINE MONTHS
                                                               ENDED JULY 31,
                                                          ----------------------
     SUBSIDIARIES                                           2001          2000

     Bionutrics Health Products                           $ 82,000      $222,000
     LipoGenics                                                          109,000
                                                          --------      --------

     Total gross revenues                                 $ 82,000      $331,000
                                                          ========      ========

Bionutrics Health Products Inc. continues to sell through its remaining evolvE(R) inventory. The Company is repositioning itself as a product development company. Revenues for the nine months ended July 31, 2000 include $100,000 for services related to its development activities.

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

Other expense for the nine months ended July 31, 2001 was $238,000 versus $38,000 for the same period in 2000. This increase is primarily due to the Company's recognition of its share of InCon Processing's net loss for the nine months ended July 31, 2001.

The Company accounts for this investment using the equity method. InCon Processing has a fiscal year-end of August 31. The Company's equity in the joint venture's operations for the nine months ended May 31, 2001 and 2000 are included in the Company's statement of operations as if they had the same fiscal period. Results of Operations for InCon Processing for the 9 months ended July 31, 2001 and 2000 are as follows:

                                                       9 MONTHS ENDED MAY 31,
                                                     --------------------------
                                                         2001           2000

      Revenues                                       $ 2,768,000    $ 3,918,000
      Expenses                                         3,251,000      3,965,000
                                                     -----------    -----------

      Net loss (income)                              $  (483,000)   $   (47,000)
                                                     ===========    ===========

Net loss was $2,129,000 or $.47 per basic and diluted share for the nine months ended July 31, 2001 compared to $2,152,000 or $.52 per basic and diluted share for the same period in 2000.

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

The Company requires additional financing of at least $3,000,000 to support its general working capital needs such as salaries and administrative expenses for the next 12 months as well as to fund the research and development costs necessary to complete the launch of its recently developed products. The Company has executed a private placement stock purchase agreement with Pharmaceutical Marketing Brands, Inc., ("PMB") for the purchase of 49% of the Company's issued and outstanding shares of capital stock, on a fully diluted basis, for $5,000,000. In connection with this agreement, PMB was granted 5,000,000 common stock options exercisable at $1.00 per share. These options have a term of ten years, are transferable, and fully vest on October 15, 2001. The agreement contemplates a close date on or before October 15, 2001 and is subject to shareholder approval, the Company's receipt of a fairness opinion, and other closing contingencies as set forth in the stock purchase agreement. The Company is also seeking additional capital through debt financing. There can be no assurance that such additional financing will be attainable, or attainable on terms acceptable to the Company. Access by the Company to additional capital will depend substantially upon prevailing market conditions, and the financial condition of and prospects for the Company at the time. On July 18, 2001 the Company received notice from Nasdaq that its securities would be delisted from the Nasdaq SmallCap Market effective July 19, 2001. The Company has requested that the Nasdaq Listing and Hearing Review Council review the July 18, 2001 decision. The Listing Council will likely issue its decision after its meeting in October. Currently, the Company's shares are traded on the OTC Bulletin Board.

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

ITEM 6            Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           Exhibit 10.50 Multiple Advance Non-Revolving Note (Incorporated by reference to
                                             Registrant's Third Quarter Form
                                             10-Q filed with the Commission on
                                             or about September 13, 2000)

                           Exhibit 10.51 Loan and Stock Pledge Agreement (Incorporated by reference to
                                             Registrant's Third Quarter Form
                                             10-Q filed with the Commission on
                                             or about September 13, 2000)


                  (b)      Reports on Form 8-K

                           Form 8-K filed July 20, 2001 regarding the Company's delisting from the Nasdaq SmallCap Market.

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

Bionutrics, Inc. (Registrant)


By:    /s/ Ronald H. Lane
       ----------------------------------------
       Ronald H. Lane


Title: Chairman of the Board, Chief Executive
       ----------------------------------------
       Officer and President
       ----------------------------------------


Date:  January 17, 2002
       ----------------------------------------



By:    /s/ Karen J. Harwell
       ----------------------------------------
       Karen J. Harwell


Title: Controller and Chief Accounting Officer
       ----------------------------------------


Date:  January 17, 2002
       ----------------------------------------

                                  EXHIBIT INDEX

Exhibit Number         Description of Exhibit
--------------         ----------------------
Exhibit 10.50          Multiple Advance Non-Revolving Note (Incorporated by
                       reference to Registrant's Third Quarter Form 10-Q filed
                       with the Commission on or about September 13, 2000)

Exhibit 10.51 Loan and Stock Pledge Agreement (Incorporated by reference to Registrant's Third Quarter Form 10-Q filed with the Commission on or about September 13, 2000)
