Form 10-K
period 2001-10-31
BIONUTRICS INC
filed 2002-02-01
CIK 1030839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001	Commission file number 0-22011

Bionutrics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-0760991

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2425 E. Camelback Road, Suite 650, Phoenix, Arizona 85016

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
(602) 508-0112

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of class)

         Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of January 28, 2002, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock as of such date on the OTC Bulletin Board, was $8,480,311. Shares of common stock held by each officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and may not apply for other purposes.

         As of January 28, 2002, there were 4,352,600 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

ITEM 1.  BUSINESS

Introduction

         Bionutrics, Inc. (“Bionutrics” or the “Company”) is a biopharmaceutical company founded to discover, develop and apply novel biologically active compounds from natural sources. The Company’s goal is to be a leader in the newly emerging field of functional nutrition, the marriage of drugs and food, by providing food ingredients that can prevent and even cure diagnosed diseases. Bionutrics’ business model is to source biologically active compounds from food commodity processing by-product streams and develop these compounds as proprietary functional nutrition products and/or ethical drug products, which are regulated pharmaceutical products. The disciplines and efforts comprising a discovery and development program for functional nutrition and ethical drugs are fundamentally the same. Products derived from the Company’s research program will be directed initially towards functional nutrition to generate early revenue and reduce the need for capital while it pursues the development and regulatory approval of drug candidates.

         The Company’s building efforts of the previous decade have positioned it with proprietary technology, compounds, processing methods and products having application to worldwide markets of potential significance. Bionutrics has sources of raw material by-products streams available to it in large quantities and it has developed specific capabilities in engineering and processing technologies for the separation of these streams into both high-value biologically active products and bulk food ingredients. This technology provides the Company the potential advantage of access to proprietary active ingredients at relatively low cost. Initial products are tocotrienol (a new form of vitamin E) concentrates derived from rice bran. The Company also has patent rights to a composition of niacin and dietary fiber that have application to dietary supplements, medical foods or over-the-counter products.

         Bionutrics’ operating strategy has changed from prior years where it manufactured and marketed its products to its current strategy, which is to leverage its core competency of new product development by partnering the manufacturing and marketing. The Company’s goal is to discover, define and protect its products and technology and to partner manufacturing and marketing. Bionutrics believes this strategy will allow it to exploit its strengths while recognizing its resource limitations, and at the same time accessing the unfolding global opportunity.

         The Company’s three primary subsidiaries are LipoGenics, Inc. (“LipoGenics”), Bionutrics Health Products, Inc. (“Health Products”), and InCon Technologies Inc. (“InCon”). LipoGenics serves as the product research arm of the Company with a focus on the discovery and development of active compounds for both drugs and functional nutrition. Health Products is the market research and product positioning company charged to deliver new functional nutrition products to marketing partners. InCon Technologies was merged in June 1999 into a new limited liability company, InCon Processing, LLC (“InCon Processing”) in which the Company has a 50% ownership together with ACH Food Companies, Inc. (“ACH”, formerly known as AC HUMKO CORP), a subsidiary of ABF North America Corp. (“ABF”). InCon Processing provides engineering and design for the Bionutrics’ compound recovery systems and ingredient processing. In addition, the Company has three inactive subsidiaries, Nutrition Technology Corporation, InCon International Ltd. and Cosmedics, Inc.

         The Company has generated an accumulated deficit of approximately $38.2 million through its fiscal year ended October 31, 2001. Due to financial constraints the Company has curtailed advertising and support for its initial product and continues to experience a significant decline in sales. Unless the Company is successful in obtaining additional capital and developing strategic partnerships for manufacturing and marketing it will not be able to execute its business plan.

         In connection with a stock purchase agreement entered into with HealthSTAR Holdings LLC, the Company expects to enter into three strategic relationship agreements with HealthSTAR Communications, Inc. These agreements are designed to provide the Company with a foundation to commercialize its technology, market its products, and expand its business beyond traditional product research and development functions. The agreements provide for administrative and professional support, marketing services for the Companies products, and assistance in identifying acquisition candidates. HealthSTAR Communications, Inc. will retain a three year right of first refusal with respect to the sale by Bionutrics of any company Bionutrics may acquire with HealthSTAR’s assistance.

It is also expected that four new persons will join the board of directors. This transaction has not yet been completed. The initial closing pursuant to the stock purchase agreement must occur on or before March 1, 2002 or the agreement is subject to termination unless extended by the parties.

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

         Functional foods began with a National Cancer Institute initiative to find ways of supplementing foods to enhance their cancer fighting potential. The functional food category may be defined as conventional foods or foods for special dietary use that are regulated under the Nutritional Labeling and Education Act (NLEA 1990) that have enhanced health benefits. Such product may require FDA pre-approval of a health claim or of a food additive petition. From a marketing perspective, it may be difficult to distinguish between certain non-modified products such as vegetables and those that have been specially prepared to enhance health. However, the majority of new entries in this category are specially-fortified versions of conventional foods. The market for these products is purported to have surpassed $18 billion last year in the U.S. Products that exemplify the category are ones such as stanol fortified margarines and salad dressings as well as certain fortified bars and meal replacements. As these products take hold in the mainstream, newer products such as enriched eggs and fully prepared and packaged foods continue to proliferate. The backbone for these products is the bioactive ingredients used to deliver on health or function claims. Bioactive ingredients from soy protein, oat bran and psyllium as macro ingredients, to stanols, isoflavones and tocotrienols are beginning to fuel growth and product development momentum in the food industry.

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

         Dietary supplements are part of the health and natural food market in the United States. This market increased from an estimated $17.3 billion in sales in 1999 to $17.6 billion in 2000, a growth rate of 2%. The expansion of this market is largely the result of the rapidly growing portion of the population over 40 years old, who are concerned with aging and disease, combined with favorable consumer attitude shifts toward natural health care. Within the health and natural food market, dietary supplement sales were $10.8 billion in 2000. Recent estimates indicate that 54% of the U.S. population uses nutritional supplements at least occasionally in some form. Nutritional awareness and market size are also growing in other parts of the world. Bionutrics intends to access these global opportunities for product sales of both dietary supplements and functional foods, in each case through strategic partners.

         The growth of sales of dietary supplements has resulted largely from recent studies indicating a correlation between the regular consumption of selected vitamins and nutritional supplements and reduced incidences of conditions such as cancer, heart disease and osteoporosis. Within the dietary supplement category, antioxidants remain the growth leader. One antioxidant, vitamin E, has shown particularly strong growth, resulting in estimated retail sales in excess of $500 million in mass-market sales alone in 1999. Dietary supplements, including both vitamins and nutritional supplements, are consumed specifically to enhance bodily structure or functions, such as thinking or athletic performance or cholesterol maintenance. Under current law a dietary supplement may not claim to prevent, treat or cure a disease (see below under “Government Regulation”), which restricts the manner in which it may be marketed and the claims that can lawfully be made.

         Regulated Pharmaceutical Products

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

Product Development

         The Company intends to continue to develop proprietary compositions potentially as both ethical drugs and functional nutrition products. The functional nutrition products will be created and developed as novel medical food, functional food and dietary supplement formulations for use by specific target populations. These ingredients and formulations may include tocotrienols or other compounds that can be marketed with statements of nutritional support authorized per the 1990 NLEA and 1994 DSHEA legislation (see below under “Government Regulation”). The intent of the ingredients development program will be to generate future proprietary products with a point-of-difference and wide marketability. Such products would reflect the Company’s business model of focusing on new ingredients that exploit its core competency.

         Cardiovascular

         Clearesterol™: Bionutrics’ first cardiovascular product was a dietary supplement marketed under the brand name of evolvE®, and contained a tocotrienol based ingredient, Clearesterol™. evolvE® was launched in 1997 in a national campaign targeting mass-market retail distribution. The Company has no present plans to promote or support the sales of evolvE® and, accordingly, Clearesterol™ is not viewed as a significant part of the Company’s product future.

         Vitenol E®. The Company has also produced a more concentrated form of rice bran-derived tocotrienols, Vitenol E®, which it plans to use as an ingredient in its own novel formulations and to sell to other companies as a “value-added” vitamin E complex. Bionutrics is obtaining this material from InCon Processing.

         CARDIO-CIN™. The Company acquired the rights to patented technology for the use of a timed-released composition of niacin and dietary fiber, which has demonstrated in preliminary on-going research a 22-24% reduction in LDL-cholesterol, 13-18% increase in HDL-cholesterol and a 21-29% drop in triglycerides following four weeks of treatment with 1.2 grams of niacin daily. This particular composition may have application as a medical food to diabetics and other populations with dyslipidemia. (See “Special Considerations – Reliance on patents, licenses and intellectual property rights” concerning contract dispute.)

         Cancer

         Bionutrics received a broad patent this past year covering the use of tocotrienols to treat cancer (see “Patents and Trademarks” below). Third-party research published in peer-reviewed journals supports the Company’s position that tocotrienols may be effective in the treatment of certain cancer types. Bionutrics has also discovered other compounds isolated from natural sources that preliminarily appear to be effective against certain cancer cell-lines and intends to extend the current research on those compounds to determine their potential efficacy and commercial feasibility. Any such commercial application would be dependent on obtaining the prior approval of the FDA.

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

         Oxidative Stress

         Bionutrics has filed a patent application on a novel composition, which has unique anti-oxidative activity and may be used to reduce oxidative stress. Oxidative stress is a condition produced within cells promoted by environmental, enzymatic or dietary oxidizing events that lead to the overproduction of reactive oxidizing agents that may cause damage to cell membranes, nuclear structures (including DNA) or other critical cellular components, or may affect cellular processes or intra/inter-cellular signaling and, thereby, producing pathological consequences. In many cases this oxidative stress process can be mitigated with antioxidants. The Company has also acquired technology that has application as a means of measuring oxidative stress in both blood and urine (see “Patents and Trademarks” below). The urine based assay can be employed as a self-administered take home kit for the determination of an individuals level of oxidative stress, potential contribution of a disease state to the oxidative stress and the benefit derived by the administration of the Company’s potential proprietary antioxidant products.

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

         The Company announced the first of its proprietary ingredients for functional nutrition during the first quarter of 2001. These products are initially positioned as dietary supplement ingredients and are directed towards cardiovascular health. As part of the Company’s strategy for functional nutrition product development, antioxidation and blood lipid management will be targeted and the technology used in these products is covered by one or more of its patents. Bionutrics will focus on multi-level companies as primary channels of distribution for its first round of products, with mass-market retail and Internet distribution channels to follow.

         As part of Bionutrics’ strategy to partner marketing and manufacturing, the previously launched retail brand, evolvE®, is not being supported with consumer advertising or product promotion funds. Accordingly, this product has only a limited presence in the mass market. The Company is principally serving the evolvE® consumers through its Internet address and 800-phone line. The Company began sales of its first product, evolvE®, late in the second quarter of fiscal 1997. In order to obtain distribution through many of the leading drug and food chains throughout the United States, it was necessary to provide customers the right to return the product. Credit is granted based upon a credit report and payment terms generally provide a 2% discount if paid within 30 days.

Manufacturing

         Bionutrics’ operating strategy is to leverage its core competency of new product development by partnering raw material and finished goods manufacturing and consumer marketing initiatives. In particular, the Company desires to expand its manufacturing base and take advantage of value-added commodity by-product processing technology without operational responsibility or capital risk. To accomplish this, the Company seeks to form partnerships with global food manufacturing firms who will assume the logistic, transportation, distribution, regulatory, environmental, labor, administration and other operational elements associated with processing by-product streams necessary to manufacture its products.

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

         As part of the 1998 transaction, ACH (formerly AC HUMKO CORP.), a subsidiary of ABF, acquired for $2 million Bionutrics’ rice bran-processing technology for use in North America. The technology acquisition was part of a contemporaneous $4 million stock investment in Bionutrics and a subsequent purchase for approximately $2.5 million of certain oil processing assets from the plant owned by Bionutrics’ subsidiary, Nutrition Technology Corp., in West Monroe, Louisiana, which plant was closed on October 1, 1998. As part of the divestiture, Bionutrics retained the right to participate in rice bran processing profits by ACH without operational responsibility or capital risk.

         Although the Company has agreed to acquire the Clearesterol ingredient from ACH as well as other ingredients, the current inventory of evolvE® has been sufficient such that the Company has not needed Clearesterol. Additionally, the Company also relies on outside sources for evolvE® encapsulation. With the current inventory levels and reduced sales of evolvE®, the Company does not anticipate needing encapsulation services in the foreseeable future. Consequently, the Company does not consider any supplier or manufacturer as significant to its current operations.

         InCon Processing

         In June 1999, the Company further reduced its manufacturing exposure by merging its molecular separation operation, InCon Technologies, with ACH to create a new joint venture company, InCon Processing, LLC, a limited liability company. InCon transferred substantially all of its assets to the newly formed LLC for which it received a payment of $3,000,000 and a 50% interest in the new company. As part of this transaction, Bionutrics restructured a profit sharing provision of the 1998 transaction relating to the calculation of profit and minimums. In the future, the Company will receive 15% of all EBIT, if any, (earnings before interest and taxes) derived by ACH from the sale of rice bran derivative products (verses a graduated percentage of EBITDA [earnings before interest, taxes, depreciation and amortization]) without an offset against a floor or minimum earnings deduction (verses a graduated minimum earnings deducted prior to a percentage participation calculation). In October 2000, the Company agreed to issue 60,000 shares of common stock, valued at $300,000, to ACH as consideration for the release of certain obligations under the Master Formation Agreement and Members Agreement related to the formation of this venture.

         The formation of this venture allowed the Company to more ably avail itself of the research and development capacity of InCon for specialty processing without being encumbered by capital requirements of the operation or for new facilities. As new functional nutrition products are developed within Bionutrics, and InCon Processing designs and engineers systems necessary for their processing, the Company will look initially to ACH for manufacturing. ACH will provide the manufacturing of these products where feasible and when such manufacturing is taken on by ACH, capital expenditures and operational responsibilities will also be theirs. It is management’s view that the InCon Processing venture with ACH, in a practical sense, enhances Bionutrics’ manufacturing base, broadens the valued partnership between Bionutrics and ABF, and gives the Company greater strength to deal with its future marketing partners.

         A critical aspect of the core competency of the Company is the ability to engineer and design equipment necessary to convert raw material sources into value-added active compounds and nutritional products. This is important because the nature of active compounds renders them difficult to process, isolate, and recover. Producers of raw material by-product streams generally do not have this requisite equipment. Bionutrics believes its compound discovery, clinical research and product market capabilities in combination with InCon Processing’s technology and ACH’s manufacturing abilities give the Company competitive and operational advantages.

         InCon Processing operates a specialized development and chemical manufacturing facility located in Batavia, Illinois, approximately 45 miles due west of Chicago. The 30,000 square foot facility contains uniquely fabricated molecular distillation and other molecular separation equipment. Molecular distillation is a manufacturing process where under vacuum selective molecules are evaporated and, thereby, removed or concentrated in a precise manner. Molecular distillation has advantages over other systems, depending on the material processed, of limiting thermal degradation, greater precision or enhanced economics. InCon Processing has developed significant skill in applying molecular distillation technology to engineering and designing molecular separation equipment. Other methods of molecular separation including dry fractionation, chromatographic isolation, solvent extraction, membrane separation and enzymatic fermentation are potentially employed in its designed systems.

         InCon Processing provides toll molecular separation services for Eastman Chemical and other independent companies requiring chemical separation services for the manufacturing of their products. InCon Processing markets its engineering and design skills independently of the Company’s raw material sourcing and sells specifically designed equipment to unrelated third parties as part of oil processing plant design and construction oversight.

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

Key Customers

         During fiscal year 1999, total gross revenues were $3,690,000, of which 23% were attributable to sales of evolvE® and 67% were from toll processing. Of the revenues generated at InCon, Eastman Chemical Co. and ADM accounted for approximately 44% and 22% of those revenues, respectively. During fiscal year 2000, total gross revenues were $356,000, of which 41% were attributable to sales of evolvE®, 31% were from a grant received from the National Heart, Blood and Lung Institute and the remaining 28% were related to product development activities. The product development revenues were received from Mead Johnson Nutritionals. During fiscal 2001, gross revenues were $96,000, of which 100% were attributable to the sales of evolvE®.

Patents and Trademarks

         As of October 31, 2001, Bionutrics has ten issued U.S. patents and eleven pending U.S. patent applications (with numerous foreign counterparts) covering novel tocotrienols and tocotrienol-like compounds, methods for their use, compositions containing those compounds and production processes in the area of tocotrienols. Furthermore, the Company has acquired one U.S. patent with four corresponding foreign patent applications claiming methods for promoting weight and fat loss. In addition, the Company has secured exclusive licenses under eleven additional U.S. patents and two additional pending U.S. patent applications relating to other therapeutic and diagnostic areas of commercial interest to the Company.

         Bionutrics’ first U.S. patent, obtained through its R&D subsidiary LipoGenics (U.S. patent 5,591,772) was issued in January 1997. This patent, through composition of matter claims, secures protection for several novel vitamin-E like compounds discovered by Bionutrics and through method and process claims, protects methods for using and processes for producing those compounds. The patent may also serve to protect the Clearesterol™ ingredient contained in Bionutrics’ evolvE® brand dietary supplement. A second U.S. patent was issued in October 1998 (U.S. patent 5,821,264) with claims that parallel those of the January 1997 patent but refer to a broader and more generic class of compounds.

         The Company has also been successful in obtaining patent protection for its unique tocotrienol processing technology. In June 1999, Bionutrics received another U.S. patent directed to specific tocotrienol/tocopherol production processes (U.S. patent 5,908,940). In March 2001, the Company was awarded a U.S. patent for tocotrienol-rich fractions produced using its proprietary tocotrienol/tocopherol production process (U.S. patent 6,204,290).

         Bionutrics continues to enhance its portfolio of patents covering the use tocotrienols to treat and prevent a wide range of disorders and conditions. In July 1999, a broad U.S. patent was issued to Bionutrics for methods to treat and prevent cancer using tocotrienols (U.S. patent 5,919,818). This patent contains method claims directed to the known, naturally occurring tocotrienols (such as a-tocotrienol and y-tocotrienol), as well as Bionutrics’ novel proprietary tocotrienols and other vitamin-E like compounds. The Company was awarded a similarly broad U.S. patent in May 2001, claiming the use of tocotrienols to treat inflammatory conditions (U.S. patent 6,239,171). In November 2000, the Company received another patent (U.S. patent 6,143,770) for a composition comprising tocotrienol, or a mixture thereof, and nicotonic acid. This technology has application to cardiovascular health and diabetes. Additional U.S. and foreign patent applications that focus on other diseases and conditions are pending.

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

         Bionutrics has also continued its activities directed towards acquiring additional patents and other intellectual property to augment its holdings. In late 1995, Bionutrics acquired a U.S. patent from the Wisconsin Alumni Research Foundation (U.S. patent 4,603,142) covering the use of a-tocotrienol for lowering cholesterol. This patent serves to protect Bionutrics’ dietary supplement, evolvE®, which contains a significant amount of a-tocotrienol. In 1997, Bionutrics acquired a U.S. patent from Dr. Tung-Ching Lee (U.S. patent 5,047,254) covering a process for recovering edible oil from rice bran. This patent has since been assigned to ABF/ACH as part of a strategic alliance formed in August 1998. In 1999, Bionutrics licensed the exclusive rights to certain proprietary technology owned by Eric Kuhrts, Lipoprotein Diagnostics, Inc., and Hauser-Kuhrts, Inc., located in California (See Special Considerations – Reliance on patents, licenses and intellectual property rights). This technology relates to two main areas: (1) niacin/fiber compositions having cardiovascular applications and (2) oxidative stress diagnostic test kits to measure the positive effects of dietary antioxidants, as well as the negative impact of environmental factors (such as smoking) and disease states. In February 2000, Bionutrics acquired the rights to certain patents and patent applications owned by John Gustin and Mark F. McCarty claiming methods for promoting weight and fat loss. Bionutrics intends to pursue commercializing these technologies independently, as well as possibly integrating them with Bionutrics’ existing proprietary technology.

         As a part of the August 1998 Bionutrics/ABF agreement, Bionutrics transferred certain rights in Bionutrics’ rice bran processing technology to ACH. Most notably, Bionutrics assigned to ACH its rights in U.S. patent 5,047,254 and in the process claims of future Bionutrics patents in North America as they pertain to rice bran. In the June 1999 InCon Processing transaction (see “InCon Processing” above), Bionutrics’ wholly owned subsidiary, InCon, has assigned certain of its current and future intellectual property rights to InCon Processing relating to processing of natural source materials. InCon retained, however, all current and future rights relating to proprietary compounds and compositions of matter having biological activity and/or utility and products incorporating such compositions of matter.

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

         On December 24, 1996, the Company filed its notification letter for the evolvE® dietary supplement with FDA with respect to the product’s statements of nutritional support. Although DSHEA only requires companies to notify FDA, the agency has adopted an unofficial policy of responding with a letter, which has become known as a “courtesy letter,” when it believes that there may be a question with respect to any statement of nutritional support. On January 29, 1997, FDA responded with a courtesy letter raising questions concerning one of Bionutrics’ statements of nutritional support. In its March 10, 1998, notification to FDA, the Company announced labeling changes — to add a statement on the importance to cholesterol-lowering of a low-fat diet and exercise — in deference to FDA’s courtesy letter. At present, the Company’s chief structure/function claims for evolvE® are that it works to help lower cholesterol when taken as part of an overall program including a low-fat, low-cholesterol diet and exercise, acts as a powerful antioxidant and promotes normal circulation.

         On April 29, 1998, FDA proposed regulations to limit statements that may be placed on product labels and labeling concerning the effect that a dietary supplement has on the structure or function of the human body. FDA sought to prohibit as disease claims requiring agency pre-approval all cholesterol lowering statements such as those that currently appear on the evolvE® label and in labeling. The Company, as did numerous other affected parties and organizations, wrote to oppose such FDA rules. On January 6, 2000, the FDA issued its final regulation concerning structure and function claims for dietary supplements. In the preamble to the regulation, FDA states, with regard to cholesterol claims for dietary supplements, that the agency has concluded that an appropriate structure/function claim for maintaining cholesterol would be, “helps to maintain cholesterol levels that are already within the normal range.” The agency also stated its position that a “lowers cholesterol” claim, however qualified, is an implied disease claim.

         As such, the Company has reviewed and, where necessary, is revising its claims for evolvE® to comply with the new regulation.

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

         The Company intends to market certain products pursuant to contracts with customers who will distribute the products under their own or other trademarks. In addition to Bionutrics’ responsibilities, such customers are subject to the governmental regulations discussed in this section in connection with their marketing, distribution and sale of such products, and the Company will be subject to such regulations in connection with the manufacture of such products. However, the Company’s manufacturing contractors are independent companies, and their labeling, marketing and distribution of such products are beyond the Company’s control except by contract. Failure of these customers to comply with applicable laws or regulations could have a material adverse effect on the Company. Governmental regulations in foreign countries where the Company or a strategic partner may determine to sell products may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company’s products. Compliance with such foreign governmental regulations generally will be the responsibility of the Company’s customers in those countries. Those customers are expected to be independent companies over which the Company will have no control except by contract.

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

         The Company commenced sales of its first product late in the second quarter of fiscal 1997. Additional revenue sources have only recently been acquired or developed. Accordingly, there is limited historical financial information about the Company upon which to base an evaluation of the Company’s performance or to make a decision regarding an investment in shares of the Company’s common stock. The Company has generated an accumulated deficit of approximately $38.2 million through its fiscal year ended October 31, 2001. The Company’s operations to date have progressed from research and development activities to the marketing and sale of its first product evolvE®. All other products are in the developmental stage. Sales of evolvE® or other products the Company may introduce may fail to achieve significant levels of market acceptance. The Company’s business will be subject to all the problems, expenses, delays and risks inherent in the establishment of a new business enterprise including limited capital, delays in product development, possible cost overruns due to price increases in raw product and unforeseen difficulties in its manufacturing processes, uncertain market acceptance and the absence of an operating history. Therefore, the Company may never achieve or maintain profitable operations and the Company may encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

The Company will require additional capital, and if additional capital is not available, the Company may have to curtail or cease operations.

         To become and remain competitive, the Company will be required to make significant investments in research and development on an ongoing basis. The Company requires additional financing of at least $3,000,000 to support its general working capital needs as well as to fund the research and development costs necessary to complete the launch of its recently developed products. The Company is currently in negotiations to secure this necessary capital through equity private placements as well as debt financing. The Company does not at this time have any committed sources of financing, other than the Justicia equity line of credit, the terms of which currently prohibit the Company from drawing down any funds. There can be no assurance that additional financing will be attainable on terms acceptable to the Company, or at all, at such time as the Company’s needs may require. If such financing is not available on satisfactory terms, the Company may be unable to operate at its present level or develop and expand its business, develop new products or develop new markets at the rate desired and its operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing shareholders. As of October 31, 2001, the Company had negative working capital of $2,115,000 and total current assets of $167,000. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company’s inability to generate net income and positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s audit opinion, as of and for the 3 years in the period ended October 31, 2001, also indicates that there is substantial doubt about the Company’s ability to continue as a going concern.

If the Company’s business plan assumptions prove to be inaccurate, the business will suffer.

         The Company has formulated its business plans and strategies based on certain assumptions regarding opportunities in the pharmaceutical market based on the Company’s technology, the depth and nature of edible oil and derivative products markets, the size of the dietary supplement market, the Company’s anticipated share of these markets and the estimated price and acceptance of the Company’s projected products. If the Company’s assumptions regarding these factors prove to be incorrect, it’s business will suffer. Any future success that the Company might enjoy will depend upon many factors including factors that may be beyond the control of the Company or that cannot be predicted at this time. Factors beyond the Company’s control may include changes in the pharmaceutical, edible oil (and processing derivatives) and dietary supplement industry, governmental regulation, increased levels of competition including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of production, supplies, personnel, equipment and reduced margins caused by competitive pressures and other factors.

The health food industry is intensely competitive, and the Company’s failure to compete effectively may limit its ability to achieve profitability.

         Competition in the health food industry is vigorous with a large number of businesses present. In addition, many companies are just beginning to determine how and if they will compete in the functional nutrition market presently developing. Candidate companies for mass-market retail competition include virtually all firms currently engaged in retail mass-market consumer marketing of food and over the counter, or “OTC” products. While these same companies are potential customer targets for Bionutrics, they also are potential competitors because of their own product development programs or programs they sponsor. Notably, these companies include American Home Products, Bayer, Warner-Lambert, Pharmaton Boehringer Ingleheim, Bristol-Myers&Squibb, Novartis, and Smith Kline Beecham with OTC and dietary supplements, and Kraft, Nabisco, Nestle, Danone, Kellogg, General Mills, Proctor&Gamble and Hunt-Wesson/ConAgra with food. Ingredient manufacturing companies such as BASF, ADM, Hoffmann LaRoche, Heckle, Cargill, and Eastman Chemical are all involved in both food and pharmaceutical/pharmaceutical intermediate processing and sales, and have begun to promote products with functional food applications. These companies represent some of the largest companies in the world and present formidable competition for any firm considering entering the functional nutrition business. Other companies have recently announced tocotrienol (a new form of vitamin E) supplement products, including Eastman Chemical

Company, whose new product is also derived from rice bran oil and claims antioxidant properties. Many of the competitors have established reputations for successfully developing and marketing dietary supplement products. Many of such companies have greater financial, managerial and technical resources than the Company, which may put it at a competitive disadvantage. Even though the Company intends to license its dietary supplement to marketing partners and this would eliminate certain elements of risk, the Company may not be successful in its licensing efforts or its potential marketing partners may not be successful in marketing and selling the Company’s products. If the Company is not successful in competing in the dietary supplement market, it may not be able to achieve profitability.

         Competition in the pharmaceutical area is intense and the Company’s competitors have substantially greater resources than the Company. The Company will be required to obtain development and/or marketing partners to effectively enter the drug market.

         InCon Processing’s current competition is primarily from specialized local and regional processing facilities. However, many of its toll processing customers have the capacity to perform toll processing and molecular separation in-house. InCon Processing’s customers may discontinue to outsource toll processing to InCon Processing, or that they may choose to utilize a different local processor instead of InCon Processing. If either of these events occur, InCon Processing’s revenue would suffer.

The Company may fail to establish or cultivate strategic partnerships to expand its business.

         The Company has stated its intent to develop its business model and build its business through strategic partnerships. The principal focus of these relationships is the funding of the marketing, sales and co-promotion of its technology/products. Manufacturing is also intended to be achieved through partnerships, either as part of a marketing agreement with given companies, or by contract with companies exclusive of marketing and sales. The Company may not be able to successfully form or manage such partnerships, and if not, the Company’s ability to execute its business plan will be at risk. Further, if these partnerships are formed but are not successful in their execution, further revenue derived from licensing payments or other such technology/product payments to the Company may not materialize.

         The Company has formed an alliance with ABF (Associated British Foods, Plc) to pursue the exploitation of certain food processing by-product streams. As part of this alliance, ACH Food Companies, Inc. (“ACH”, a U.S. division of ABF) is considering the exploitation of rice bran derivative products. The rice bran, rice bran oil and other derivative products business is highly competitive and ACH may not succeed or produce profits, of which the Company is entitled to 15% EBIT, or ACH may not decide to stay in the business even if profitable. As of October 31, 2001, the Company has received no revenue from this alliance.

The Company may become subject to increased governmental regulation, which could increase the costs or cause the Company to revise certain product claims.

         The processing, formulation, packaging, labeling and advertising of the Company’s products are primarily subject to regulation by FDA and FTC. In addition, individual state attorneys general have authority to enforce individual state consumer protection acts within their own states. Although Congress has recently recognized by enacting DSHEA the potential impact of dietary supplements in promoting the health of U.S. citizens, there are a number of new provisions not yet subject to judicial interpretation with respect to FDA’s regulation of dietary supplements and the Company cannot predict the ultimate effect of DSHEA. Further, because of the technical requirements imposed by DSHEA, the Company believes it may be difficult for any company manufacturing or marketing dietary supplements to remain in strict compliance. FDA has recently promulgated regulations effective in March 1999 in part to implement DSHEA. Proposals have also been made to modify or change the provisions of DSHEA. It is impossible to predict whether those proposed changes will become law or the full effect that such regulations will have on the business and operations of the Company. Various aspects of the new regulations are still being reviewed by the Company. Material changes in the labeling of all dietary supplement products, including products sold by the Company, are and will be required. In addition, due to the finalization of the FDA’s structure/function regulations on January 6, 2000, the Company is modifying cholesterol claims presently being made for the Company’s evolvE® product.

         Functional nutrition, which includes functional foods, medical foods and dietary supplements, is a broad field that is being defined in the market place as well as by regulation. A health claim, in principle, requires regulatory approval to be used in the promotion and sale of a product. In the case of medical foods, the FDA has issued regulations that give guidelines to industry. “Functional foods” is a term of art and does not have a legal definition, per se. Any and all claims for foods conveying health benefits that go beyond a limited list of claims allowed by the FDA for the promotion of such benefits will need to be submitted to the FDA for approval. If the Company is unable to obtain approval of health claims for products that it develops, it may not be able to sell or otherwise promote those products based on such claims and, accordingly, the marketability and value of such products may be negatively impacted.

         The pharmaceutical industry is subject to extensive federal regulation and oversight by the FDA. For instance, the Federal Food, Drug and Cosmetic Act, as supplemented by various other statutes, regulates, among other matters, the approval, labeling, advertising, promotion, sale and distribution of drugs, including the practice of providing product samples to physicians. Under this statute, the FDA asserts its authority to regulate all promotional activities involving prescription drugs.

The Company relies on a limited number of products and customers; therefore, any reduction in orders for any single product or from any single customer would harm its business.

         To date the Company’s only product is the evolvE® dietary supplement, containing a patented tocotrienol vitamin E ingredient, Clearesterol™, derived from rice bran. The Company is not actively marketing evolvE® and, therefore, expects sales of this product to be minimal in the future and to contribute limited revenue to its operations. The Company has recently announced two new products, however, it is not yet marketing them. The Company’s dependence on a limited number of products increases risk since a failure to gain market share or a decline in demand could cause revenue to decline.

         Two customers accounted for approximately 34 and 30 percent of InCon Processing’s revenues related to its core business of toll processing and molecular distillation for the 12 months ended August 31, 2001. InCon’s utilization of facilities has dropped to approximately 35% due to customer cutback or delays in the scheduling of product tolling. Accordingly, InCon has recently shown great sensitivity to customer scheduling and is susceptible to potentially critical cash flow squeezes because of delays or other failures of customers to use the InCon’s tolling as scheduled.

         The Company’s participation in ACH’s efforts to market derivative products is just beginning and ACH may fail to continue to pursue the product and market development or capture a critical share of the market for such products to ensure continued marketing and sale of the products. A limited number of customers or limited commitment by ACH to develop the derivative products could adversely affect the Company’s revenue by decreasing or eliminating sales.

The Company faces product liability risks and may not be able to obtain adequate insurance to protect it against losses.

         As a marketer of dietary supplements that are ingested by consumers, even if sold to the consumer by a third party company and/or formulated in a third party company’s product, the Company may be subject to various product liability claims, including, among others, that its products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. While no such claims have been made to date and the Company maintains product liability insurance, any future product liability claims and the resulting adverse publicity could harm the Company’s business. If a successful product liability claim or series of claims is brought against the Company for uninsured liabilities or in excess of insured liabilities, the Company’s assets may not be sufficient to cover such claims and its business operations could be impaired.

The Company depends on its marketing partners to market its products.

         The Company is dependent on its ability to market through marketing partners its products to large mass merchandise and health food retailers and to other companies for use in their products. The Company does not anticipate that long-term contractual relationships will be entered into with any of its customers. The Company has stated its intent to rely in the future on strategic partnerships with marketing companies to market and sell its current and to-be-developed functional nutrition products. The Company may not be successful in finalizing such strategic partnerships. Even if finalized, the selected strategic partner(s) may not be successful in marketing and selling the Company’s products.

The Company’s business will suffer if its technology is questioned or refuted.

         The Company has invested a decade in research and development to demonstrate the value of its technology and secure patents and make patent applications. The Company has chosen to apply for and secure and acquire by acquisition patent protection of strategic elements of this technology. The science upon which the technology is based may be refuted or otherwise drawn into question by further research conducted by the Company or independent laboratories or its strategic partners. The Company’s business would suffer if such an event were to occur.

If the Company receives unfavorable publicity, its business could be harmed.

         The Company believes the functional nutrition market is affected by national media attention regarding the consumption of dietary supplements. Negative publicity concerning future nutritional or other scientific research could be unfavorable to the functional nutrition market or any particular product within that market, or be inconsistent with earlier favorable research or publicity. Future reports of research that are perceived as less favorable or that question such earlier research could hurt the Company’s business. Because the value of the Company is in part dependent upon consumer perceptions, negative publicity concerning any adverse effects resulting from the consumption of the Company’s products, products based on the Company’s technology, or any similar products distributed by other companies could also hurt the Company’s business. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products as directed. In addition, the Company may not be able to counter the effects of negative publicity concerning the efficacy of its products. Some of the Company’s technology and products are derived from natural sources, and there are naturally occurring variations in compositions of these sources. These naturally occurring variations in a source composition could affect a product’s functionality, which may in turn require the Company to modify its processing methodology or the product formulations. Such changes or modifications could negatively impact consumer perception and hurt the Company’s business.

Because of the specialized nature of the Company’s business, the termination of relationships with its key management and scientific personnel or its inability to recruit and retain additional personnel could prevent the Company from developing its technologies and obtaining financing.

         The Company is dependent on its management, particularly Dr. Ronald Lane, a founder and the chief executive officer, for all its business activities. The Company is dependent on its ability to attract, retain and motivate additional qualified personnel. There are no long-term employment or other agreements with any executive officer except for Mr. Palmer, President and CEO of InCon Processing, LLC. The loss of the services of Dr. Lane or other executive officers and key employees could have a material adverse effect on the business of the Company.

If the suppliers and manufacturers of the Company’s ingredients encounter difficulties, the Company could experience production problems.

         The Company’s technology and products are based on raw products or ingredients that may be naturally derived. Many of the potential sources for these raw products or ingredients originate or are accessed in the Third World. Because of political or economic uncertainty associated with Third World countries, there may be catastrophic events including “Acts of God” that could affect the reliability or dependability of sources so located. The Company has identified several potential suppliers of such raw products in various Third World countries. These potential suppliers, while evidencing current economical soundness and viable operations, are subject to these same uncertainties. There is no assurance, therefore, that in the face of catastrophic events of the Third World, these potential suppliers would be able to meet the product needs of the Company or of the Company’s strategic partners. The Company also has an agreement to acquire certain proprietary rice bran derived ingredients from ACH, if and when needed. If ACH encounters difficulties in obtaining, on commercially reasonable terms, quality rice bran for use in its manufacturing process and if the Company could not arrange a timely and cost effective alternative, the Company or its strategic partners could experience production delays or the inability to fulfill orders on a timely basis. The purchase of the derivative products from ACH is on a cost-plus basis, any material increase in projected costs of manufacture could materially affect the Company’s or any strategic marketing partner’s ability to compete with any functional food product containing such ingredients. The Company may also rely on United States or other First World sources for processing of ingredients from time to time. In the event these or Third World contract manufacturers cannot meet manufacturing and delivery requirements, the Company or its strategic partners may suffer interruptions or failure to deliver. Access to replacement sources could be delayed depending on the cause of the delay.

The Company may experience difficulty in entering international markets.

         The creation of strategic partnerships and the marketing and sale of the Company’s technology/products could experience difficulty entering international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things: (i) changes in or interpretations of foreign regulations that may limit the Company’s ability to sell certain products or repatriate profits to the United States; (ii) exposure to currency fluctuations; (iii) the potential imposition of trade or foreign exchange restrictions or increased tariffs; and (iv) political instability. If the Company expands into international operations, these and other risks associated with international operations are likely to be encountered. In addition, there can be no assurance that the Company will be able to enter into agreements with international marketing partners and thereby would limit the expansion of its revenue base.

The Company relies on patents, licenses and intellectual property rights to protect its proprietary interests.

         The Company’s success depends in part on its ability to obtain patents, licenses and other intellectual property rights covering its products. The Company’s patent rights are held by its subsidiary LipoGenics. There can be no assurance that the Company’s patents and patent applications are sufficiently comprehensive to protect evolvE® or other Company products intended. The process of seeking further patent protection can be long and expensive, and there can be no assurance that all patents will issue from the fifty-five currently pending or future patent applications or that any of the patents when issued will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. While the Company believes the basis on which it has made further patent applications correspond to the patents that have been issued for composition and method of production and use and is reasonable given the issuance of the latter patents, there can be no assurance that the patents for which it has applied will be issued. The Company may be subject to or may be required to initiate interference proceedings in the U.S. Patent and Trademark Office. Such proceedings could demand significant financial and management resources. The Company may receive communications alleging possible infringement of patents or other intellectual property rights of others. The Company believes that in most cases it could obtain necessary licenses or other rights on commercially reasonable terms, but it may be unable to do so. In addition, litigation could ensue or damages for any past infringements could be assessed. Litigation, which could result in substantial cost to and diversion of efforts by the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have a material adverse effect on the Company.

         The Company has licensed certain rights relating to patents for compositions and the use of those compositions to modulate blood lipids. The Company and licensor have a disagreement on performance requirements of various elements of the agreements. If the Company is not able to resolve the disagreement with the licensor or if lengthy litigation results from the disagreement, in addition to the cost of such litigation, the technology and any related products may not be available to the Company for commercialization, now or in the future.

The Company’s stock is thinly traded and may experience price volatility, which could affect your ability to sell our stock or the price for which you can sell it.

         There has been and may continue to be, at least for the immediate future, a limited public market for the common stock of the Company. The Company’s common stock was quoted on the Nasdaq SmallCap Market under the symbol “BNRX” from November 19, 1997 until July 18, 2001. On July 18, 2001, the Company’s common stock was delisted from quotation on the Nasdaq SmallCap Market due to non-compliance with certain continuing listing requirements. Since July 19, 2001, the Company’s common stock has been quoted on the OTC Bulletin Board under the symbol “BNRX.OB.” On July 31, 2001, the Company requested that the Nasdaq Listing and Hearing Review Council review the July 18, 2001 delisting decision. In October 2001, the Listing Council reviewed the delisting decision and declined to relist the Company at that time. The Company intends to reapply to list its securities on the Nasdaq SmallCap Market immediately at such time that it meets the then applicable Nasdaq listing requirements. There can be no assurance that the Company will ever meet such criteria, and, even if it does, there can be no assurance that Nasdaq will decide to relist the Company’s stock, or under what conditions any such relisting may take place.

         The stock markets have experienced extreme price and volume fluctuations during recent periods. The following data illustrates the volatility of the Company’s common stock over the past two fiscal years ended October 31, as adjusted for a one-for-five reverse stock split effected at the close of business on May 29, 2001:

	High	Low

Year Ended October 31, 2000

First Quarter	15.63	7.50

Second Quarter	47.50	4.69

Third Quarter	10.94	5.63

Fourth Quarter	8.13	4.06

Year Ended October 31, 2001

First Quarter	5.94	2.03

Second Quarter	5.16	1.85

Third Quarter (stock delisted from Nasdaq July 18, 2001)	3.60	0.30

Fourth Quarter	2.97	0.30

         These broad market fluctuations and other factors may adversely affect the market price of the common stock, which could affect both your ability to sell the Company’s stock and the Company’s ability to raise necessary capital and finance possible acquisitions including acquisitions of technology.

Rights to acquire shares of the Company’s common stock will result in dilution to other holders of its common stock.

         As of October 31, 2001, options to acquire a total of 379,333 shares were outstanding under the Company’s 1996 Stock Option Plan. An additional 180,820 shares of common stock are reserved for issuance pursuant to the exercise of options that may be granted in the future under the Company’s 1996 Stock Option Plan. The Company also has outstanding options and warrants not issued under the 1996 Plan to purchase up to 332,030 shares of common stock. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock with resulting dilution in the interests of holders of common stock. The existence of such stock options and warrants could adversely affect the terms on which the Company can obtain additional financing, and the holders of such options and warrants can be expected to exercise such options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its common stock on terms more favorable to the Company than those provided by the exercise of such options and warrants.

         The Company also has the authority to issue additional shares of common stock and shares of one or more series of convertible preferred stock. The issuance of such shares could result in the dilution of the voting power of outstanding shares of common stock and could have a dilutive effect on earnings per share. See “Shares Eligible for Sale.”

Sales of large numbers of shares could adversely affect the price of the Company’s common stock.

         Of the 4,352,600 shares outstanding as of October 31, 2001, 3,953,723 are eligible for resale in the public markets. Of these eligible shares, 1,825,390 shares are eligible for resale in the public markets subject to compliance with the volume and manner of sale rules of Rule 144 under the Securities Act of 1933, as amended, and 2,128,333 are eligible for resale in the public markets either as unrestricted shares or pursuant to Rule 144(k). In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from the Company, or from an affiliate of the Company, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock of the Company and the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about the Company. A person who is not an affiliate, who has not been an affiliate within three months prior to sale and who beneficially owns restricted securities with respect to which at least two years have elapsed since the later of the date the shares were acquired from the Company, or from an affiliate of the Company, is entitled to sell such shares under Rule 144(k) without regard to any of the volume limitations or other requirements described above. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices.

         The Company has registered for offer and sale up to 570,000 shares of common stock that are reserved for issuance pursuant to the Company’s 1996 Stock Option Plan. Shares issued after the effective date of such registration statement upon the exercise of stock options generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance of such shares could depress the market price of the Company’s common stock.

         On March 22, 2000, the Company registered for the sale of up to 66,000 shares of common stock issuable upon the exercise of warrants and options held by certain selling stockholders.

         On September 7, 2000, the Company executed a registration rights agreement under which the Company agreed to file a registration statement with the SEC for the resale of the shares of its common stock issuable in connection with a common stock purchase agreement with Justicia Holdings Limited dated September 7, 2000. The agreement permits the Company, in its sole discretion and subject to certain restrictions, to sell up to an aggregate of 800,000 shares plus 40,000 shares issuable upon exercise of warrants granted in connection with the common stock purchase agreement. The period during which the Company can make such sales is two years beginning upon the effective date of a registration statement for the resale of the shares. The Company also agreed to include in this registration statement 5,000 shares of common stock issued in payment of expenses. A registration statement covering such shares was filed in February 2001 but is not yet effective.

         The Company’s common stock purchase agreement with Justicia Holdings Limited would limit the Company’s ability to sell its securities for cash at a discount to the market price pursuant to an equity line type of financing for 24 months from the effective date of the registration statement or 60 days after the entire 800,000 shares have been purchased. This restriction would limit the Company’s ability to access the capital markets.

         On January 31, 2001, the Company registered for resale up to 112,000 shares of common stock and common stock issuable upon the exercise of warrants held by certain selling stockholders.

         The sales of shares under these registration statements could depress the market price of the Company’s common stock.

It may be difficult for a third party to gain control of the Company, even if the acquisition of control would be in the best interests of its stockholders.

         The Company’s Restated Articles of Incorporation and the Nevada General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when those attempts may be in the best interest of stockholders. The Nevada Law also imposes conditions on certain business combination transactions with “interested stockholders” (as defined therein). The Restated Articles provides for a staggered board, which makes it more difficult for the shareholders to change the majority of the Company’s directors. In addition, the Company’s restated articles authorize the Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect the voting power of the holders of its common stock.

Forward-looking statements should not be relied on because they are inherently uncertain.

         Certain statements and information contained in this 10-K regarding matters that are not historical facts are forward-looking statements, as that term is defined under applicable securities laws. These include statements concerning the Company’s future, proposed, and anticipated activities; certain trends with respect to its revenue, operating results, capital resources, and liquidity, and certain trends with respect to the markets in which the Company competes or its industry in general. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company’s control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed under “Special Considerations.”

ITEM 2.   PROPERTIES

Facilities and Equipment

         The total rental expense for fiscal 2001 for the Company and its subsidiaries was $191,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company’s common stock was quoted on the Nasdaq SmallCap Market from November 19, 1997 until July 18, 2001. Since July 19, 2001, the Company’s common stock has been quoted on the OTC Bulletin Board.

	High	Low

Year Ended October 31, 1999

First Quarter	10.00	6.25

Second Quarter	11.25	5.94

Third Quarter	20.63	3.13

Fourth Quarter	11.09	6.56

Year Ended October 31, 2000

First Quarter	15.63	7.50

Second Quarter	47.50	4.69

Third Quarter	10.94	5.63

Fourth Quarter	8.13	4.06

Year Ended October 31, 2001

First Quarter	5.94	2.03

Second Quarter	5.16	1.85

Third Quarter (stock delisted from Nasdaq July 18, 2001)	3.60	0.30

Fourth Quarter	2.97	0.30

         Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

         On October 31, 2001, the closing price of the common stock on the OTC Bulletin Board was $2.93. As of October 31, 2001, there were 134 holders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

         In October 2001, the Company executed an amended and restated consolidated multiple advance non-revolving note to borrow up to $700,000 from its affiliates. The accreted interest is equal to $140,000 if the full $700,000 is advanced under the loan. The note is payable in full on the earlier of (a) January 2, 2002, (b) the funding of any loan in cumulative amounts in excess of one million dollars, or (c) the issuance by the company of any common stock or preferred stock in cumulative amounts in excess of one million dollars, (d) the sale of any assets for an amount equal to at least two million dollars. As of October 31, 2001, the Company has borrowed $583,000 under the note. Subsequent to year-end, the note has been amended to increase the amount that can be borrowed under the note to $860,000 and to extend the term to March 1, 2002. As of January 28, 2002 the Company had borrowed $805,000 under the note. The note is secured by the assets of the Company and is convertible, at the option of the Lenders, into shares of the Company’s common stock at the rate of $1.00 per share.

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

	Year Ended
	October 31,

	2001	2000	1999	1998	1997

Statement of Earnings Data:

Gross Revenues	$95,978	$355,624	$3,689,747	$6,653,904	$2,862,843

Net Revenues	37,630	134,079	3,131,485	6,351,278	2,427,119

Cost of Sales	59,746	165,042	2,334,839	7,259,015	5,013,751

Gross Profit (Loss)	(22,116)	(30,963)	796,646	(907,737)	(2,586,632)

Operating Expenses	2,464,974	2,952,233	5,813,116	10,794,811	10,022,163

Other Income (Expense)	(402,095)	(162,660)	(391,193)	2,426,291	266,929

Net Loss	(2,889,185)	(3,145,856)	(5,407,663)	(9,276,257)	(12,341,866)

Basic and Diluted Loss Per Share(1)	(.64)	(.75)	(1.31)	(2.48)	(3.87)

Weighted Average Shares Outstanding(1)	4,540,108	4,189,794	4,142,931	3,743,352	3,208,557

Balance Sheet Data:

Working Capital (Deficit)	(2,114,842)	(1,615,238)	(312,490)	651,814	560,525

Total Assets	3,264,070	4,385,989	5,044,777	10,537,524	13,831,952

Total Liabilities	2,281,909	2,506,430	1,719,212	2,995,647	4,782,726

Stockholders equity	982,161	1,879,559	3,325,565	7,541,877	9,036,319

(1)	Adjusted for a one-for-five reverse stock split effected at the close of business on May 29, 2001. These shares do not include 795,066, 1,198,363, 1,072,029, 991,596 or 549,916 shares of common stock for the years ended October 31, 2001, 2000, 1999, 1998 and 1997, respectively, that may be issued upon exercise of outstanding stock options, warrants and convertible preferred stock as they are antidilutive.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company’s financial condition and results of operations as well as certain statements and information under Item 1 “Business” include certain forward looking statements. When used in this report, the words “expects,” “intends,” “plans” and “anticipates” and similar terms are intended to identify forward looking statements that relate to the Company’s future performance. Such statements involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed here. Factors that might cause such a difference includes, but is not limited to, those discussed under “Business – Special Considerations.”

Introduction

         Results of operations for fiscal 2001 reflect the current strategy of Bionutrics, Inc., to continue its efforts to reposition the Company as a product development company. Prior to 1997, management’s efforts had been primarily directed toward conducting research and development, applying for patent approvals, developing manufacturing and distribution arrangements for its dietary supplement product and obtaining initial capital and financing to fund these activities.

         Bionutrics (formerly NutraGenics, Inc. until December 26, 1996) completed a merger with LipoGenics, Inc., a Delaware corporation (“LipoGenics”) on October 31, 1996, and LipoGenics became a wholly owned subsidiary of the Company. The merger with LipoGenics was accounted for in a manner similar to a pooling-of-interest and as such Bionutrics’s accounts reflect the historic operations of LipoGenics. Bionutrics issued 418,549 shares in connection with the merger. Pursuant to the merger, Bionutrics obtained ownership of certain proprietary rights related to dietary supplements previously licensed to it by LipoGenics and acquired ethical drug (a regulated pharmaceutical), functional food and other dietary supplement rights owned by LipoGenics.

         On October 31, 1997, Nutrition Technology Corporation (“Nutrition Technology”), a subsidiary of Bionutrics, completed a forward triangular merger of a subsidiary of Nutrition Technology with InCon Technologies Inc., a specialty chemical processing company in Illinois, (“InCon”). InCon became a wholly owned subsidiary of Nutrition Technology. The merger with InCon was accounted for as a purchase and Bionutrics issued 280,000 shares in connection with the merger. In connection with the merger, the edible oil plant sales and consulting business formerly conducted by an InCon affiliate was transferred to InCon International Ltd., a wholly-owned subsidiary of Bionutrics, and specialty vitamin E technology relating to soluble and powder vitamin E owned by another affiliate was transferred to InCon.

         In 1997, the Company launched its first product evolvE®, a proprietary, tocotrienol cardiovascular health promoting dietary supplement, which attained distribution in 40,000 stores nationwide. In addition, it commenced operations at a 50,000 square foot rice bran extraction facility in Louisiana. The Company’s business plan at the time provided for the infusion of additional capital to support the market launch of evolvE and growing the infrastructure to maintain it. Funding delays prompted the Company in 1998 to revise the business plan to accommodate financial constraints. Under the revised business plan, management has sought marketing and manufacturing partners for the Company’s products and has focused efforts on the core competency of the Company, that is, the creation of new proprietary, biologically active ingredients. Consistent with this course of action, the Company also decided to seek a partner to take over its rice bran processing operation on a profit sharing basis.

         To this end, in 1998 the Company entered into a strategic manufacturing partnership with Associated British Foods, North America/ACH Food Companies, Inc. (“ABF”), which made a substantial investment in Bionutrics’ stock. The Company’s objective is to employ its technology as a platform for 1) ABF to manufacture value-added micronutrients and nutritional commodities derived through secondary processing of food processing by-products, and 2) to market proprietary functional nutrition ingredients based on these micronutrients through strategic partnerships. Bionutrics’ goal is to leverage its core competency to obtain revenue from both the manufacturing and marketing of these value-added micronutrients and nutritional commodity product streams.

         To streamline operations and cut costs, late in 1998 the Company sold its rice bran extraction operation together with related technology to the ABF subsidiary, ACH (formerly AC HUMKO), for approximately $4.5 million. Bionutrics also reduced its employee base by one-half as part of a restructuring of the way the Company markets its principal product, evolvE®.

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

         Since the Company’s early days as a development stage company, through the current fiscal year, it has received an opinion noting the substantial doubt about our ability to continue as a going concern from its independent auditors due to the significant recurring operating losses. Additionally, at October 31, 2001, 2000 and 1999 the Company had negative working capital. However, the Company is working towards resolving the conditions giving rise to this opinion through the efforts outlined above.

         The Company has reduced its monthly negative operating cash flow to less than $150,000 from approximately $1,000,000 during 1998. Despite the reduction of its monthly negative cash flow, current assets at October 31, 2001 are $167,000 and accounts payable are $972,000. Management believes the strategy of partnering manufacturing and marketing to leverage the Company’s core competency of product development is correct at a time when the functional nutrition market is witnessing such an explosive awakening and growth. Management also believes that by reducing the Company’s labor and infrastructure costs and focusing on strategic partnerships for revenue generation, the Company will see significant improvement in its financial condition in the coming year. If the Company is not successful in its efforts to secure strategic partnerships to provide the Company with substantial revenues, management anticipates that operating losses will continue for the foreseeable future.

Results of Operations

Year ended October 31, 2001, compared to Year Ended October 31, 2000

         Consolidated gross revenues for the 12 months ended October 31, 2001 were $96,000 versus $356,000 for the same 12 months in 2000, summarized by subsidiary as follows (intercompany sales excluded):

Subsidiary	2001	2000

Bionutrics Health Products	96,000	247,000

LipoGenics	0	109,000

Total Consolidated Gross Revenues	$96,000	$356,000

         Bionutrics Health Products continues to experience a significant decline in sales due to curtailment of advertising and support for the brand, evolvE® because of financial constraints and, therefore, the Company does not expect evolvE® will contribute significant revenue to its operations in the future. The Company is repositioning itself as a product development company and as such is engaged in discussions with several potential marketing partners concerning new branded ingredients that it is developing, including dietary supplements and functional food products. Bionutrics Health Products recognized revenues of $100,000 in the first quarter of fiscal 2000 for services related to its product development activities. New products will be based on new technology extending beyond a tocotrienol platform. The Company has announced that it is launching two new cardiovascular products under the brand names, “Vitenol® E 20/20 – For Heart & Health” and “CARDIO-CINTM – For Heart and Health”. Vitenol E is a rice bran extract and is a more effective antioxidant that standard vitamin E. CARDIO-CIN is based on Bionutrics’ patented niacin and soluble fiber composition. These products are targeted to the cholesterol dietary supplement market. However, they are not currently being marketed.

         LipoGenics revenues were attributable to a Phase I Small Business Innovation Research (SBIR) grant from the National Heart, Blood and Lung Institute. This grant was received during the fourth quarter of fiscal 1999 and was concluded during fiscal 2000. Revenues shown for the year ended October 31, 2000 relate to this grant.

         Cost of revenues for the year ended October 31, 2001, was $60,000 versus $165,000 for the same period in 2000. This reduction is primarily due to decreased sales during fiscal 2001 as well as a one-time adjustment to inventory during fiscal 2000 to reflect market value.

         Operating expenses for the year ended October 31, 2001 of $2,465,000 were $487,000 lower than that recognized for the same period in 2000 of $2,952,000. This reduction is primarily due to a cost containment program as well as the recording of an allowance of $263,071 for a long-term receivable recorded during fiscal 2000.

         Other expense for the year ended October 31, 2001 was $402,000 compared to the prior years’ expense of $163,000. This increase is primarily due to the recognition of the Company’s 50% equity in the losses of InCon Processing, LLC for the year ended August 31, 2001.

         Net loss decreased to $2,889,000, or $.64 per share for the year ended October 31, 2001 from $3,146,000, or $.75 per share for the year ended October 31, 2000 due primarily to reduced operating expenses as described above.

Year ended October 31, 2000, compared to Year Ended October 31, 1999

         Consolidated gross revenues for the 12 months ended October 31, 2000 were $356,000 versus $3,690,000 for the same 12 months in 1999, summarized by subsidiary as follows (intercompany sales excluded):

Subsidiary	2000	1999

InCon Technologies	$0	$2,729,000

Bionutrics Health Products	247,000	835,000

Nutrition Technology	0	105,000

LipoGenics	109,000	21,000

Total Consolidated Gross Revenues	$356,000	$3,690,000

         In June 1999, InCon transferred substantially all of its assets to InCon Processing. Therefore, InCon’s revenues for the 12 months ended October 31, 2000 are zero as compared to the same period in 1999. As a result of its investment in InCon Processing, the Company will be entitled to 50% of the future profits, if any, but it is anticipated that InCon Processing will retain the cash generated from operations for the foreseeable future to expand and develop its business.

         Bionutrics Health Products revenues reflect the sales of its first product, evolvE®, as well as revenues related to product development activities during fiscal year 2000. As of the 12 months ended October 31, 2000, evolvE® maintained distribution in over 10,000 stores including many leading drug and food chains throughout the United States. The Company also sells the product directly to the consumer via the Internet. Nonetheless, sales of evolvE® have been less than anticipated and declining because the Company was forced to cut back on budgeted advertising and promotions for the product due to delays in raising capital during this and prior periods. In addition, some customers have returned the product due to low volume activity. The provision for returns account for the year ended October 31, 1999 includes a one-time charge of $125,000, to increase the allowance account for the possible returns resulting from the advertising cut back and resulting product expiration. The Company recognizes that a substantial advertising program is necessary to achieve growth in the evolvE® product line, and that failure to show positive sales trends will have a negative impact on obtaining and maintaining distribution store accounts. The Company is seeking a marketing partner to provide the resources needed to properly market and promote the evolvE® brand and other anticipated dietary supplements and functional food products. The Company is engaged in discussions with several potential marketing partners involving the present and future brand products.

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

         LipoGenics revenues were attributable to a Phase I Small Business Innovation Research (SBIR) grant from the National Heart, Blood and Lung Institute. This grant was received during the fourth quarter of fiscal 1999 and was concluded during fiscal 2000. Revenues shown for both periods relate to this grant.

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

         Other expense for the 12 months ended October 31, 2000 was $163,000 compared to the prior years’ expense of $391,000. The current year includes certain non-recurring income items. Both years reflect recognition of the Company’s 50% equity in the losses of InCon Processing LLC.

         Net loss decreased to $3,146,000, or $.75 per share for the 12 months ended October 31, 2000 from $5,408,000, or $1.31 per share for the 12 months ended October 31, 1999 due primarily to lower cost of revenues and operating expenses as outlined above.

Liquidity and Capital Resources

         Net cash used in operating activities during the year ended October 31, 2001, was $1,691,000 as compared to $1,857,000 during the same period in 2000. This decrease is due primarily to lower cost of revenues and operating expenses.

         Net cash used in investing activities during the year ended October 31, 2001, was $0 as compared to $3,000 during the same period in 2000.

         Net cash provided by financing activities totaled $1,081,000 for the year ended October 31, 2001, as compared to $1,891,000 for the same period in 2000. The cash provided was from the sale of common stock and the issuance of short term notes payable for both years. The cash provided during 2001 reflects $500,000 from the sale of common stock and $583,000 from short-term notes payable. The cash provided during 2000 reflects $1,000,000 from the sale of common stock, $750,000 from short-term notes from a director and $150,000 from a note payable to an unrelated third party.

         In October 2001, the Company executed an amended and restated consolidated multiple advance non-revolving note to borrow up to $700,000 from its affiliates. The accreted interest is equal to $140,000 if the full $700,000 is advanced under the loan. The note is payable in full on the earlier of (a) January 2, 2002, (b) the funding of any loan in cumulative amounts in excess of one million dollars, or (c) the issuance by the company of any common stock or preferred stock in cumulative amounts in excess of one million dollars, (d) the sale of any assets for an amount equal to at least two million dollars. As of October 31, 2001, the Company had borrowed $583,000 under the note. Subsequent to year-end, the note has been amended to increase the amount that can be borrowed under the note to $860,000 and to extend the term to March 1, 2002. As of January 28, 2002 the Company had borrowed $805,000 under the note. The note is secured by the assets of the Company and is convertible, at the option of the Lenders, into shares of the Company’s common stock at the rate of $1.00 per share.

         In August, 2001, the Company entered into a stock purchase agreement with Pharmaceutical Marketing Brands, Inc. (PMB), as nominee, for the purchase of 49% of the Company and options to purchase 5,000,000 shares of common stock at $1.00 per share, for $5 million. This agreement was amended on October 5, 2001, to assign PMB’s rights, as nominee, to its principal HealthSTAR Holding LLC and to provide for an increase in the investment from $5 million to a minimum of $6.5 million up to a maximum of $10 million at $1.00 per share of common stock and for the Company to sell such shares directly to institutional and or accredited investors subject to a voting agreement among the parties. The agreement was further amended on October 31, 2001 to essentially extend the closing date as well as provide for the issuance of 5,227,000 shares of the Company’s common stock at $1.00 per share to HealthSTAR in exchange for a 5-year, interest-bearing promissory note. The amendment also eliminated the 5,000,000 stock options at $1.00 per share. The Company has further agreed, at initial closing, to enter into certain strategic agreements and purchase certain assets in the field of pharmaceutical marketing services. On December 28, 2001 the agreement was amended to extend the initial closing date for the purchase of a minimum number of shares to January 31, 2002 and allow for one or more subsequent closings until March 31, 2002. On January 29, 2002 the agreement was amended to extend the initial closing date until March 1, 2002 with subsequent closings on or before May 1, 2002. There can be no assurance that this stock purchase agreement with HealthSTAR will close.

         In September 2000, the Company and Justicia Holdings Ltd. entered into a common stock Purchase Agreement for the future issuance and purchase of shares of the Company’s common stock. The Agreement establishes what is sometimes termed as an equity line of credit or an equity draw down facility. The Agreement permits the company, in its discretion, and subject to certain restrictions, to sell up to an aggregate of 800,000 shares, with the maximum amount for each sale not to exceed $1,000,000 each month, based on a formula of weighted average price and total trading volume for a given period. The period during which the Company can make such sales is two years beginning upon the effective date of a registration statement for the resale of the shares. The price is based on the volume weighted average daily price of the Company’s common stock for the 22 trading days following a draw down notice. Drawdowns are available every 29 trading days. The current stock price and trading volume severely limit the amount available to the Company at any one drawdown period. The common stock purchase agreement with Justicia Holdings Ltd limits the Company’s ability to sell its securities for cash at a discount to the market price pursuant to an equity line type financing for 24 months from the effective date of the registration statement filed on December 28, 2000 or 60 days after the entire 800,000 shares have been purchased. The Company is not permitted to drawdown on the equity line until the registration statement filed on Justicia’s behalf becomes effective. The Company intends to continue to pursue such registration statement during fiscal year 2002. There is no assurance that the registration statement will become effective.

         The Company requires additional financing of at least $3,000,000 to support its general working capital needs such as salaries and administrative expenses for the next 12 months, as well as to fund the research and development costs necessary to complete the launch of its recently developed products. If the Company were in a position to begin phase II trials, it would require at least an additional $500,000. The Company is currently in negotiations to secure this necessary capital through equity private placements as well as debt financing. The Company does not at this time have any committed sources of financing, other than the Justicia equity line of credit, the terms of which currently prohibit the Company from drawing down any funds. There can be no assurance that additional financing will be attainable on terms acceptable to the Company, or at all, at such time as the Company’s needs may require. Access to additional capital will depend substantially upon prevailing market conditions, and the Company’s financial condition and prospects at the time. On July 18, 2001, the Company’s common stock was delisted from the Nasdaq SmallCap Market, and the shares are currently quoted on the OTC Bulletin Board. As a result, activity in the Company’s common stock has declined substantially, which could adversely affect the Company’s ability to raise necessary capital. Such additional financing may not be attainable, or attainable on terms acceptable to the Company. Access to additional capital will depend substantially upon prevailing market conditions, and the financial condition of and prospects for the Company at the time.

         The Company has made application for a loan in the amount of $5,000,000 to a lender that specializes in loans secured by intellectual properties. If the Company is successful in obtaining this loan, it would receive $5,000,000 cash (less closing costs and points estimated to total $350,000) and would be required to place $5,000,000 of debt on its financial statement. The loan is being negotiated with a 10-11% annual interest cost and a 1% fee for prepayment during the first 12 months. There is no assurance the Company will succeed in obtaining this loan or that, if successful in obtaining the loan, that the terms and conditions will be as described herein.

         The loan will be secured by a “pod” of six patents owned by the Company’s subsidiary, LipoGenics, Inc. If the Company defaults on the loan’s interest payments, loan repayment or other material provisions of the loan agreements, the lender would be entitled to foreclose on the collateral and, in such case, the Company would lose the patents and all associated rights. The loss of these patents will likely have a material adverse effect on the Company.

         The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative operating losses of $38,201,000 through October 31, 2001, which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company’s inability to generate gross profits and positive cash flows from operations raise substantial doubt about whether the Company will be able to continue as a going concern for a reasonable period of time.

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

ITEM 8.   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

         Reference is made to the Consolidated Financial Statements, the Notes thereto and Independent Auditors’ Report thereon commencing at Page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are included herein by reference.

PART III

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                  DISCLOSURES

         None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information required by Item 10 is incorporated by reference to the information to be contained under the heading “Proposal to Elect Directors – Nominees” to be set forth in the Company’s definitive Proxy Statement for its 2002 Annual Meetings of Stockholders. The information required by this Item relating to executive officers of the Company is included in “Business-Executive Officers” contained in Item 1 of this Report.

ITEM 11.   EXECUTIVE COMPENSATION

         The information required by Item 11 relating to directors of the Company is incorporated herein by reference to the information to be contained under the heading “Proposal to Elect Directors – Director Compensation and Other Information” to be set forth in the Company’s definitive Proxy Statement for its 2002 Annual Meetings of Stockholders. The information required by this Item relating to executive officers of the Company is to be included in “Executive Compensation” to be set forth in the Company’s definitive proxy statement for its 2002 Annual Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and MANAGEMENT

         The information required by Item 12 is incorporated by reference to the information to be contained under the heading “Security Ownership of Principal Stockholders, Directors and Named Executive Officers” to be set forth in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference to the information to be contained under the heading “Certain Relationships and Related Transactions” to be set forth in the Company’s definitive Proxy Statement for its 2002 Annual Meetings of Stockholders.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Exhibits:

	3.1	Restated Articles of Incorporation (1)

	3.2	Articles of Amendment to the Articles of Incorporation (1)

	3.3	Bylaws (1)

	4.1	Form of Certificate evidencing shares of common stock (1)

	10.1	Option granted to Hunt-Wesson, Inc. by LipoGenics, Inc., dated July 1992 (1)

	10.2	Agreement dated October 1995 between the Company and Milton Okin, Kenneth Okin, Robert Okin and Nicki Closset and Amendment to Agreement dated October 1995 (1)

	10.3	Agreement between the Company and C. Everett Koop for the purchase of 4,000 shares of common stock and the issuance of 36,000 options dated October 1995 (1)

	10.4	Additional Secured Loan Agreement dated March 1996 between the Company and Milton Okin (1)

	10.6	Stock Purchase Agreements dated September 16, 1996 and October 31, 1996 between the Company and Spanswick Limited(1)

	10.7	1996 Stock Option Plan, as amended through March 26, 1998 (7)

	10.8	Form of Stock Purchase Agreement and Subscription Application entered into between the Company and certain European investors in January and March 1997 pursuant to Regulation S (3)

	10.9	Form of Stock Purchase Agreement entered into between the Company and an institutional investor in September 1997 (3)

	10.10	Form of Stock Purchase Agreement and Note between the Company and two overseas investors in October 1997 (3)

	10.11	Employment Agreement between the Registrant and John R. Palmer (3)

	10.13	Agreement and Plan of Merger by and among InCon Technologies, Inc., InCon Holdings, LLC, Bionutrics, Inc. and BNRX, Inc.(2)

	10.14	Stock Purchase Agreement dated as of August 14, 1998, between the Registrant and AC HUMKO CORP.(4)

	10.15	Warrant Agreement dated as of August 14, 1998, between the Registrant and AC HUMKO CORP.(4)

	10.16	Technology Agreement dated as of August 14, 1998, between AC HUMKO CORP. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request)(5)

	10.17	Exclusive Supply Agreement dated as of August 14, 1998, between AC HUMKO CORP. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request) (5)

	10.19	Form of Asset Purchase Agreement dated as of October 1998 between AC HUMKO CORP. and Bionutrics Entities (6)

	10.20	Warrant Agreement for the purchase of 20,000 shares of common stock between the Company and William M. McCormick dated August 7, 1998 (7)

	10.21	Warrant Agreement for the purchase of 120,000 shares of common stock between the Company and William M. McCormick dated August 7, 1998 (7)

	10.22	Stock Purchase Agreement and Common Stock Purchase Warrants dated January 28, 1999 between Ropart Investments, LLC and the Company (8)

	10.23	Warrant Certificates dated April 27, 1999 issued to Gary J. Shemano, Mart Bailey and Michael Jacks for an aggregate of 20,000 shares of common stock and Warrant Agreement effective April 9, 1998 between The Shemano Group and the Company (8)

	10.24	Master Formation Agreement for InCon Processing, LLC among AC HUMKO CORP., InCon Technologies, Inc., InCon International, Inc., Nutrition Technology Corp., and Bionutrics, Inc., dated June 25, 1999 (filed in redacted format pursuant to a confidential treatment request) (9)

10.25	Members Agreement for InCon Processing, LLC, between AC HUMKO CORP. and InCon Technologies, Inc., dated June 5, 1999 (filed in redacted format pursuant to a confidential treatment request) (9)

10.26	First Amendment to Agreement for Purchase and Sale of Assets (9)

10.27	Warrant Agreement for the purchase of 6,000 shares of common stock between the Company and IK Biotech, Inc. dated as of March 19, 1998.

10.28	Warrant Agreement for the purchase of 20,000 shares of common stock between the Company and Cameron Associates Inc. dated as of November 23, 1998.

10.29	Promissory note for $500,000 dated December 22, 1999 between Milton Okin and the Company (10)

10.30	Common Stock Purchase Agreement dated September 7, 2000 between the Company and Justicia Holdings Limited (11)

10.31	Registration Rights Agreement dated September 7, 2000 between the Company and Justicia Holdings Limited (11)

10.32	Escrow Agreement dated September 7, 2000 among the Company, Justicia Holdings Limited and Epstein, Becker & Green P.C. (11)

10.33	Form of Stock Purchase Warrant pursuant to Common Stock Purchase Agreement dated September 7, 2000 (11)

10.34	Promissory note for $250,000 dated June 19, 2000 between Milton Okin and the Company

10.35	Common Stock Purchase Agreement dated September 20, 2000 between the Company and AMRO International, S.A. (12)

10.36	Registration Rights Agreement dated September 20, 2000 between the Company and AMRO International, S.A. (12)

10.37	Escrow Agreement dated September 20, 2000 among the Company, AMRO International, S.A. and Epstein, Becker & Green P.C. (12)

10.38	Warrant Agreement for the purchase of 10,000 shares of common stock dated September 20, 2000 between the Company and AMRO International, S.A. (12)

10.39	Common Stock Purchase Agreement dated October 25, 2000 between the Company and Tamarack International Limited (12)

10.40	Warrant Agreement for the purchase of 10,000 shares of common stock dated October 25, 2000 between the Company and Tamarack International Limited (12)

10.41	Series A Convertible Preferred Stock Acquisition Agreement dated October 27, 2000 between the Company and Milton Okin (12)

10.42	Common Stock Acquisition Agreement dated October 28, 2000 between the Company and Macropower Development Limited (12)

10.43	First Modification to the Master Formation Agreement for InCon Processing, LLC, entered into October 30, 2000 among ACH Food Companies, Inc. (formerly AC HUMKO CORP.), InCon Technologies, Inc., InCon International, Inc., Nutrition Technology Corp. and Bionutrics, Inc. (12)

10.44	First Modification to the Members Agreement for InCon Processing, LLC, entered into October 30, 2000 among ACH Food Companies, Inc. (formerly AC HUMKO CORP.), InCon Technologies, Inc. and Bionutrics, Inc. (12)

10.45	Common Stock Acquisition Agreement dated October 30, 2000 between the Company and ACH Food Companies, Inc. (formerly AC HUMKO CORP.) (12)

10.46	Warrant Agreement for the purchase of 400,000 shares of common stock dated October 30, 2000 between the Company and ACH Food Companies, Inc. (formerly AC HUMKO CORP.) (12)

10.47	Common Stock Purchase Agreement dated December 20, 2000 by and between the Company and Ropart Investments, LLC (12)

10.48	Warrant Agreement for the purchase of 14,000 shares of common stock dated December 20, 2000 between the Company and Ropart Investments, LLC (12)

10.49	Stock Purchase Agreement dated August 23, 2001 between Pharmaceutical Marketing Brands, Inc. and Bionutrics, Inc. (13)

10.50	Amended and Restated Consolidated Multiple Advance Non-Revolving Note, dated October 26, 2001 (14)

10.51	Amended and Restated Loan and Stock Pledge Agreement (14)

10.52	Amended and Restated Security Agreement (14)

10.53	Amendment No. 1 to Stock Purchase Agreement effective as of August 23, 2001, executed as of October 5, 2001 (14)

10.54	Amendment No. 2 to Stock Purchase Agreement, dated as of October 31, 2001 (14)

21	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche, LLP

(1)	Incorporated by reference to Registrant’s Form 10 filed with the Commission on or about January 21, 1997.

(2)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about November 7, 1997, as amended by Registrant’s Form 8-K/A filed with the Commission on or about January 30, 1998.

(3)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on or about January 15, 1998, as amended by Registrant’s Form 10-K/A filed with the Commission on or about January 30, 1998.

(4)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about August 31, 1998.

(5)	Incorporated by reference to Registrant’s Form 8-K/A filed with the Commission on or about October 13, 1998.

(6)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about October 21, 1998.

(7)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on or about January 29, 1999.

(8)	Incorporated by reference to Registrant’s Second Quarter Form 10-Q filed with the Commission on or about June 10, 1999.

(9)	Incorporated by reference to Registrant’s form 8-K filed with the Commission on or about July 12, 1999.

(10)	Incorporated by reference to Registrant’s First Quarter Form 10-Q filed with the Commission on or about March 15, 2000.

(11)	Incorporated by reference to Registrant’s Third Quarter Form 10-Q filed with the Commission on or about September 13, 2000.

(12)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on or about January 17, 2001.

(13)	Incorporated by reference to Registrant’s form 8-K filed with the Commission on or about August 23, 2001.

(14)	Incorporated by reference to Registrant’s form 8-K filed with the Commission on or about November 9, 2001.

(b)	Financial Statements filed as part of this Report:

Consolidated Financial Statements and Supplemental Schedules as listed in the Index to Consolidated Financial Statements on Page F-1 of this Report.

(c)	Reports on Form 8-K:

Form 8-K filed October 5, 2001 regarding an amendment to the stock purchase agreement dated August 23, 2001 with Pharmaceutical Marketing Brands, Inc.

Form 8-K filed November 9, 2001 regarding amendments no. 1 and no. 2 to the stock purchase agreement dated August 23, 2001 with Pharmaceutical Marketing Brands, Inc., which assigned its interest effective August 23, 2001 to Healthstar Holdings LLC.

(d)	Financial Statement Schedules:

Valuation and Qualifying Accounts

SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BIONUTRICS, INC.

Date: January 31, 2002	By	/s/ Ronald H. Lane Ronald H. Lane President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By /s/ Ronald H. Lane Ronald H. Lane	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	January 31, 2002

By /s/ Karen J. Harwell Karen J. Harwell	Controller (Principal Financial and Accounting Officer)	January 31, 2002

By /s/ Daniel Antonelli Daniel Antonelli	Director	January 31, 2002

By /s/ Richard M. Feldheim Richard M. Feldheim	Director	January 30, 2002

By /s/ Todd Goergen Todd Goergen	Director	January 31, 2002

By /s/ Steve Henig Steve Henig	Director	January 30, 2002

By /s/ William McCormick William M. McCormick	Director	January 30, 2002

By /s/ Milton Okin Milton Okin	Director	January 30, 2002

By /s/ Frederick Rentschler Frederick Rentschler	Director	January 31, 2002

By /s/ Winston A. Salser Winston A. Salser	Director	January 31, 2002

Bionutrics, Inc. and Subsidiaries

Consolidated Financial Statements as of
October 31, 2001 and 2000, and for Each of the
Three Years in the Period Ended October 31,
2001, and Independent Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Bionutrics, Inc.
Phoenix, Arizona

We have audited the consolidated balance sheets of Bionutrics, Inc. and subsidiaries (the “Company”) as of October 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s operating losses since inception, the uncertainty regarding the Company’s ability to raise additional capital, and the Company’s inability to generate income and positive cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

Phoenix, Arizona
January 18, 2002
January 30, 2002 as to Notes 5 and 6

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2001 AND 2000

ASSETS	2001	2000
CURRENT ASSETS:

Cash and cash equivalents	$100,960	$711,563

Trade receivables – net of allowance for doubtful accounts of $304,677 and $311,310, respectively	6,440	16,845

Inventory (Note 3)	44,423	100,401

Prepaids and other current assets	15,244	62,383

Total current assets	167,067	891,192

PROPERTY — Net of accumulated depreciation and amortization of $354,886 and $342,573, respectively (Note 4)	3,161	15,474

OTHER ASSETS:

Patents — net of accumulated amortization of $204,993 and $177,328, respectively	364,472	392,137

Investment in InCon Processing, L.L.C. (Note 10)	2,729,370	3,087,186

Total other assets	3,093,842	3,479,323

TOTAL	$3,264,070	$4,385,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$971,960	$664,375

Accrued salaries and benefits	259,537	149,183

Other accrued liabilities	467,412	790,594

Current portion of notes payable (Note 5)	583,000	902,278

Total current liabilities	2,281,909	2,506,430

COMMITMENTS AND CONTINGENCIES (Notes 1, 6, 8, and 11)

STOCKHOLDERS’ EQUITY (Note 6):

Common stock, $.001 par value — authorized, 45,000,000 shares; issued, 4,352,600 and 4,294,300 shares, respectively	4,352	4,294

Preferred stock, $.001 par value — authorized, 5,000,000 shares; 591,850 and 0 issued and outstanding, respectively (liquidation preference of	798,998

$798,998 and $0, respectively) Additional paid-in capital	37,628,886	36,313,498

Warrants	750,743	874,603

Accumulated deficit	(38,200,818)	(35,311,633)

Common stock in treasury - 240,577 shares at cost		(1,203)

Total stockholders’ equity	982,161	1,879,559

TOTAL	$3,264,070	$4,385,989

See notes to consolidated financial statements.

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 2001, 2000, AND 1999

	2001	2000	1999
REVENUES (Note 1):

Revenue from services		$209,098	$2,516,554

Revenue from product sales	$95,978	146,526	1,173,193

Total gross revenues	95,978	355,624	3,689,747

DISCOUNTS AND ALLOWANCES	58,348	221,545	558,262

NET REVENUES	37,630	134,079	3,131,485

COST OF REVENUES	59,746	165,042	2,334,839

GROSS (LOSS) PROFIT	(22,116)	(30,963)	796,646

OPERATING EXPENSES:

Selling, general, and administrative (Note 9)	2,396,600	2,836,833	5,445,046

Research and development	68,374	115,400	368,070

Total operating expenses	2,464,974	2,952,233	5,813,116

OPERATING LOSS	(2,487,090)	(2,983,196)	(5,016,470)

OTHER (EXPENSE) INCOME:

Net interest expense (Notes 5 and 9)	(44,279)	(31,657)	(25,313)

Other income (expense)		211,684	(30,237)

Equity in losses of InCon Processing, L.L.C (Note 10)	(357,816)	(42,687)	(70,127)

Net loss on disposal of assets (Notes 1 and 2)		(300,000)	(265,516)

Other (expense) income — net	(402,095)	(162,660)	(391,193)

NET LOSS	$(2,889,185)	$(3,145,856)	$(5,407,663)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.64)	$(0.75)	$(1.31)

SHARES USED IN THE COMPUTATION OF NET LOSS PER SHARE — Basic and diluted	4,540,108	4,189,794	4,142,931

See notes to consolidated financial statements.

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED OCTOBER 31, 2001, 2000, AND 1999

	Preferred Stock		Common Stock		Additional
					Paid-In
	Shares	Amount	Shares	Amount	Capital

BALANCE, NOVEMBER 1, 1998			4,071,197	$4,071	$31,449,987

Issuance of common shares and warrants for cash at $10 per share, January 1999			50,000	50	215,604

Issuance of common shares for services at $6.25 per share, February 1999			20,000	20	124,980

Issuance of common shares for services at $6.875 per share, February 1999			20,000	20	137,480

Issuance of common stock warrants for services at $20 per share, April 1999

Issuance of common stock warrants for services at $10 per share, August 1999

Issuance of common stock warrants for services at $35 per share, August 1999

Issuance of common shares as consideration for rights granted under an option agreement at $7.10 per share, October 1999			1,408	1	9,999

Issuance of common stock options as partial consideration for rights granted under a license and sublicense agreement at $10 per share, October 1999					51,574

Compensation expense from nonemployee stock options (Note 6)					193,773

Net loss — year ended October 31, 1999

BALANCE, OCTOBER 31, 1999			4,162,605	4,162	32,183,397

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Warrants
			Accumulated
	Shares	Amount	Deficit

BALANCE, NOVEMBER 1, 1998	540,000	$2,847,136	$(26,758,114)

Issuance of common shares and warrants for cash at $10 per share, January 1999	100,000	284,346

Issuance of common shares for services at $6.25 per share, February 1999

Issuance of common shares for services at $6.875 per share, February 1999

Issuance of common stock warrants for services at $20 per share, April 1999	20,000	11,603

Issuance of common stock warrants for services at $10 per share, August 1999	20,000	86,907

Issuance of common stock warrants for services at $35 per share, August 1999	6,000	74,994

Issuance of common shares as consideration for rights granted under an option agreement at $7.10 per share, October 1999

Issuance of common stock options as partial consideration for rights granted under a license and sublicense agreement at $10 per share, October 1999

Compensation expense from nonemployee stock options (Note 6)

Net loss — year ended October 31, 1999			(5,407,663)

BALANCE, OCTOBER 31, 1999	686,000	3,304,986	(32,165,777)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Common Stock
	in Treasury		Total
			Stockholders’
	Shares	Amount	Equity

BALANCE, NOVEMBER 1, 1998	(240,577)	$(1,203)	$7,541,877

Issuance of common shares and warrants for cash at $10 per share, January 1999			500,000

Issuance of common shares for services at $6.25 per share, February 1999			125,000

Issuance of common shares for services at $6.875 per share, February 1999			137,500

Issuance of common stock warrants for services at $20 per share, April 1999			11,603

Issuance of common stock warrants for services at $10 per share, August 1999			86,907

Issuance of common stock warrants for services at $35 per share, August 1999			74,994

Issuance of common shares as consideration for rights granted under an option agreement at $7.10 per share, October 1999			10,000

Issuance of common stock options as partial consideration for rights granted under a license and sublicense agreement at $10 per share, October 1999			51,574

Compensation expense from nonemployee stock options (Note 6)			193,773

Net loss — year ended October 31, 1999			(5,407,663)

BALANCE, OCTOBER 31, 1999	(240,577)	(1,203)	3,325,565

(Continued)

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED OCTOBER 31, 2001, 2000, AND 1999

	Preferred Stock		Common Stock		Additional
					Paid-In
	Shares	Amount	Shares	Amount	Capital

BALANCE, OCTOBER 31, 1999			4,162,605	$4,162	$32,183,397

Issuance of common shares for incentive compensation at $10 per share, December 1999			1,481	1	14,813

Expiration of warrants to purchase common shares, January 2000					111,800

Issuance of common shares for incentive compensation at $8.75 per share, March 2000			5,714	6	49,994

Issuance of common shares for services at $20 per share, April 2000			17,500	18	349,982

Expiration of warrants to purchase common shares, August 2000					2,797,136

Issuance of common shares for fees and expenses of investor at $5 per share, September 2000 (Note 1)			5,000	5	24,995

Issuance of common stock warrants in connection with equity line, September 2000 (Note 1)					(95,037)

Issuance of common shares and warrants for cash at $5 per share, September 2000			100,000	100	475,897

Issuance of common shares for stock-related expenses, September 2000			2,000	2	(2)

Payment for 100,000 common shares at $5 per share and stock warrants, October 2000 (Note 1)					471,926

Issuance of common stock warrants to replace expired warrants at $10 per share, October 2000					(278,602)

Amended warrant exercise price for the purchase of 20,000 shares of common stock from $10 to $5 per share as consideration for a liability, October 2000

Compensation expense from nonemployee stock options (Note 6)					207,199

Net loss — year ended October 31, 2000

BALANCE, OCTOBER 31, 2000			4,294,300	4,294	36,313,498

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Warrants
			Accumulated
	Shares	Amount	Deficit

BALANCE, OCTOBER 31, 1999	686,000	$3,304,986	$(32,165,777)

Issuance of common shares for incentive compensation at $10 per share, December 1999

Expiration of warrants to purchase common shares, January 2000	(50,000)	(111,800)

Issuance of common shares for incentive compensation at $8.75 per share, March 2000

Issuance of common shares for services at $20 per share, April 2000

Expiration of warrants to purchase common shares, August 2000	(400,000)	(2,797,136)

Issuance of common shares for fees and expenses of investor at $5 per share, September 2000 (Note 1)

Issuance of common stock warrants in connection with equity line, September 2000 (Note 1)	40,000	95,037

Issuance of common shares and warrants for cash at $5 per share, September 2000	10,000	24,003

Issuance of common shares for stock-related expenses, September 2000

Payment for 100,000 common shares at $5 per share and stock warrants, October 2000 (Note 1)	10,000	28,074

Issuance of common stock warrants to replace expired warrants at $10 per share, October 2000	400,000	278,602

Amended warrant exercise price for the purchase of 20,000 shares of common stock from $10 to $5 per share as consideration for a liability, October 2000		52,837

Compensation expense from nonemployee stock options (Note 6)

Net loss — year ended October 31, 2000			(3,145,856)

BALANCE, OCTOBER 31, 2000	696,000	874,603	(35,311,633)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Common Stock
	in Treasury		Total
			Stockholders’
	Shares	Amount	Equity

BALANCE, OCTOBER 31, 1999	(240,577)	$(1,203)	$3,325,565

Issuance of common shares for incentive compensation at $10 per share, December 1999			14,814

Expiration of warrants to purchase common shares, January 2000

Issuance of common shares for incentive compensation at $8.75 per share, March 2000			50,000

Issuance of common shares for services at $20 per share, April 2000			350,000

Expiration of warrants to purchase common shares, August 2000

Issuance of common shares for fees and expenses of investor at $5 per share, September 2000 (Note 1)			25,000

Issuance of common stock warrants in connection with equity line, September 2000 (Note 1)

Issuance of common shares and warrants for cash at $5 per share, September 2000			500,000

Issuance of common shares for stock-related expenses, September 2000

Payment for 100,000 common shares at $5 per share and stock warrants, October 2000 (Note 1)			500,000

Issuance of common stock warrants to replace expired warrants at $10 per share, October 2000

Amended warrant exercise price for the purchase of 20,000 shares of common stock from $10 to $5 per share as consideration for a liability, October 2000			52,837

Compensation expense from nonemployee stock options (Note 6)			207,199

Net loss — year ended October 31, 2000			(3,145,856)

BALANCE, OCTOBER 31, 2000	(240,577)	(1,203)	1,879,559

(Continued)

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED OCTOBER 31, 2001, 2000, AND 1999

	Preferred Stock		Common Stock		Additional
					Paid-In
	Shares	Amount	Shares	Amount	Capital

BALANCE, OCTOBER 31, 2000			4,294,300	$4,294	$36,313,498

Issuance of common shares at $5 per share, payment received October 2000			100,000	100	(100)

Issuance of common shares as consideration for the release to repay a $150,000 bridge loan, December 2000			30,000	30	149,970

Issuance of common shares to ACH as consideration for the release of certain obligations related to their 50/50 venture			60,000	60	299,940

Issuance of 591,850 shares of preferred stock as consideration for the cancellation of certain promissory notes	591,850	798,998

Issuance of common shares and warrants for cash at $5 per share, pursuant to an equity draw down facility, January 2001			60,000	60	262,534

Amended warrant exercise price for the purchase of 20,000 shares of common stock from $20 to $10 per share, March 2001

Issuance of common shares for services at $3.30 per share, March 2001			6,095	6	19,986

Issuance of common shares and warrants for cash at $5 per share, pursuant to an equity draw down facility, April 2001			40,000	40	190,534

Issuance of common shares for services at $3.85 per share, May 2001			2,782	3	10,677

Issuance of common stock warrants for services at $2 per share, August 2001

Issuance of common stock warrants for services at $3 per share, August 2001

Issuance of common stock warrants for services at $3.13 per share, August 2001

Retire LipoGenics shares held in treasury October 2001			(240,577)	(241)	(962)

Expiration of warrants to purchase common shares, October 2001					278,602

Compensation expense from nonemployee stock options (Note 6)					104,207

Net loss — year ended October 31, 2001

BALANCE, OCTOBER 31, 2001	591,850	$798,998	4,352,600	$4,352	$37,628,886

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Warrants
			Accumulated
	Shares	Amount	Deficit

BALANCE, OCTOBER 31, 2000	696,000	$874,603	$(35,311,633)

Issuance of common shares at $5 per share, payment received October 2000

Issuance of common shares as consideration for the release to repay a $150,000 bridge loan, December 2000

Issuance of common shares to ACH as consideration for the release of certain obligations related to their 50/50 venture

Issuance of 591,850 shares of preferred stock as consideration for the cancellation of certain promissory notes

Issuance of common shares and warrants for cash at $5 per share, pursuant to an equity draw down facility, January 2001	20,000	37,406

Amended warrant exercise price for the purchase of 20,000 shares of common stock from $20 to $10 per share, March 2001		12,802

Issuance of common shares for services at $3.30 per share, March 2001

Issuance of common shares and warrants for cash at $5 per share, pursuant to an equity draw down facility, April 2001	4,000	9,426

Issuance of common shares for services at $3.85 per share, May 2001

Issuance of common stock warrants for services at $2 per share, August 2001	100,000	94,703

Issuance of common stock warrants for services at $3 per share, August 2001	5,000	207

Issuance of common stock warrants for services at $3.13 per share, August 2001	5,000	198

Retire LipoGenics shares held in treasury October 2001

Expiration of warrants to purchase common shares, October 2001	(400,000)	(278,602)

Compensation expense from nonemployee stock options (Note 6)

Net loss — year ended October 31, 2001			(2,889,185)

BALANCE, OCTOBER 31, 2001	430,000	$750,743	$(38,200,818)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Common Stock
	in Treasury			Total
				Stockholders’
	Shares	Amount		Equity

BALANCE, OCTOBER 31, 2000	(240,577)		$(1,203)	$1,879,559

Issuance of common shares at $5 per share, payment received October 2000

Issuance of common shares as consideration for the release to repay a $150,000 bridge loan, December 2000				150,000

Issuance of common shares to ACH as consideration for the release of certain obligations related to their 50/50 venture				300,000

Issuance of 591,850 shares of preferred stock as consideration for the cancellation of certain promissory notes				798,998

Issuance of common shares and warrants for cash at $5 per share, pursuant to an equity draw down facility, January 2001				300,000

Amended warrant exercise price for the purchase of 20,000 shares of common stock from $20 to $10 per share, March 2001				12,802

Issuance of common shares for services at $3.30 per share, March 2001				19,992

Issuance of common shares and warrants for cash at $5 per share, pursuant to an equity draw down facility, April 2001				200,000

Issuance of common shares for services at $3.85 per share, May 2001				10,680

Issuance of common stock warrants for services at $2 per share, August 2001				94,703

Issuance of common stock warrants for services at $3 per share, August 2001				207

Issuance of common stock warrants for services at $3.13 per share, August 2001				198

Retire LipoGenics shares held in treasury October 2001	240,577		1,203

Expiration of warrants to purchase common shares, October 2001

Compensation expense from nonemployee stock options (Note 6)				104,207

Net loss — year ended October 31, 2001				(2,889,185)

BALANCE, OCTOBER 31, 2001		$		$982,161

See notes to consolidated financial statements.

(Concluded)

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2001, 2000, AND 1999

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,889,185)	$(3,145,856)	$(5,407,663)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	39,978	105,883	626,048

Loss on sale of assets		300,000	265,516

Provision for doubtful accounts		263,071	6,336

Equity in losses of InCon Processing, L.L.C	357,816	42,687	70,127

Stock option compensation expense	104,207	207,199	193,773

Expenses satisfied with issuance of common stock and warrants	138,582	492,651	436,004

Changes in operating assets and liabilities:

Trade receivables	10,405	84,907	26,750

Inventory	55,978	159,088	504,165

Prepaids and other current assets	47,139	37,559	47,380

Accounts payable	307,585	131,362	(166,437)

Accrued salaries and benefits	110,354	(160,169)	159,352

Other accrued liabilities	25,816	(375,329)	(86,147)

Net cash used in operating activities	(1,691,325)	(1,856,947)	(3,324,796)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures		(3,034)	(133,950)

Patents and rights to technology acquired			(15,000)

Proceeds from disposal of fixed asset and patents			3,004,000

Investment in InCon Processing, L.L.C			(272,244)

Net cash (used in) provided by investing activities		(3,034)	2,582,806

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from debt	583,000	900,000	200,000

Net proceeds from issuance of common stock and warrants	500,000	1,000,000	500,000

Repayments of debt and capital leases	(2,278)	(8,646)	(982,220)

Net cash provided by (used in) financing activities	1,080,722	1,891,354	(282,220)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(610,603)	31,373	(1,024,210)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	711,563	680,190	1,704,400

CASH AND CASH EQUIVALENTS, END OF YEAR	$100,960	$711,563	$680,190

(Continued)

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2001, 2000, AND 1999

	2001	2000	1999
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - Cash paid during the year for interest	—	$614	$65,344

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Settlement of accrued liabilities and debt through issuance of common and preferred stock	$1,248,998

Liability resulting from joint venture (Note 1)		$300,000

Contribution of net assets to InCon Processing, L.L.C by InCon Technologies, Inc.:

Accounts receivable			$(594,151)

Property and equipment			(4,861,855)

Goodwill			(872,060)

Accounts payable			391,396

Accrued liabilities and other current liabilities			8,914

Net assets contributed			(5,927,756)

Cash received			3,000,000

Net assets contributed for share of investment in joint venture			$(2,927,756)

See notes to consolidated financial statements.

BIONUTRICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2001, 2000, AND 1999

1.	ORGANIZATION AND BASIS OF PRESENTATION

Bionutrics, Inc. - Bionutrics, Inc. (“Bionutrics”) consists of Bionutrics and its wholly owned subsidiaries, LipoGenics, Inc., Bionutrics Health Products, Inc., Nutrition Technologies Corporation, InCon International Ltd., and InCon Technologies, Inc. (“InCon”) (collectively referred to as the “Company”).

During 1998 and 1999, Bionutrics’ operating strategy of manufacturing and marketing its product was changed, as it sold a substantial amount of its operating assets. Bionutrics’ current strategy is to partner the manufacturing and marketing of such new products through licensing arrangements. Revenues for the years ended October 31, 2001, 2000, and 1999 are derived primarily from two sources: services and product sales. For the year ended October 31, 2000, revenues from services were primarily attributed to product development and grant research activities. For the year ended October 31, 1999, revenue from services were primarily attributed to molecular distillation toll processing of materials for a variety of customers. Revenues from product sales during the years ended October 31, 2001 and 2000 were entirely from the sales of evolvE®, the Company’s dietary supplement product. Revenues from product sales during the year ended October 31, 1999 were primarily attributed to equipment sales, as well as the sale of evolvE®.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative operating losses of $38,200,818 through October 31, 2001, which have been funded through the issuance of common stock and debt. The losses incurred to date, the uncertainty regarding the Company’s ability to raise additional capital, and the Company’s inability to generate income and positive cash flows from operations raise substantial doubt about whether the Company will be able to continue as a going concern for a reasonable period of time.

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

Since the Company’s current cash resources and expected cash flow from operations will not be sufficient to fund its operational needs for the next 12 months, it continues to seek additional capital through private equity and debt financing. There can be no assurance that such additional financing will be attainable, or attainable on terms acceptable to the Company. Access by the Company to additional capital will depend substantially upon prevailing market conditions and the financial condition of and prospects for the Company at the time.

Management is continuing its efforts to obtain additional funds through the issuance of common stock in private transactions, and management is also continuing its efforts to reposition the Company as a product development company and, as such, is engaged in discussions with several potential marketing partners involving the present and future branded products, including dietary supplements and functional food ingredients. The Company plans to develop, patent, and trademark novel products while its marketing partners will provide the distribution, marketing, and sales support. New products are expected to be based on new technology.

In June 1999, the Company entered into a 50/50 joint venture with ACH Food Companies, Inc. (“ACH,” formerly known as AC HUMKO CORP.), wherein InCon transferred substantially all of its assets to a newly formed limited liability company, InCon Processing, L.L.C. (“InCon Processing”), for which it received a payment of $3,000,000 and a 50 percent interest in the joint venture. InCon Processing took over substantially all of the business previously engaged in by InCon relating to toll processing, molecular separation, and the design and sale of molecular separation facilities. InCon Processing expects to utilize the InCon expertise to expand its existing business and to expand its business into processing micronutrients that would be available for food grade products. On October 30, 2000, the Company agreed to issue 60,000 shares of its common stock to ACH as consideration for the release of certain contingent obligations under the Master Formation Agreement and Members Agreement related to the formation of InCon Processing. A liability for the future issuance of the shares was included in accrued liabilities as of October 31, 2000. These shares were issued on December 14, 2000.

On September 7, 2000, the Company and a private investor entered into a Common Stock Purchase Agreement (the “Agreement”) for the future issuance and purchase of shares of the Company’s common stock. The Agreement establishes what is sometimes termed as an equity line of credit or an equity draw down facility. The Agreement permits the Company, at its discretion and subject to certain restrictions, to sell up to an aggregate of 800,000 shares of its common stock, with the maximum amount for each sale not to exceed $1,000,000 each month, based on a formula of weighted-average price and total trading volume for a given period. The period during which the Company can make such sales is two years beginning upon the effective date of a registration statement for the resale of the shares. The price is based on the volume weighted-average daily price of the Company’s common stock for the 22 trading days following a draw down notice. The Company can establish a threshold price below which it will not sell shares. The price is discounted by 10 percent, decreasing by .25 percent to 7 percent for each $12,500,000 that the Company’s market capitalization exceeds $60,000,000. In lieu of a minimum draw down commitment, the Company has issued a three-year warrant for the purchase of 40,000 shares of common stock at an exercise price of $7.675 per share, equal to 120 percent of the average volume weighted-average daily price for the 15 trading days before the date of issuance of the warrant. In addition, 35 day warrants will be issued in connection with each draw down for the purchase of a number of shares equal to 17.5 percent of the draw down amount divided by the weighted average of the purchase prices during the applicable period. In payment of fees and expenses of the investor, the Company has issued 5,000 shares of its common stock to the investor.

The Company is not permitted to draw down funds if the issuance of shares to the investor pursuant to the draw down facility would result in the investor owning more than 9.9 percent of the Company’s common stock or would require stockholder approval. The Agreement contains various termination rights for the investor, including, among others, due to materially adverse changes to the Company.

The Company intends to use the proceeds of the offering for general corporate and working capital purposes. As of October 31, 2001, no sales of equity have occurred under this equity line of credit.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation - The consolidated financial statements include the accounts of Bionutrics and its wholly owned subsidiaries, LipoGenics, Inc., Bionutrics Health Products, Inc., InCon International Ltd., InCon Technologies, Inc., and Nutrition Technologies Corporation. All significant intercompany balances and transactions have been eliminated. The Company’s investment in InCon Processing, a joint venture, is included in the accompanying consolidated financial statements using the equity method of accounting.

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

Reverse Stock Split - At the close of business on May 29, 2001, the Company effected a one-for-five reverse stock split, as approved by a majority vote of the Company’s stockholders. All common stock and per share data included in these financial statements have been restated to give effect to the reverse stock split.

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

Property and Depreciation - Property is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. The estimated useful lives of depreciable assets are:

Estimated
Useful
Asset Type	Life

Equipment, furniture, and fixtures	3-10 years

Leasehold improvements	10 years

Capitalized software	3 years

Leased equipment under capital leases	5 years

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

The Company had no customers that accounted for over 10 percent of revenues for the year ended October 31, 2001, one customer that accounted for approximately 28 percent of total revenues for the year ended October 31, 2000, and two customers that accounted for approximately 33 and 17 percent of total revenue for the year ended October 31, 1999.

Patents - Legal and other costs related to patent applications are expensed as incurred. Patents that are acquired are amortized using a straight-line basis over 17 years, commencing at the date patent approval is obtained, or the remaining life at the time of acquisition. Patents currently capitalized relate to both the processes and products associated with the Company’s business.

Income taxes are accounted for under the asset and liability approach, which can result in recording tax provisions or benefits in periods different from the periods in which such taxes are paid or benefits realized. Deferred federal income taxes result principally from certain tax carryforwards that are recognized for financial reporting purposes in different years than for income tax reporting purposes. Deferred tax assets were fully offset by a valuation allowance in 2001, 2000, and 1999.

Research and Development - The cost of research and development is charged to expense as incurred.

Fair Value of Financial Instruments - The fair values of cash and cash equivalents, trade receivables, accounts payable, and notes payable approximate the carrying value due to the short-term nature of these instruments.

Stock options and warrants granted to consultants or independent contractors have been accounted for in accordance with the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. In accordance with Accounting Principles Board Opinion (“APB”) No. 25, options and warrants granted to employees of the Company are recorded as expense, based on the difference, if any, between the quoted fair market price of the stock, on the date of grant, and the option’s or warrant’s exercise price. As all employee-based options and warrants were issued at least at fair market value, no compensation cost was recognized in the Company’s consolidated statements of operations for employee-based options and warrants for 2001, 2000, or 1999.

Loss per Share - Basic earnings per share (“EPS”) exclude potential dilution from stock options, warrants, and other securities or contracts to issue common stock. Diluted EPS takes into account the potential issuance of these shares in the calculation of EPS. Due to losses from continuing operations for the years ended October 31, 2001, 2000, and 1999, the issuance of any additional shares would be antidilutive, and therefore, have no effect on diluted EPS. There were 969,733, 1,198,363, and 1,072,029 shares considered antidilutive for the years ended October 31, 2001, 2000, and 1999, respectively.

Impairment - The Company continually evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. When factors indicate that these assets should be evaluated for possible impairment, the Company’s management uses several factors, including the Company’s projection of future operating revenues relating to these assets and their related impact on cash flows.

No impairment losses were recorded in 2001 or 2000. During 1999, the Company entered into an agreement with ACH to form a joint venture, wherein InCon transferred substantially all of its assets to the joint venture, for which it received a payment of $3,000,000 and a 50 percent interest in the joint venture. In connection with the transfer of InCon’s net assets, the Company recorded an impairment loss with respect to goodwill in the amount of $265,516. The write-down was the amount by which the Company estimated that the carrying amount of the asset exceeded the fair value.

New Accounting Pronouncements - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for the Company’s fiscal year beginning November 1, 2000. SFAS No. 133 did not have a material impact on the Company’s consolidated financial statements.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, for which the date of acquisition is July 1, 2001 or later, eliminates the pooling-of-interests method, and identifies criteria for the establishment of identifiable intangible assets separate from goodwill resulting from a business combination. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill and other intangibles for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The standard is effective for the Company’s fiscal year beginning November 1, 2002. The Company has not completed evaluating the impact of implementing the provisions of SFAS Nos. 141 and 142.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for the Company’s fiscal year beginning November 1, 2002. The implementation of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

Reclassifications - Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

3.	INVENTORY

As of October 31, 2001 and 2000, inventory consists entirely of finished goods.

4.	PROPERTY

As of October 31, property consists of the following:

	2001	2000
Equipment, furniture, and fixtures	$262,068	$262,068

Leasehold improvements	41,444	41,444

Capitalized software	30,181	30,181

Leased equipment under capital lease	24,354	24,354

Property — gross	358,047	358,047

Less accumulated depreciation and amortization	(354,886)	(342,573)

Property — net	$3,161	$15,474

5.	NOTES PAYABLE

Notes payable consist of the following at October 31:

	2001	2000
Note payable to director, bearing interest at 9.5% per annum, settled through the issuance of preferred stock (Note 6)	$—	$750,000

Note payable to a third party, fixed interest payment of $50,000, settled through the issuance of common stock (Note 6)		150,000

Note payable to certain stockholders totaling $433,000 and an unrelated party totaling $150,000, fixed interest payment of $140,000, due on January 2, 2002	583,000

Other notes payable		2,278

Total	583,000	902,278

Less current portion	(583,000)	(902,278)

Long-term notes payable	$—	$—

In October 2001, the Company executed an amended and restated consolidated multiple advance non-revolving note to borrow up to $700,000 from certain stockholders and an unrelated party. The amount borrowed on October 31, 2001 was $583,000. The note agreement requires a fixed interest payment of $140,000, which results in an effective interest rate of 36.5 percent. The note payable is secured by the assets of the Company. The note was payable in full on January 2, 2002, and negotiations to restructure the note are ongoing. The note is convertible, at the option of the lenders, into shares of the Company’s common stock at the rate of $1.00 per share. On January 30, 2002, the note was amended to increase the amount that can be borrowed to $860,000 and to extend the due date to March 1, 2002.

6.	STOCKHOLDERS’ EQUITY

On September 20, 2000, the Company raised $500,000 in capital through issuance of common stock at $5.00 per share. In conjunction with this issuance, warrants to purchase 10,000 shares of common stock were issued with an exercise price of $5.50. These warrants expire on September 20, 2003.

Additionally, in connection with this transaction, the Company issued 2,000 shares of common stock to the investors as payment for their legal fees, expenses, and related disbursements.

On October 25, 2000, the Company raised $500,000 in capital through the sale of common stock. This common stock was subscribed to at $5.00 per share. In conjunction with this issuance, warrants to purchase 10,000 shares of common stock were issued with an exercise price of $5.00. These warrants expire on October 24, 2002. These shares were issued on November 28, 2000.

On October 30, 2000, the Company issued one-year warrants to purchase 400,000 shares of common stock at $10.00 per share to ACH. These warrants were issued to effectively extend the exercise period for the original warrants issued to ACH that expired August 14, 2000, in order to extend the period during which ACH could obtain an additional equity interest in the Company.

On October 30, 2000, the Company agreed to issue 60,000 shares of its common stock to ACH as consideration for the release of certain contingent obligations under the Master Formation Agreement and Members Agreement related to the formation of their 50/50 joint venture, InCon Processing. These shares were issued on December 14, 2000.

On December 6, 2000, the Company issued 591,850 shares of its Series A Convertible Preferred Stock as consideration for the cancellation of $798,998 of debt and accrued interest owed under certain promissory notes dated December 22, 1999 and June 19, 2000 to a director. The shares have an annual cumulative dividend of $0.108 per share and a liquidation value of $1.35 per share, and each share is convertible to one-fifth share of common stock. Preferred stockholders have preferences in liquidation and would receive dividends prior to common stockholders if dividends are declared. As of October 31, 2001, no dividends have been declared. The shares are also redeemable by the Company at any time at $1.35 per share.

On December 13, 2000, the Company issued 30,000 shares of its common stock as consideration for the release of its obligation to repay a $150,000 note payable the Company received during April 2000. Under the agreement, the Company has the right to repurchase the shares at fair market value, between $5.00 and $15.00, for three years.

Effective December 20, 2000, the Company entered into a common stock purchase agreement (the “Agreement”) for the future issuance and purchase of shares of common stock. The Agreement was with Ropart Investments LLC, of which Todd A. Goergen, a director of Bionutrics, is also a managing member. The Agreement established what is sometimes termed as an equity line of credit or an equity draw down facility. The Agreement permitted the Company to sell up to an aggregate of 100,000 shares at $5.00 per share, based on a minimum investment amount of $100,000 and a maximum investment amount of $500,000. The period during which the Company could make such sales began December 20, 2000 and terminated December 31, 2001. The Company issued 60,000 and 40,000 shares of common stock at $5.00 per share to Ropart Investments LLC in January and April 2001, respectively, pursuant to the equity draw down facility entered into on December 20, 2000.

In lieu of a minimum draw down commitment, the Company issued a three-year warrant for the purchase of 14,000 shares of common stock at an exercise price of $5.00 per share. In addition, three-year warrants were issued in connection with each draw down for the purchase of a number of shares equal to 10 percent of the shares purchased at such draw down. In connection with the Agreement, the Company amended the January 28, 1999 warrant agreement for the purchase of 50,000 shares of its common stock at $10.00 per share. These options expired in December 2001. In connection with the issuance of the shares of common stock under this agreement, the Company also issued warrants to purchase 6,000 and 4,000 shares of common stock at an exercise price of $5.00 per share in January and April 2001, respectively.

In August 2001, the Company entered into a stock purchase agreement with Pharmaceutical Marketing Brands, Inc. (PMB), as nominee, for the purchase of 49% of the Company and options to purchase 5,000,000 shares of common stock at $1.00 per share for $5,000,000. This agreement was amended on October 5, 2001, to assign PMB’s rights, as nominee, to its principal, HealthSTAR Holding LLC (“HealthSTAR”), and to provide for an increase in the investment from $5 million to a minimum of $6.5 million up to a maximum of $10 million at $1.00 per share of common stock and for the Company to sell such shares directly to institutional and or accredited investors subject to a voting agreement among the parties. The agreement was further amended on October 31, 2001 to extend the closing date as well as provide for the issuance of 5,227,000 shares of the Company’s common stock at $1.00 per share to HealthSTAR in exchange for a 5-year, interest-bearing promissory note. The amendment also eliminated the 5,000,000 stock options at $1.00 per share. The Company has further agreed, at initial closing, to enter into certain strategic agreements and purchase certain assets in the field of pharmaceutical marketing services. On December 28, 2001, the agreement was amended to extend the initial closing date for the purchase of a minimum number of shares to January 31, 2002 and allow for one or more subsequent closings until March 31, 2002. On January 29, 2002, the agreement was amended to extend the initial closing date until March 1, 2002, with subsequent closings on or before May 1, 2002. There can be no assurance that this stock purchase agreement with HealthSTAR will close.

At October 31, 1996, the Company authorized 380,000 shares of common stock for issuance under its Nonqualified 1996 Stock Option Plan (the “1996 Plan”) to key personnel, consultants, and independent contractors. On December 12, 1997, an additional 190,000 shares of common stock were authorized for issuance under the 1996 Plan, for a total of 570,000 authorized as of October 31, 1998. The incentive stock options are granted to purchase common stock at 100 percent (110% for an optionee who is a 10% stockholder) of the fair market value of the stock on the date of grant. Stock options are granted to purchase common stock at a price determined by the plan administrator and can be exercisable for a period of up to ten years from the date of grant (five years for an option granted to a 10% stockholder). All participants are eligible to receive stock awards and stock appreciation rights, as to be determined by the Company’s Board of Directors. No stock awards or stock appreciation rights have been granted under the plan.

Dividend Policy - The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements, financial condition, and such other factors as the Board of Directors may consider.

Employee Stock-Based Compensation - A summary of transactions for employee stock options and warrants for the years ended October 31, 2001, 2000, and 1999 is as follows:

	Number	Option	Weighted Average
	of	Price	Remaining	Exercise
	Shares	Range	Life	Price
Options and warrants outstanding, October 31, 1998	574,929	$6.80 - $25.00	4.84	$20.40

Options granted	12,000	$10.00 - $20.00	4.4	$13.30

Options canceled	(144,900)	$20.00 - $25.00		$20.85

Options and warrants outstanding, October 31, 1999	442,029	$6.80 - $25.00	4.33	$20.05

Options granted	123,000	$8.75 - $18.15	4.1	$9.35

Options canceled	(60,000)	$20.00		$20.00

Options and warrants outstanding, October 31, 2000	505,029	$6.80 - $25.00	3.62	$17.45

Options granted	119,000	$5.00	4.42	$5.00

Options canceled	(173,800)	$5.00 - $25.00		$24.60

Options and warrants outstanding, October 31, 2001	450,229	$5.00 - $25.00	4.06	$11.39

	2001	2000	1999
Options exercisable, end of year	135,563	239,429	234,763

Warrants exercisable, end of year	140,000	140,000	140,000

Weighted average fair value of options granted during the year	$1.78	$5.95	$2.50

Options available for future grant under the 1996 Plan	180,820

Additional information regarding options and warrants outstanding as of October 31, 2001 is as follows:

		Outstanding		Exercisable

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual		Exercisable
Prices	Outstanding	Price	Life (Years)	Exercisable	Price
$5.00 - $10.00	261,829	$6.93	3.47	87,162	$7.99

$16.25 - $25.00	188,400	$17.60	4.87	188,400	$17.60

$5.00 - $25.00	450,229	$11.39	4.06	275,562	$14.56

In accordance with the methodology prescribed under SFAS No. 123, pro forma compensation cost for the employee stock options for 2001, 2000, and 1999 was estimated to be $275,920, $618,098, and $1,345,661, respectively.

Had the Company elected to recognize the above-mentioned compensation cost in 2001, 2000, and 1999, loss from continuing operations would be $3,165,105, $3,763,954, and $6,753,324, respectively, and the basic net loss per share would be $.70, $.90, and $1.63, respectively.

Nonemployee Stock-Based Compensation — A summary of transactions for nonemployee stock options and warrants for the years ended October 31, 2001, 2000, and 1999 is as follows:

	Number	Option	Weighted Average

	of	Price	Remaining	Exercise
	Shares	Range	Life	Price
Options and warrants outstanding, October 31, 1998	416,667	$10.00 - $25.00	1.9	$10.50

Warrants issued	196,000	$10.00 - $35.00	1.0	$12.40

Warrants canceled	(50,000)	$10.00	—	$10.00

Options issued	77,334	$10.00 - $25.00	2.2	$16.40

Options canceled	(10,000)	$20.00	—	$20.00

Options Options and warrants outstanding, October 31, 1999	630,001	$10.00 - $35.00	1.2	$11.85

Warrants issued	460,000	$5.00 - $10.00	1.2	$9.60

Warrants canceled	(450,000)	$10.00		$10.00

Options issued	60,000	$10.00	2.4	$10.00

Options canceled	(6,667)	$20.00		$20.00

Options and warrants outstanding, October 31, 2000	693,334	$5.00 - $35.00	1.3	$11.15

Warrants issued	134,000	$2.00 - $5.00	2.7	$2.62

Warrants canceled	(400,000)	$10.00		$10.00

Options issued	7,800	$5.00 - $20.00	2.9	$16.15

Options canceled	(34,000)	$25.00		$25.00

Options and warrants outstanding, October 31, 2001	401,134	$2.00 - $35.00	1.7	$7.89

	2001	2000	1999

Options exercisable, end of year	111,134	137,334	84,001

Warrants exercisable, end of year	290,000	556,000	546,000

Weighted average fair value of options granted during the year	$1.85	$4.75	$2.45

Weighted average fair value of warrants granted during the year	$1.15	$0.95	$2.65

Additional information regarding options and warrants outstanding as of October 31, 2001 is as follows:

	Outstanding			Exercisable

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual		Exercisable
Prices	Outstanding	Price	Life (Years)	Exercisable	Price
$2.00 - $10.00	346,200	$6.30	1.8	346,200	$6.30

$18.13 - $20.00	48,934	$19.94	0.8	48,934	$19.94

$35.00	6,000	$35.00	2.1	6,000	$35.00

$2.00 - $35.00	401,134	$7.89	1.7	401,134	$7.89

In accordance with the methodology prescribed under SFAS No. 123, the Company recognized $104,207, $207,199, and $193,773 of compensation expense to the nonemployee stock options and $138,582, $492,651 and $436,004 of compensation expense related to the issuance of common stock and warrants in the 2001, 2000, and 1999 consolidated statements of operations, respectively.

The fair value of each employee-nonemployee option and warrant was calculated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Risk Free	Volatility	Option	Dividend
	Interest	Rate	Lives	Yield
2001	5.48%	77%	4	0

2000	5.63%	68%	3	0

1999	5.15%	71%	3	0

7.	INCOME TAXES

Net deferred tax assets consist of the following at October 31:

	2001	2000
Deferred tax assets:

Operating loss carryforwards	$11,855,281	$10,693,517

Stock option compensation	392,098	350,415

Deferred loss on inventory	47,002	106,823

Reserve accounts	184,844	204,941

Other	37,359	16,193

Total deferred tax assets	12,516,584	11,371,889

Less valuation allowance	(12,516,584)	(11,371,889)

Total	$—	$—

During the years ended October 31, 2001, 2000, and 1999, the Company recognized increases in the valuation allowance of $1,144,695, $1,128,250, and $2,152,706, respectively, against deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. Realization of the deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

The Company’s net operating loss carryforwards of approximately $29,638,202 for federal income tax purposes expire in 2011 through 2021.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended October 31, 2001, 2000, and 1999 due to the following:

	2001	2000	1999
Benefit calculated at statutory rate	$982,323	$1,072,219	$1,836,775

Increase (decrease) resulting from:

State income taxes, net	173,351	189,215	324,137

Nondeductible expenses	(10,979)	(133,184)	(8,206)

Valuation allowance	(1,144,695)	(1,128,250)	(2,152,706)

Total	$—	$—	$—

8.	COMMITMENTS AND CONTINGENCIES

The Company has operating leases for office space, vehicles, and equipment, which expire on various dates through January 31, 2003. Total rental expense was approximately $191,000, $207,000, and $510,000 for fiscal years 2001, 2000, and 1999, respectively. Future minimum lease payments under noncancelable operating leases at October 31, 2001 are as follows:

2002	$181,825

2003	45,456

Total	$227,281

In connection with the purchase of InCon in October 1997, the Company acquired the right to receive a $1,000,000 payment that was contingent upon the expansion of a plant that the seller’s subsidiary had previously sold to a third party. The Company also assumed a contingent liability of $322,883, which was payable to the seller’s subsidiary in the event that the Company received the $1,000,000 cash payment from the third party. If the Company did not receive the $1,000,000 payment, the Company would not be required to pay the seller’s subsidiary for the liability. Because the ultimate resolution of these contingencies is outside of the control of the Company, neither amount was included as part of the net assets of InCon that were purchased by the Company. In November 2001, it was determined that the expansion of this plant would not occur, and therefore, this contingent right no longer exists.

9.	RELATED PARTY TRANSACTIONS

During the year ended October 31, 1999, various stockholders have provided consulting and other administrative services to the Company, totaling $141,000, which was included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. No additional services were provided in either 2001 or 2000.

Interest paid to stockholders in connection with outstanding notes described in Note 5 was $63,557 for the year ended October 31, 1999. No interest was paid to stockholders during 2001 and 2000.

10.	INVESTMENT IN JOINT VENTURE

InCon Processing is a limited liability company formed in June 1999, in which the Company is a 50 percent member, as discussed in Note 1. The Company accounts for this investment using the equity method. InCon Processing has a fiscal year-end of August 31. The Company’s equity in the joint venture’s operations for the fiscal years ended August 31, 2001 and 2000 and the period from June 25, 1999 (date of inception) through August 31, 1999 is included in the Company’s consolidated statement of operations as if they had the same fiscal year.

InCon Processing had two customers that accounted for approximately 34 and 30 percent and 31 and 24 percent of total revenues for the years ended August 31, 2001 and 2000, respectively. InCon had two customers that accounted for approximately 46 and 20 percent of total revenues for the period from June 25, 1999 (date of inception) through August 31, 1999.

The following represents summarized financial information of InCon Processing at August 31, 2001 and 2000, and for the years ended August 21, 2001 and 2000 and for the period from June 25, 1999 (date of inception) through August 31, 1999:

	2001	2000	1999

	(Dollars in thousands)
ASSETS:

Cash and cash equivalents	$290	$526

Accounts receivable	367	678

Prepaids and other current assets	42	124

Property, plant, and equipment — net	4,239	4,400

Goodwill	769	816

TOTAL	$5,707	$6,544

LIABILITIES AND MEMBERS’ CAPITAL:

Accounts payable and other liabilities	$248	$370

Members’ capital	5,459	6,174

TOTAL	$5,707	$6,544

OPERATIONS:

Revenues	$3,460	$5,410	$829

Expenses	4,176	5,495	969

NET LOSS	$(716)	$(85)	$(140)

11.	EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer up to 15 percent of his or her compensation and have such amounts matched with common stock of the Company at a rate of 50 percent for the first 6 percent contributed. The Company recognized expenses under this plan of approximately $15,000, 10,000, and $49,000 during the years ended October 31, 2001, 2000, and 1999, respectively.

12.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Consolidated quarterly financial information for 2001, 2000, and 1999 is as follows:

				Basic
				and Diluted
	Gross	Gross	Net	Loss
	Revenues	Profit (Loss)	Loss	Per Share
2001 First quarter	$23,123	$1,893	$(593,334)	$(0.13)

Second quarter	34,213	(19,143)	(862,844)	(0.19)

Third quarter	25,125	4,402	(672,331)	(0.15)

Fourth quarter	13,517	(9,268)	(760,676)	(0.17)

Total	$95,978	$(22,116)	$(2,889,185)	$(0.64)

2000 First quarter	$187,536	$133,882	$(439,725)	$(0.15)

Second quarter	75,915	11,967	(1,164,411)	(0.25)

Third quarter	67,943	(89,249)	(548,572)	(0.15)

Fourth quarter	24,230	(87,563)	(993,148)	(0.20)

Total	$355,624	$(30,963)	$(3,145,856)	$(0.75)

1999 First quarter	$1,134,817	$71,464	$(1,643,451)	$(0.40)

Second quarter	1,647,910	522,329	(1,504,202)	(0.35)

Third quarter	836,891	190,787	(1,223,483)	(0.30)

Fourth quarter	70,129	12,066	(1,036,527)	(0.26)

Total	$3,689,747	$796,646	$(5,407,663)	$(1.31)

******

BIONUTRICS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at			Balance at
	Beginning			End
Description	of Year	Additions	Deductions	of Year
Year ended October 31, 1999 - Allowance for doubtful accounts	$72	$6	$(29)	$49

Year ended October 31, 2000 - Allowance for doubtful accounts	$49	$263	$(1)	$311

Year ended October 31, 2001 - Allowance for doubtful accounts	$311	$—	$(6)	$305

It is the Company’s policy that certain return claims are posted directly to accounts payable rather than flowing through the allowance account. However, as all returns are debited to the returns and allowances expense account, there is no impact to the consolidated statement of operations as a result of this treatment.

Year ended October 31, 1999 - Provision for returns	$36	$283	$(58)	$261

Year ended October 31, 2000 - Provision for returns	$261	$118	$(43)	$336

Year ended October 31, 2001 - Provision for returns	$336	$68	$(130)	$274

InCon Processing,
L.L.C.

Financial Statements as of August 31, 2001
and 2000, and for the Years Ended
August 31, 2001 and 2000 and for the Period
from June 25, 1999 (Date of Inception)
through August 31, 1999, and Independent
Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

InCon Processing, L.L.C.
Phoenix, Arizona

We have audited the balance sheets of InCon Processing, L.L.C. (the “Company”) as of August 31, 2001 and 2000, and the related statements of operations and changes in members’ equity and of cash flows for the years ended August 31, 2001 and 2000 and for the period from June 25, 1999 (date of inception) through August 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended August 31, 2001 and 2000 and for the period from June 25, 1999 (date of inception) through August 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche
Phoenix, Arizona

January 17, 2002

INCON PROCESSING, L.L.C.

BALANCE SHEETS
AUGUST 31, 2001 AND 2000

	2001	2000
ASSETS CURRENT ASSETS:

Cash and cash equivalents	$290,216	$525,936

Trade receivables — net of allowance for doubtful accounts of $0 and $33,000, respectively	366,885	677,505

Related party receivables (Note 5)	6,204	87,096

Prepaid expenses and other current assets	35,373	37,505

Total current assets	698,678	1,328,042

PROPERTY AND EQUIPMENT — Net (Note 3)	4,239,738	4,399,916

GOODWILL — Net (Note 2)	768,996	816,564

TOTAL	$5,707,412	$6,544,522

LIABILITIES AND MEMBERS’ EQUITY CURRENT LIABILITIES:

Accounts payable	$126,414	$94,477

Related party payables (Note 5)	19,571	10,882

Accrued liabilities and other current liabilities	102,686	264,790

Total current liabilities	248,671	370,149

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6) MEMBERS’ EQUITY:

Members’ equity — InCon Technologies, Inc.	3,200,000	3,200,000

Members’ equity — ACH Food Companies, Inc.	3,200,000	3,200,000

Accumulated deficit	(941,259)	(225,627)

Total members’ equity	5,458,741	6,174,373

TOTAL	$5,707,412	$6,544,522

See notes to financial statements.

INCON PROCESSING, L.L.C.

STATEMENTS OF OPERATIONS AND CHANGES IN MEMBERS’ EQUITY
YEARS ENDED AUGUST 31, 2001 AND 2000 AND FOR THE PERIOD
FROM JUNE 25, 1999 (Date of Inception) THROUGH AUGUST 31, 1999

	2001	2000	1999
REVENUES (Note 5):

Services	$3,227,880	$3,924,027	$829,525

Equipment sales	232,032	1,486,402

Total revenues	3,459,912	5,410,429	829,525

COST OF REVENUES:

Services (Note 5)	2,556,944	2,821,914	549,283

Equipment sales	132,269	893,749

Total cost of revenues	2,689,213	3,715,663	549,283

GROSS PROFIT	770,699	1,694,766	280,242

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (Notes 5 and 6)	1,486,331	1,780,140	420,495

NET LOSS	(715,632)	(85,374)	(140,253)

CAPITAL CONTRIBUTIONS			6,400,000

MEMBERS’ EQUITY, BEGINNING OF PERIOD	6,174,373	6,259,747

MEMBERS’ EQUITY, END OF PERIOD	$5,458,741	$6,174,373	$6,259,747

See notes to financial statements.

INCON PROCESSING, L.L.C.

STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2001 AND 2000 AND FOR THE PERIOD
FROM JUNE 25, 1999 (Date of Inception) THROUGH AUGUST 31, 1999

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(715,632)	$(85,374)	$(140,253)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	560,152	546,147	89,823

Changes in assets and liabilities:

Trade receivables	397,716	(241,969)	71,519

Prepaid expenses and other current assets	(4,072)	(34,593)	(2,912)

Accounts payable	40,626	(18,017)	(268,020)

Accrued liabilities and other current liabilities	(162,104)	149,108	106,768

Net cash provided by (used in) operating activities	116,686	315,302	(143,075)

CASH FLOWS USED IN INVESTING ACTIVITIES - Capital expenditures	(352,406)	(77,189)	(41,346)

CASH FLOWS FROM FINANCING ACTIVITIES - Cash contributions by members			472,244

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(235,720)	238,113	287,823

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	525,936	287,823

CASH AND CASH EQUIVALENTS, END OF PERIOD	$290,216	$525,936	$287,823

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES - Contribution of net assets by InCon Technologies, Inc.:

Accounts receivable			$594,151

Property and equipment			4,861,855

Goodwill			872,060

Accounts payable			(391,396)

Accrued liabilities and other current liabilities			(8,914)

Net assets contributed			$5,927,756

See notes to financial statements.

INCON PROCESSING, L.L.C.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2001 AND 2000 AND FOR THE PERIOD
FROM JUNE 25, 1999 (Date of Inception) THROUGH AUGUST 31, 1999

1.	ORGANIZATION AND BASIS OF PRESENTATION

InCon Processing, L.L.C. (the “Company”) was created as a 50/50 joint venture between InCon Technologies, Inc. (“InCon”), a 100 percent-owned subsidiary of Bionutrics, Inc. (“Bionutrics”), and ACH Food Companies, Inc. (“ACH,” formerly AC HUMKO CORP.) on June 25, 1999. InCon transferred substantially all of its assets, including cash of $72,244 and goodwill of $872,060, and certain payables at a historical cost of $6 million to the Company, for which it received a payment of $3,000,000 from ACH for a 50 percent share of the net assets contributed. Both members have a 50 percent interest in the joint venture and share in its profits and losses equally. Additionally, ACH and InCon each made cash contributions to the venture of $200,000.

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

Property and equipment are recorded at cost. Improvements that extend the life or usefulness of an asset are capitalized. Depreciation is computed principally on a straight-line method over the estimated useful lives of the individual assets. The estimated useful lives of depreciable assets are:

Equipment, furniture, and fixtures	3 — 10 years

Leasehold improvements	10 years

Capitalized software	3 years

Leasehold improvements are amortized over the lesser of the lease life or the useful life of the asset. Expenditures of a repair and maintenance nature are expensed when incurred.

Goodwill is recorded at cost and is being amortized on a straight-line basis over 20 years. Goodwill is recorded net of accumulated amortization of $103,064 and $55,496 at August 31, 2001 and 2000, respectively.

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

The Company had two customers that accounted for approximately 34 and 30 percent, 31 and 24 percent, and 46 and 20 percent of total revenues for the years ended August 31, 2001 and 2000 and for the period from June 25, 1999 (date of inception) through August 31, 1999, respectively.

Income Taxes - The Company has elected to be treated as a limited liability company for federal and state income tax purposes. As such, all taxable income or loss of the Company is included in the income tax returns of the respective members. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

New Accounting Pronouncements - Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted the statement on September 1, 2000. SFAS No. 133 did not have a material impact on the Company’s financial statements.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, for which the date of acquisition is July 1, 2001 or later, eliminates the pooling-of-interests method, and identifies criteria for the establishment of identifiable intangible assets separate from goodwill resulting from a business combination. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 resulted in the discontinuation of amortization of the Company’s goodwill on August 31, 2002; however, the Company will be required to test its goodwill for impairment under the new standard for its fiscal year beginning September 1, 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs. The Company has not completed evaluating the impact of implementing the provisions of SFAS Nos. 141 and 142.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for the Company’s fiscal year beginning September 1, 2002. The implementation of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

3.	PROPERTY AND EQUIPMENT

As of August 31, property and equipment consisted of the following:

	2001	2000
Equipment, furniture, and fixtures	$5,124,111	$4,960,485

Leasehold improvements	4,890	4,890

Capitalized software	1,926	1,926

Construction in progress	201,869	13,089

Total	5,332,796	4,980,390

Less accumulated depreciation and amortization	(1,093,058)	(580,474)

Property and equipment — net	$4,239,738	$4,399,916

4.	LEASES

The Company has operating leases for office space and a vehicle that expire on various dates through July 31, 2007. Total rental expense was $161,096, $169,006, and $29,200 for the years ended August 31, 2001 and 2000 and for the period from June 25, 1999 (date of inception) through August 31, 1999, respectively. Future minimum lease payments under noncancelable operating leases at August 31, 2001 are as follows:

2002	$157,573

2003	151,496

2004	151,496

2005	151,496

2006	151,496

Thereafter	138,871

Total	$902,428

5.	RELATED PARTY TRANSACTIONS

The Company provided molecular distillation services to ACH during the years ended August 31, 2001 and 2000. The Company recorded revenues from ACH totaling $3,880, $271,538, and $0 during the years ended August 31, 2001 and 2000 and during the period from June 25, 1999 (date of inception) through August 31, 1999, respectively. The Company had receivables outstanding from ACH of $0 and $87,096 at August 31, 2001 and 2000, respectively. In addition, beginning in January 2000, ACH extended health insurance coverage to the Company’s employees and their dependents. The Company makes monthly payments to ACH as reimbursement for the medical coverage provided through ACH’s insurance carrier. The Company recorded expenses for such health insurance totaling $89,995 and $84,585 during the years ended August 31, 2001 and 2000, respectively. The Company had payables outstanding of $19,571 and $10,800 to ACH at August 31, 2001 and 2000, respectively.

Upon formation of the Company, it was agreed that Bionutrics, the parent company of InCon, would continue to provide administrative services to the Company until these activities could be transitioned to the Company. These activities were transitioned to the Company during the year ended August 31, 2000. The Company made biweekly payments to Bionutrics as reimbursement for its biweekly payroll and payroll-related costs. During the year ended August 31, 2000 and during the period from June 25,

1999 (date of inception) through August 31, 1999, the Company recorded expenses for these services of $769,700 and $445,928, respectively, and had a payable to Bionutrics of $82 for these services at August 31, 2000. At August 31, 2001, the Company had a receivable from Bionutrics of $6,204 as the result of a payment made on behalf of Bionutrics, which had not been reimbursed as of the balance sheet date.

6.	EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer up to 15 percent of his or her compensation and have such amounts matched by the Company at a rate of 50 percent for the first 6 percent contributed. The Company recognized expenses under this plan of $40,400, $41,368, and $9,817 during the years ended August 31, 2001 and 2000 and for the period from June 25, 1999 (date of inception) through August 31, 1999, respectively.

******

EXHIBIT INDEX
EXHIBIT NO.	DESCRIPTION

3.1	Restated Articles of Incorporation (1)

3.2	Articles of Amendment to the Articles of Incorporation (1)

3.3	Bylaws (1)

4.1	Form of Certificate evidencing shares of common stock (1)

10.1	Option granted to Hunt-Wesson, Inc. by LipoGenics, Inc., dated July 1992 (1)

10.2	Agreement dated October 1995 between the Company and Milton Okin, Kenneth Okin, Robert Okin and Nicki Closset and Amendment to Agreement dated October 1995 (1)

10.3	Agreement between the Company and C. Everett Koop for the purchase of 4,000 shares of common stock and the issuance of 36,000 options dated October 1995 (1)

10.4	Additional Secured Loan Agreement dated March 1996 between the Company and Milton Okin (1)

10.6	Stock Purchase Agreements dated September 16, 1996 and October 31, 1996 between the Company and Spanswick Limited(1)

10.7	1996 Stock Option Plan, as amended through March 26, 1998 (7)

10.8	Form of Stock Purchase Agreement and Subscription Application entered into between the Company and certain European investors in January and March 1997 pursuant to Regulation S (3)

10.9	Form of Stock Purchase Agreement entered into between the Company and an institutional investor in September 1997 (3)

10.10	Form of Stock Purchase Agreement and Note between the Company and two overseas investors in October 1997 (3)

10.11	Employment Agreement between the Registrant and John R. Palmer (3)

10.13	Agreement and Plan of Merger by and among InCon Technologies, Inc., InCon Holdings, LLC, Bionutrics, Inc. and BNRX, Inc.(2)

10.14	Stock Purchase Agreement dated as of August 14, 1998, between the Registrant and AC HUMKO CORP.(4)

10.15	Warrant Agreement dated as of August 14, 1998, between the Registrant and AC HUMKO CORP.(4)

10.16	Technology Agreement dated as of August 14, 1998, between AC HUMKO CORP. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request) (5)

10.17	Exclusive Supply Agreement dated as of August 14, 1998, between AC HUMKO CORP. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request) (5)

10.19	Form of Asset Purchase Agreement dated as of October 1998 between AC HUMKO CORP. and Bionutrics Entities (6)

10.20	Warrant Agreement for the purchase of 20,000 shares of common stock between the Company and William M. McCormick dated August 7, 1998 (7)

10.21	Warrant Agreement for the purchase of 120,000 shares of common stock between the Company and William M. McCormick dated August 7, 1998 (7)

10.22	Stock Purchase Agreement and Common Stock Purchase Warrants dated January 28, 1999 between Ropart Investments, LLC and the Company (8)

10.23	Warrant Certificates dated April 27, 1999 issued to Gary J. Shemano, Mart Bailey and Michael Jacks for an aggregate of 20,000 shares of common stock and Warrant Agreement effective April 9, 1998 between The Shemano Group and the Company (8)

10.24	Master Formation Agreement for InCon Processing, LLC among AC HUMKO CORP., InCon Technologies, Inc., InCon International, Inc., Nutrition Technology Corp., and Bionutrics, Inc., dated June 25, 1999 (filed in redacted format pursuant to a confidential treatment request) (9)

10.25	Members Agreement for InCon Processing, LLC, between AC HUMKO CORP. and InCon Technologies, Inc., dated June 5, 1999 (filed in redacted format pursuant to a confidential treatment request) (9)

10.26	First Amendment to Agreement for Purchase and Sale of Assets (9)

10.27	Warrant Agreement for the purchase of 6,000 shares of common stock between the Company and IK Biotech, Inc. dated as of March 19, 1998.

10.28	Warrant Agreement for the purchase of 20,000 shares of common stock between the Company and Cameron Associates Inc. dated as of November 23, 1998.

10.29	Promissory note for $500,000 dated December 22, 1999 between Milton Okin and the Company (10)

10.30	Common Stock Purchase Agreement dated September 7, 2000 between the Company and Justicia Holdings Limited (11)

10.31	Registration Rights Agreement dated September 7, 2000 between the Company and Justicia Holdings Limited (11)

10.32	Escrow Agreement dated September 7, 2000 among the Company, Justicia Holdings Limited and Epstein, Becker & Green P.C. (11)

10.33	Form of Stock Purchase Warrant pursuant to Common Stock Purchase Agreement dated September 7, 2000 (11)

10.34	Promissory note for $250,000 dated June 19, 2000 between Milton Okin and the Company

10.35	Common Stock Purchase Agreement dated September 20, 2000 between the Company and AMRO International, S.A. (12)

10.36	Registration Rights Agreement dated September 20, 2000 between the Company and AMRO International, S.A. (12)

10.37	Escrow Agreement dated September 20, 2000 among the Company, AMRO International, S.A. and Epstein, Becker & Green P.C. (12)

10.38	Warrant Agreement for the purchase of 10,000 shares of common stock dated September 20, 2000 between the Company and AMRO International, S.A. (12)

10.39	Common Stock Purchase Agreement dated October 25, 2000 between the Company and Tamarack International Limited (12)

10.40	Warrant Agreement for the purchase of 10,000 shares of common stock dated October 25, 2000 between the Company and Tamarack International Limited (12)

10.41	Series A Convertible Preferred Stock Acquisition Agreement dated October 27, 2000 between the Company and Milton Okin (12)

10.42	Common Stock Acquisition Agreement dated October 28, 2000 between the Company and Macropower Development Limited (12)

10.43	First Modification to the Master Formation Agreement for InCon Processing, LLC, entered into October 30, 2000 among ACH Food Companies, Inc. (formerly AC HUMKO CORP.), InCon Technologies, Inc., InCon International, Inc., Nutrition Technology Corp. and Bionutrics, Inc. (12)

10.44	First Modification to the Members Agreement for InCon Processing, LLC, entered into October 30, 2000 among ACH Food Companies, Inc. (formerly AC HUMKO CORP.), InCon Technologies, Inc. and Bionutrics, Inc. (12)

10.45	Common Stock Acquisition Agreement dated October 30, 2000 between the Company and ACH Food Companies, Inc. (formerly AC HUMKO CORP.) (12)

10.46	Warrant Agreement for the purchase of 400,000 shares of common stock dated October 30, 2000 between the Company and ACH Food Companies, Inc. (formerly AC HUMKO CORP.) (12)

10.47	Common Stock Purchase Agreement dated December 20, 2000 by and between the Company and Ropart Investments, LLC (12)

10.48	Warrant Agreement for the purchase of 14,000 shares of common stock dated December 20, 2000 between the Company and Ropart Investments, LLC (12)

10.49	Stock Purchase Agreement dated August 23, 2001 between Pharmaceutical Marketing Brands, Inc. and Bionutrics, Inc. (13)

10.50	Amended and Restated Consolidated Multiple Advance Non-Revolving Note, dated October 26, 2001(14)

10.51	Amended and Restated Loan and Stock Pledge Agreement (14)

10.52	Amended and Restated Security Agreement (14)

10.53	Amendment No. 1 to Stock Purchase Agreement effective as of August 23, 2001, executed as of October 5, 2001 (14)

10.54	Amendment No. 2 to Stock Purchase Agreement, dated as of October 31, 2001 (14)

21	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche, LLP

(1)	Incorporated by reference to Registrant’s Form 10 filed with the Commission on or about January 21, 1997.

(2)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about November 7, 1997, as amended by Registrant’s Form 8-K/A filed with the Commission on or about January 30, 1998.

(3)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on or about January 15, 1998, as amended by Registrant’s Form 10-K/A filed with the Commission on or about January 30, 1998.

(4)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about August 31, 1998.

(5)	Incorporated by reference to Registrant’s Form 8-K/A filed with the Commission on or about October 13, 1998.

(6)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about October 21, 1998.

(7)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on or about January 29, 1999.

(8)	Incorporated by reference to Registrant’s Second Quarter Form 10-Q filed with the Commission on or about June 10, 1999.

(9)	Incorporated by reference to Registrant’s form 8-K filed with the Commission on or about July 12, 1999.

(10)	Incorporated by reference to Registrant’s First Quarter Form 10-Q filed with the Commission on or about March 15, 2000.

(11)	Incorporated by reference to Registrant’s Third Quarter Form 10-Q filed with the Commission on or about September 13, 2000.

(12)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on or about January 17, 2001.

(13)	Incorporated by reference to Registrant’s form 8-K filed with the Commission on or about August 23, 2001.

(14)	Incorporated by reference to Registrant’s form 8-K filed with the Commission on or about November 9, 2001.