Form 10-K/A
period 2001-10-31
BIONUTRICS INC
filed 2002-02-28
CIK 1030839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

         As of February 22, 2002, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock as of such date on the OTC Bulletin Board, was $6,451,510. Shares of common stock held by each officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and may not apply for other purposes.

         As of February 22, 2002, there were 4,352,600 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         None

         Bionutrics, Inc. (the “Company”) hereby amends its Report on Form 10-K for the year ended October 31, 2001 by adding thereto Items 10, 11, 12 and 13, and amending Item 14 for the purposes of filing a new consent, as set forth below.

PART III

ITEM 10. DIRECTORS OF REGISTRANT

         The following table sets forth certain information regarding the directors of the Company:

Name	Age	Position

Ronald H. Lane, Ph.D.(2)	57	Chairman of the Board, Chief Executive Officer and President

Daniel S. Antonelli(2)	49	Director

Richard M. Feldheim(2) (3)	61	Director

Todd A. Goergen	29	Director

Y. Steve Henig, Ph.D.(1) (3)	59	Director

William M. McCormick(2) (3)	61	Director

Milton Okin	86	Director

Frederick B. Rentschler(1)	62	Director

Winston A. Salser, Ph.D.	62	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Executive Committee.

(3)	Member of the Audit Committee.

         Ronald Howard Lane, Ph.D. has served as Chairman of the Board, Chief Executive Officer and President of the Company since December 1994 and its predecessor, NutraGenics (Delaware) since April 1994 and served as President and Chief Executive Officer of LipoGenics from July 1992 to October 1997. Dr. Lane received a Ph.D. and post-doctorate NIH fellowship from the University of Wisconsin (Madison) in Neurophysiology and is responsible for directing Bionutrics’ corporate development and growth. Dr. Lane spearheaded the development of the technology at LipoGenics and has been employed previously with Norcap Financial Corporation, The National Western Group, Inc. (an investment company), and Taylor Pearson Corporation.

         Daniel S. Antonelli has been a member of the Board of Directors since September 1998. He has served as President and Chief Executive Officer of ACH Food Companies, Inc. (formerly AC Humko Corp.) since August 1995. From 1974 to 1995 he held a number of senior positions in finance, operations and general management at Kraft, Inc. He received a Bachelor of Business at the University of Michigan, an MBA from DePaul University Graduate School of Business, and attended the PMD (General Management) program at Harvard.

         Richard M. Feldheim has been a director of the Company since October 1995. He served as a director, Secretary and Chief Financial Officer of LipoGenics from July 1992 until October 1996. Mr. Feldheim has served as Chairman and Co-Chief Executive Officer of Abby’s, a restaurant chain in Oregon since 1991. He was in private practice as a lawyer prior thereto, has previously been employed with Goldman Sachs & Co.; Donaldson, Lufkin & Jenrette; J. Aron Company; and Price Waterhouse, and was President of Norcap Financial Corporation. Mr. Feldheim received a B.S., B.A., a Master’s Degree in Accounting, and a J.D. from the University of Arizona, as well as an L.L.M. in Taxation from New York University. He is a Certified Public Accountant.

         Todd A. Goergen has been a member of the Board of Directors since July 2001. Mr. Goergen has been a Managing Member of Ropart Investments LLC, a private investment partnership since 1998. From February 1999 to March 2000, Mr. Goergen was the Director of Acquisitions and Corporate Development at Blyth Industries, Inc. From 1994 to January 1999, he was an Associate/Analyst in the Mergers and Acquisitions Group of Donaldson, Lufkin & Jenrette. Mr. Goergen received his degree in Economics and Political Science in 1994 from Wake Forest University.

         Y.     Steve Henig, Ph.D. has been a member of the Board of Directors since October 1995 and served as a director of LipoGenics from August 1992 until October 1996. He has served as Senior Vice President of Technology and Innovation for Ocean Spray Cranberries, Inc. since January 1999. He served as Senior Vice President of Technology and Marketing Services for Hunt-Wesson, Inc. from 1992 until December 1998. He joined Hunt-Wesson in 1983 as Vice President of Research and Development. His previous position was Vice President of Corporate Research & Development and Corporate Engineering for Land O’Lakes, Inc. in Minneapolis, Minnesota. Prior to that he held positions with Pillsbury Company and General Foods Corporation. Dr. Henig received his Bachelor of Science Degree in Chemical Engineering and a Master of Science Degree in Food and Biotechnology from the Technion-Israel Institute of Technology. He earned his Ph.D. Degree in Food Science from Rutgers University, New Brunswick, New Jersey.

         William M. McCormick has been a member of the Board of Directors since May 1996, and he currently serves as Chairman of the Executive Advisory Board of Inverness Management, LLC. Mr. McCormick was President and Chief Executive Officer of PennCorp Financial Group, Inc., a NYSE company, from 1990 to 1995 and was a director from 1990 until 1997. Prior thereto, Mr. McCormick was employed by the American Express Company. His titles ranged from Senior Vice President Finance, Systems & Operations of the American Express International Banking Corporation to President of American Express’ Travel Related Services Company. Mr. McCormick then spent five years as Chairman and CEO of Fireman’s Fund Insurance. After graduating from Yale, Mr. McCormick spent his early years in investment banking and management consulting with Donaldson, Lufkin & Jenrette and McKinsey & Company, Inc., respectively.

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

         Frederick B. Rentschler has been a member of the Board of Directors since October 1995 and served as a director of LipoGenics from January 1993 until October 1996. He is Chairman of the Board of the Salk Institute in La Jolla, California. He serves on the board of directors and compensation committee of International Game Technology, a NYSE company. He served as President and Chief Executive Officer of Beatrice Companies from and is a director of Sibia Neurosciences, Inc., a public company. He served as President and Chief Executive Officer of Beatrice Companies from 1987 to 1990, having completed a leveraged buyout of Beatrice Companies in 1986 with the firm of Kohlberg, Kravis, Roberts & Company. Prior to Beatrice, Mr. Rentschler was employed as President/Chief Executive Officer of Armour-Dial and subsequently had the same responsibility at Hunt-Wesson. Following his retirement from Beatrice, he served as President/Chief Executive Officer of Northwest Airlines. Mr. Rentschler’s current affiliations in addition to the Salk Institute include the Board of Directors of Scottsdale Healthcare and the Advisory Board of Grocery Outlet Inc. Mr. Rentschler received his B.A. in Economics and

History from Vanderbilt University and MBA from Harvard Business School. He was awarded a Doctor of Laws degree from The University of Wyoming in 1999.

         Winston A. Salser, Ph.D. has served as a member of the Board of Directors since October 1995, served as a director of LipoGenics from August 1992 until October 1996 and is Chairman of Bionutrics’ Scientific Advisory Board. Dr. Salser has been a Professor of Molecular Biology at the University of California, Los Angeles since 1968. Dr. Salser was the founding President of Amgen, Inc. and formed its Scientific Advisory Board. He received a B.S. from the University of Chicago in physics, a Ph.D. from the Massachusetts Institute of Technology in molecular biology, and was a Helen Hay Whitney Foundation Postdoctoral Fellow.

Scientific Advisor

         Dr. Winston A. Salser, a member of the Company’s Board of Directors and a Professor of Molecular Biology at the University of California, serves as scientific advisor to the Company.

COMPLIANCE WITH SECTION 16 OF THE
SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company’s review of the copies of such forms received by it during the fiscal year ended October 31, 2001, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year, except that Mr. Goergen filed a late Form 3 covering his initial statement of beneficial ownership.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation

         The following table sets forth the total compensation earned for services rendered in all capacities to the Company for the fiscal years ended October 31, 1999, 2000, and 2001 by the Company’s Chief Executive Officer, and its three most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 (together the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

							Long-Term Compensation

	Annual Compensation						Awards

						Other Annual	Restricted Stock	Securities	All Other
Name and						Compensation	Award(s)	Underlying	Compensation
Principal Position	Year	Salary($)		Bonus($)		($)(1)	($)	Options(#)	($)

Ronald H. Lane, Ph.D.	2001	$202,947	(2)	—		—	—	91,000	$1,873	(4)

Chief Executive Officer	2000	$202,947		—		—	—	800	$2,500	(4)

and President	1999	$202,947		$100,000	(3)	—	—	—	$7,308	(4)

John R. Palmer	2001	$200,000		—		—	—	—	$3,942	(4)

Chief Executive Officer and	2000	$200,000		—		—	—	—	$3,942	(4)

President of InCon Technologies Inc.	1999	$200,000	(5)			—	—	—	$4,631	(4)

Howard Schneider	2001	$150,000	(6)	—		—	—	—	$2,942	(4)

President, LipoGenics, Inc.	2000	$150,000		—		—	—	20,000	$4,500	(4)

	1999	$150,000		—		—	—	—	$4,500	(4)

Richard M. Mott(7)	2001	$104,000	(8)	—	—	—	—	$2,040	(4)

VP and Director of Sales	2000	$104,000		—	—	—	15,000	$3,120	(4)

Bionutrics Health Products	1999	$104,000		—	—	—	—	$3,120	(4)

(1)	Other annual compensation did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any of the Named Executive Officers except as noted.

(2)	Includes $70,000 of accrued compensation which was earned but unpaid as of October 31, 2001. Of this amount, $55,000 was converted to a note pursuant to the amended and restated consolidated multiple advance non-revolving note between the Company and certain directors, a stockholder and an unrelated party.

(3)	Represents a bonus, which was payable one-half in cash in fiscal 2000 contingent upon receipt of $5,000,000 of new financing and the balance through the issuance of 5,714 shares of common stock, which was issued during fiscal 2000.

(4)	Represents contributions to a 401(k) plan.

(5)	Represents compensation paid by InCon Technologies, Inc. of $130,769, which represents payments through June 1999, after which Mr. Palmer’s compensation was paid by InCon Processing, LLC.

(6)	Includes $52,000 of accrued compensation which was earned but unpaid as of October 31, 2001.

(7)	Mr. Mott became an executive officer in January 2001.

(8)	Includes $36,000 of accrued compensation which was earned but unpaid as of October 31, 2001.

Option Grants

         The following table represents the options granted to the Named Executive Officers in the last fiscal year and the value of such options.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

Potential Realizable Value
at Assumed Annual Rates of
	Number of	% of Total Options			Stock Price Appreciation for
	Securities	Granted to	Exercise or		Option Term(2)
	Underlying Options	Employees in Fiscal	Base Price	Expiration
	Granted(#)	Year	($/Sh)	Date	5% ($)	10% ($)

Ronald H. Lane	91,000(1)	76%	$5.00	3/21/2006	$125,700	$277,780

(1)	Of the 91,000 options granted, 1000 were fully vested upon grant, the remaining 90,000 options vest one-third after the first year, one-third after the second year, and one-third after the third year.

(2)	Calculated from a base price equal to the exercise price of each option, which was the fair market value of the common stock on the date of grant. Potential gains are net of the exercise price. The amounts represent only certain assumed rates of appreciation. Actual gains, if any, on stock option exercises and common stock holdings cannot be predicted, and there can be no assurance that the gains set forth on the table will be achieved.

Option Holdings

         The following table represents certain information respecting the options held by the Named Executive Officers.

OPTION HOLDINGS AS OF OCTOBER 31, 2001

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options at Fiscal Year-End (#)		at Fiscal Year-End ($)(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Ronald H. Lane, Ph.D.	1,800	90,000	$0	$0

John R. Palmer	20,000	0	0	0

Howard Schneider	33,333	6,667	0	0

Richard M. Mott	15,000	5,000	0	0

(1)	None of the unexercised options listed had any value at fiscal year-end, because the exercise prices of all of the options held by the listed officers were greater than $2.93, which was the closing price of the common stock as quoted on the OTC Bulletin Board on October 31, 2001.

Director Compensation and Other Information

         The Company pays all of its Board members reimbursement for expenses for each Board meeting attended. Options for 1,000 shares of common stock exercisable at $5.00 were granted to each existing member of the Board of Directors during the fiscal year ended October 31, 2001. During fiscal year 2001, Mr. McCormick was granted options to purchase 20,000 shares of common stock at $5.00 per share for services rendered to the Company. These options vested on December 1, 2001.

Employment Agreements

         As of June 25, 1999, the Company entered into an Employment Agreement with Mr. John R. Palmer that superceded, in its entirety, the 1997 Employment Agreement previously executed. The new agreement was entered into in connection with formation of InCon Processing, LLC (“InCon Processing”), and was assumed by InCon Processing effective January 1, 2000. The Employment Agreement will expire at the end of August, 2004.

         The Employment Agreement provides for a base salary of $200,000. It further grants to Mr. Palmer, continued participation in the Company’s 1996 Stock Option Plan pursuant to which Mr. Palmer currently has options to acquire 20,000 shares of the Company’s common stock, and entitles Mr. Palmer to participate in any other generally available benefit programs. Mr. Palmer will also receive incentive compensation based on the profitability of InCon Processing pursuant to an annual incentive plan and a bonus payable at the expiration of the agreement.

         The Employment Agreement contains certain restrictive covenants pursuant to which Mr. Palmer has agreed not to compete with the Company for a period of two years or to solicit any clients or employees of the Company for a period of three years after his employment ceases. In the event that Mr. Palmer’s agreement is terminated without cause, as such term is defined in the Employment Agreement, Mr. Palmer will be entitled to a severance payment in an amount equal to his base salary, payable monthly for a period of 24 months. In the event that the agreement is terminated for cause, Mr. Palmer will not be entitled to any severance or continued benefits under the Agreement.

Compensation Committee Interlocks and Insider Participation

         During the fiscal year ended October 31, 2001, the Company’s Compensation Committee consisted of Messrs. Frederick B. Rentschler and Y. Steve Henig. Mr. Rentschler has loaned the Company $25,000 under the amended and restated consolidated multiple advance non-revolving note.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of the common stock on February 12, 2002 by: (i) each director; (ii) the Named Executive Officers (as defined herein) set forth in the Summary Compensation Table under Item 11; (iii) all directors and executive officers of the Company as a group; and (iv) each person known by the Company to be the beneficial owner of more than five percent of the common stock.

	Amount
	Beneficially
Name of Beneficial Owner	Owned(1) (2)	Percent

Directors and Named Executive Officers:

Ronald H. Lane, Ph.D.(3)	692,635	15.8%

John R. Palmer(4)	62,075	1.4

Howard Schneider(5)	33,333	*

Richard Mott(6)	15,000	*

Richard M. Feldheim(7)	157,729	3.6

Daniel S. Antonelli(8)	464,201	10.7

Y. Steve Henig, Ph.D.(9)	2,200	*

Todd Goergen.(10)	179,000	4.1

William M. McCormick(11)	254,534	5.6

Milton Okin(12)	229,420	5.1

Frederick B. Rentschler(13)	39,419	*

Winston A. Salser, Ph.D.(14)	181,606	4.2

Executive officers and directors as a group (12 persons)	2,311,153	49.5%

Other 5% Stockholders:

ACH Food Companies, Inc.(15)	460,001	10.6

*	Denotes less than a 1% interest in the Company

(1)	Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power and with respect to all shares of common stock shown as beneficially owned by them.

(2)	Includes shares of common stock issuable to the identified person pursuant to stock options or warrants that may be exercised within 60 days after February 12, 2002. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other stockholders.

(3)	Represents shares held of record by R.H. Lane Limited Partnership of which Dr. Lane is a general partner. He shares voting power over these shares with Richard M. Feldheim, a general partner. Dr. Lane disclaims beneficial ownership of 60,000 shares held by such partnership for the benefit of other partners and 180,000 shares held by the partnership for the benefit of his wife. Includes 31,800 shares of common stock issuable upon exercise of stock options.

(4)	Includes 36,000 shares held of record by Bali Holdings LLC, a company of which Mr. Palmer is one of three members. Also includes 20,000 shares of common stock issuable upon exercise of stock options.

(5)	Represents 33,333 shares of common stock issuable upon exercise of stock options.

(6)	Represents 15,000 shares of common stock issuable upon exercise of stock options.

(7)	Includes 3,966 shares held of record by Abby’s, Inc., a corporation controlled by Mr. Feldheim, and 151,563 shares held of record by the R. M. Feldheim Limited Partnership of which Mr. Feldheim is the general partner. Does not include 653,638 shares held by R.H. Lane Limited Partnership for the benefit of other partners. He shares voting power over the shares held by Abby’s, Inc. and R.H. Lane Limited Partnership. Includes 2,200 shares of common stock issuable upon exercise of stock options.

(8)	Represents 460,001 shares of common stock held by ACH Food Companies, Inc. of which Mr. Antonelli disclaims beneficial ownership. Mr. Antonelli is the President and CEO of ACH Food Companies, Inc. Includes 4,200 shares of common stock issuable upon exercise of stock options.

(9)	Represents 2,200 shares of common stock issuable upon exercise of stock options.

(10)	Includes 1,000 shares held by The Goergen Foundation, of which Mr. Goergen is a director, and 4,000 shares held in a trust for the benefit of Mr. Goergen, Harold Finn III, Trustee. Also includes 150,000 shares held by Ropart Investments, LLC, of which Mr. Goergen is managing member, and as to which he disclaims beneficial ownership except to the extent that his individual interest in such shares arises from his interest in such entity. Includes 24,000 shares of common stock issuable upon exercise of warrants held by Ropart Investments LLC.

(11)	Includes 140,000 shares issuable upon exercise of warrants. Also includes 10,000 shares held by Mr. McCormick’s wife and 5,000 shares held by Mr. McCormick’s minor children, of which shares he disclaims beneficial ownership. Also includes 42,200 shares of common stock issuable upon exercise of stock options.

(12)	Includes 2,200 shares of common stock issuable upon exercise of stock options and 118,370 shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock.

(13)	The shares are held of record by the Frederick B. Rentschler Trust. Includes 2,200 shares of common stock issuable upon exercise of stock options.

(14)	Includes 22,860 shares held by the Salser Partnerships Nos. 1, 2, and 3. Mr. Salser shares voting power with respect to these shares with other family members. Also includes 2,200 shares of common stock issuable upon exercise of stock options.

(15)	Represents 460,001 shares of common stock. The address of ACH Food Companies, Inc. is 7171 Goodlett Farms Parkway, Memphis, Tennessee 38018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the merger of a subsidiary of Nutrition Technology with InCon on October 31, 1997, the Company issued a total of 280,000 shares of restricted common stock to the sole shareholder of InCon, a limited liability company one of whose members is John R. Palmer, an executive officer of the Company. Mr. Palmer has a beneficial interest in 36,000 of such shares. The Company is currently in negotiations for the surrender of a portion of the 280,000 shares issued to the sole shareholder of InCon in exchange for the release of certain obligations the party had to the Company in connection with the aforementioned merger. Also in connection with the merger, the Company acquired certain business opportunities and by license agreement certain technology of entities related to InCon. Under such license agreement, an affiliate of Mr. Palmer is entitled to royalties for the greater of five years or four years after the start of commercial production of the initial product. Pursuant to his employment agreement, he is entitled to incentive compensation keyed to excess profits of InCon Processing. Mr. Palmer has a controlling interest in a partnership from which the Company leased its Batavia, Illinois facility until June 25, 1999, which was subsequently assigned to InCon Processing. Payments under the lease were $161,096 for fiscal 2001.

         On December 29, 1999, and June 19, 2000, Mr. Milt Okin extended unsecured loans to the Company in the amounts of $500,000, and $250,000, respectively, with interest at 9.5% per annum. On October 27, 2000, the Company agreed to issue 591,850 shares of its Series A Convertible Preferred Stock as consideration for the cancellation of the loans, including $48,998 of accrued interest. The preferred shares have an annual cumulative dividend of $0.108 per share, a liquidation rate of $1.35 per share and each share is convertible to one-fifth share of common stock on or after October 27, 2001. The preferred shares are also redeemable by the Company at any time at $1.35 per share. These preferred shares were issued on December 6, 2000.

         On October 30, 2000, the Company agreed to issue 60,000 shares of its common stock to ACH as consideration for the release of certain contingent obligations under the Master Formation Agreement and Members Agreement related to the formation of their 50/50 joint venture, InCon Processing. These shares were issued on December 14, 2000.

         On October 30, 2000, the Company issued 400,000, one year warrants with an exercise price of $10.00 to ACH. These warrants were issued to effectively extend the exercise period for the original warrants issued to ACH that expired August 14, 2000, as the Company wished to extend the period during which ACH may obtain an additional equity interest in the Company. These warrants expired unexercised on October 30, 2001.

         Effective December 20, 2000, the Company entered into a Common Stock Purchase Agreement (the “Agreement”) for the future issuance and purchase of shares of the Company’s common stock. This new Agreement is with Ropart Investments LLC, of which Todd A. Goergen, a director of Bionutrics, is also a managing member. The Agreement establishes what is sometimes termed as an equity line of credit or an equity draw down facility. The Agreement permits the Company to sell up to an aggregate of 100,000 shares at $5.00 per share, based on a minimum investment amount of $100,000 and a maximum investment amount of $500,000. The period during which the Company can make such sales begins December 20, 2000 and terminates December 31, 2001. In lieu of a minimum draw down commitment by the Company, the Company has issued a three-year warrant for the purchase of 14,000 shares of common stock at an exercise price of $5.00 per share. In addition, three-year warrants will be issued in connection with each draw down for the purchase of a number of shares equal to 10 percent of the shares purchased at such draw down. In the event the Company does not exercise its right to fully draw down under this Agreement, then on the Termination date, Investor shall have the right to purchase up to 20,000 shares of common stock at $5.00 per share, such number of shares together with shares purchased pursuant to draw downs not to exceed 100,000 shares of common stock. In connection with the Agreement, the Company amended the January 28,

1999 warrant agreement for the purchase of 50,000 shares of the Company’s common stock at $10.00 per share. The original expiration date of December 31, 2000 was extended one year to December 31, 2001. These warrants expired unexercised on December 31, 2001. In connection with the issuance of the 100,000 shares of common stock under this agreement, the Company also issued warrants to purchase 6,000 and 4,000 shares of common stock at an exercise price of $5.00 per share in January and April 2001, respectively.

         On March 21, 2001, the Company issued 20,000 options to purchase common stock at an exercise price of $5.00 to William McCormick, a director, as consideration for services rendered and to be rendered to the Company. These five-year options became fully vested on December 1, 2001.

         In October 2001, the Company executed an amended and restated consolidated multiple advance non-revolving note to borrow up to $700,000 from certain directors, a stockholder and an unrelated party. The amount borrowed on October 31, 2001 was $583,000. The note agreement requires a fixed interest payment of $140,000 if the full $700,000 is borrowed, which results in an effective interest rate of 36.5 percent. The note payable is secured by the assets of the Company. The note was payable in full on January 2, 2002 and is convertible, at the option of the lenders, into shares of the Company’s common stock at the rate of $1.00 per share. On January 30, 2002, the note was amended to increase the amount that can be borrowed to $860,000, the fixed interest payment to $172,000 if the full $860,000 is borrowed, and to extend the due date to March 1, 2002. As of February 22, 2002, the amount borrowed under the note was $854,500.

         In November 2001, the Company issued 100,000 options to purchase common stock at an exercise price of $1.00 to Todd Goergen, a director, as consideration for services rendered to the Company. These five year options become fully vested upon the close of the stock purchase agreement between the Company and Healthstar Holdings, LLC.

         All future transactions, including any loans from the Company to its officers or directors, will be approved by a majority of the Board of Directors, including a majority of the disinterested members of the Board of Directors, and will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Exhibits:

	3.1	Restated Articles of Incorporation (1)

	3.2	Articles of Amendment to the Articles of Incorporation (1)

	3.3	Bylaws (1)

	4.1	Form of Certificate evidencing shares of common stock (1)

	10.1	Option granted to Hunt-Wesson, Inc. by LipoGenics, Inc., dated July 1992 (1)

	10.2	Agreement dated October 1995 between the Company and Milton Okin, Kenneth Okin, Robert Okin and Nicki Closset and Amendment to Agreement dated October 1995 (1)

	10.3	Agreement between the Company and C. Everett Koop for the purchase of 4,000 shares of common stock and the issuance of 36,000 options dated October 1995 (1)

	10.4	Additional Secured Loan Agreement dated March 1996 between the Company and Milton Okin (1)

	10.6	Stock Purchase Agreements dated September 16, 1996 and October 31, 1996 between the Company and Spanswick Limited(1)

	10.7	1996 Stock Option Plan, as amended through March 26, 1998 (7)

	10.8	Form of Stock Purchase Agreement and Subscription Application entered into between the Company and certain European investors in January and March 1997 pursuant to Regulation S (3)

	10.9	Form of Stock Purchase Agreement entered into between the Company and an institutional investor in September 1997 (3)

	10.10	Form of Stock Purchase Agreement and Note between the Company and two overseas investors in October 1997 (3)

	10.11	Employment Agreement between the Registrant and John R. Palmer (3)

	10.13	Agreement and Plan of Merger by and among InCon Technologies, Inc., InCon Holdings, LLC, Bionutrics, Inc. and BNRX, Inc.(2)

	10.14	Stock Purchase Agreement dated as of August 14, 1998, between the Registrant and AC HUMKO CORP.(4)

	10.15	Warrant Agreement dated as of August 14, 1998, between the Registrant and AC HUMKO CORP.(4)

	10.16	Technology Agreement dated as of August 14, 1998, between AC HUMKO CORP. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request) (5)

	10.17	Exclusive Supply Agreement dated as of August 14, 1998, between AC HUMKO CORP. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request) (5)

	10.19	Form of Asset Purchase Agreement dated as of October 1998 between AC HUMKO CORP. and Bionutrics Entities (6)

	10.20	Warrant Agreement for the purchase of 20,000 shares of common stock between the Company and William M. McCormick dated August 7, 1998 (7)

	10.21	Warrant Agreement for the purchase of 120,000 shares of common stock between the Company and William M. McCormick dated August 7, 1998 (7)

	10.22	Stock Purchase Agreement and Common Stock Purchase Warrants dated January 28, 1999 between Ropart Investments, LLC and the Company (8)

	10.23	Warrant Certificates dated April 27, 1999 issued to Gary J. Shemano, Mart Bailey and Michael Jacks for an aggregate of 20,000 shares of common stock and Warrant Agreement effective April 9, 1998 between The Shemano Group and the Company (8)

10.24	Master Formation Agreement for InCon Processing, LLC among AC HUMKO CORP., InCon Technologies, Inc., InCon International, Inc., Nutrition Technology Corp., and Bionutrics, Inc., dated June 25, 1999 (filed in redacted format pursuant to a confidential treatment request) (9)

10.25	Members Agreement for InCon Processing, LLC, between AC HUMKO CORP. and InCon Technologies, Inc., dated June 5, 1999 (filed in redacted format pursuant to a confidential treatment request) (9)

10.26	First Amendment to Agreement for Purchase and Sale of Assets (9)

10.27	Warrant Agreement for the purchase of 6,000 shares of common stock between the Company and IK Biotech, Inc. dated as of March 19, 1998.

10.28	Warrant Agreement for the purchase of 20,000 shares of common stock between the Company and Cameron Associates Inc. dated as of November 23, 1998.

10.29	Promissory note for $500,000 dated December 22, 1999 between Milton Okin and the Company (10)

10.30	Common Stock Purchase Agreement dated September 7, 2000 between the Company and Justicia Holdings Limited (11)

10.31	Registration Rights Agreement dated September 7, 2000 between the Company and Justicia Holdings Limited (11)

10.32	Escrow Agreement dated September 7, 2000 among the Company, Justicia Holdings Limited and Epstein, Becker & Green P.C. (11)

10.33	Form of Stock Purchase Warrant pursuant to Common Stock Purchase Agreement dated September 7, 2000 (11)

10.34	Promissory note for $250,000 dated June 19, 2000 between Milton Okin and the Company

10.35	Common Stock Purchase Agreement dated September 20, 2000 between the Company and AMRO International, S.A. (12)

10.36	Registration Rights Agreement dated September 20, 2000 between the Company and AMRO International, S.A. (12)

10.37	Escrow Agreement dated September 20, 2000 among the Company, AMRO International, S.A. and Epstein, Becker & Green P.C. (12)

10.38	Warrant Agreement for the purchase of 10,000 shares of common stock dated September 20, 2000 between the Company and AMRO International, S.A. (12)

10.39	Common Stock Purchase Agreement dated October 25, 2000 between the Company and Tamarack International Limited (12)

10.40	Warrant Agreement for the purchase of 10,000 shares of common stock dated October 25, 2000 between the Company and Tamarack International Limited (12)

10.41	Series A Convertible Preferred Stock Acquisition Agreement dated October 27, 2000 between the Company and Milton Okin (12)

10.42	Common Stock Acquisition Agreement dated October 28, 2000 between the Company and Macropower Development Limited (12)

10.43	First Modification to the Master Formation Agreement for InCon Processing, LLC, entered into October 30, 2000 among ACH Food Companies, Inc. (formerly AC HUMKO CORP.), InCon Technologies, Inc., InCon International, Inc., Nutrition Technology Corp. and Bionutrics, Inc. (12)

10.44	First Modification to the Members Agreement for InCon Processing, LLC, entered into October 30, 2000 among ACH Food Companies, Inc. (formerly AC HUMKO CORP.), InCon Technologies, Inc. and Bionutrics, Inc. (12)

10.45	Common Stock Acquisition Agreement dated October 30, 2000 between the Company and ACH Food Companies, Inc. (formerly AC HUMKO CORP.) (12)

10.46	Warrant Agreement for the purchase of 400,000 shares of common stock dated October 30, 2000 between the Company and ACH Food Companies, Inc. (formerly AC HUMKO CORP.) (12)

10.47	Common Stock Purchase Agreement dated December 20, 2000 by and between the Company and Ropart Investments, LLC (12)

10.48	Warrant Agreement for the purchase of 14,000 shares of common stock dated December 20, 2000 between the Company and Ropart Investments, LLC (12)

10.49	Stock Purchase Agreement dated August 23, 2001 between Pharmaceutical Marketing Brands, Inc. and Bionutrics, Inc. (13)

10.50	Amended and Restated Consolidated Multiple Advance Non-Revolving Note, dated October 26, 2001(14)

10.51	Amended and Restated Loan and Stock Pledge Agreement (14)

10.52	Amended and Restated Security Agreement (14)

10.53	Amendment No. 1 to Stock Purchase Agreement effective as of August 23, 2001, executed as of October 5, 2001 (14)

10.54	Amendment No. 2 to Stock Purchase Agreement, dated as of October 31, 2001 (14)

21	Subsidiaries of the Company (15)

23	Consent of Deloitte & Touche, LLP

(1)	Incorporated by reference to Registrant’s Form 10 filed with the Commission on or about January 21, 1997.

(2)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about November 7, 1997, as amended by Registrant’s Form 8-K/A filed with the Commission on or about January 30, 1998.

(3)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on or about January 15, 1998, as amended by Registrant’s Form 10-K/A filed with the Commission on or about January 30, 1998.

(4)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about August 31, 1998.

(5)	Incorporated by reference to Registrant’s Form 8-K/A filed with the Commission on or about October 13, 1998.

(6)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about October 21, 1998.

(7)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on or about January 29, 1999.

(8)	Incorporated by reference to Registrant’s Second Quarter Form 10-Q filed with the Commission on or about June 10, 1999.

(9)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about July 12, 1999.

(10)	Incorporated by reference to Registrant’s First Quarter Form 10-Q filed with the Commission on or about March 15, 2000.

(11)	Incorporated by reference to Registrant’s Third Quarter Form 10-Q filed with the Commission on or about September 13, 2000.

(12)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on or about January 17, 2001.

(13)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about August 23, 2001.

(14)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about November 9, 2001.

(15)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on or about February 1, 2002.

(b)	Financial Statements filed as part of this Report:

Consolidated Financial Statements and Supplemental Schedules as listed in the Index to Consolidated Financial Statements on Page F-1 of Registrant’s Form 10-K filed February 1, 2002.

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

BIONUTRICS, INC.

Date: February 26, 2002	By:	/s/ Ronald H. Lane Ronald H. Lane President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibits:

3.1	Restated Articles of Incorporation (1)

3.2	Articles of Amendment to the Articles of Incorporation (1)

3.3	Bylaws (1)

4.1	Form of Certificate evidencing shares of common stock (1)

10.1	Option granted to Hunt-Wesson, Inc. by LipoGenics, Inc., dated July 1992 (1)

10.2	Agreement dated October 1995 between the Company and Milton Okin, Kenneth Okin, Robert Okin and Nicki Closset and Amendment to Agreement dated October 1995 (1)

10.3	Agreement between the Company and C. Everett Koop for the purchase of 4,000 shares of common stock and the issuance of 36,000 options dated October 1995 (1)

10.4	Additional Secured Loan Agreement dated March 1996 between the Company and Milton Okin (1)

10.6	Stock Purchase Agreements dated September 16, 1996 and October 31, 1996 between the Company and Spanswick Limited(1)

10.7	1996 Stock Option Plan, as amended through March 26, 1998 (7)

10.8	Form of Stock Purchase Agreement and Subscription Application entered into between the Company and certain European investors in January and March 1997 pursuant to Regulation S (3)

10.9	Form of Stock Purchase Agreement entered into between the Company and an institutional investor in September 1997 (3)

10.10	Form of Stock Purchase Agreement and Note between the Company and two overseas investors in October 1997 (3)

10.11	Employment Agreement between the Registrant and John R. Palmer (3)

10.13	Agreement and Plan of Merger by and among InCon Technologies, Inc., InCon Holdings, LLC, Bionutrics, Inc. and BNRX, Inc.(2)

10.14	Stock Purchase Agreement dated as of August 14, 1998, between the Registrant and AC HUMKO CORP.(4)

10.15	Warrant Agreement dated as of August 14, 1998, between the Registrant and AC HUMKO CORP.(4)

10.16	Technology Agreement dated as of August 14, 1998, between AC HUMKO CORP. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request) (5)

10.17	Exclusive Supply Agreement dated as of August 14, 1998, between AC HUMKO CORP. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request) (5)

10.19	Form of Asset Purchase Agreement dated as of October 1998 between AC HUMKO CORP. and Bionutrics Entities (6)

10.20	Warrant Agreement for the purchase of 20,000 shares of common stock between the Company and William M. McCormick dated August 7, 1998 (7)

10.21	Warrant Agreement for the purchase of 120,000 shares of common stock between the Company and William M. McCormick dated August 7, 1998 (7)

10.22	Stock Purchase Agreement and Common Stock Purchase Warrants dated January 28, 1999 between Ropart Investments, LLC and the Company (8)

10.23	Warrant Certificates dated April 27, 1999 issued to Gary J. Shemano, Mart Bailey and Michael Jacks for an aggregate of 20,000 shares of common stock and Warrant Agreement effective April 9, 1998 between The Shemano Group and the Company (8)

10.24	Master Formation Agreement for InCon Processing, LLC among AC HUMKO CORP., InCon Technologies, Inc., InCon International, Inc., Nutrition Technology Corp., and Bionutrics, Inc., dated June 25, 1999 (filed in redacted format pursuant to a confidential treatment request) (9)

10.25	Members Agreement for InCon Processing, LLC, between AC HUMKO CORP. and InCon Technologies, Inc., dated June 5, 1999 (filed in redacted format pursuant to a confidential treatment request) (9)

10.26	First Amendment to Agreement for Purchase and Sale of Assets (9)

10.27	Warrant Agreement for the purchase of 6,000 shares of common stock between the Company and IK Biotech, Inc. dated as of March 19, 1998.

10.28	Warrant Agreement for the purchase of 20,000 shares of common stock between the Company and Cameron Associates Inc. dated as of November 23, 1998.

10.29	Promissory note for $500,000 dated December 22, 1999 between Milton Okin and the Company (10)

10.30	Common Stock Purchase Agreement dated September 7, 2000 between the Company and Justicia Holdings Limited (11)

10.31	Registration Rights Agreement dated September 7, 2000 between the Company and Justicia Holdings Limited (11)

10.32	Escrow Agreement dated September 7, 2000 among the Company, Justicia Holdings Limited and Epstein, Becker & Green P.C. (11)

10.33	Form of Stock Purchase Warrant pursuant to Common Stock Purchase Agreement dated September 7, 2000 (11)

10.34	Promissory note for $250,000 dated June 19, 2000 between Milton Okin and the Company

10.35	Common Stock Purchase Agreement dated September 20, 2000 between the Company and AMRO International, S.A. (12)

10.36	Registration Rights Agreement dated September 20, 2000 between the Company and AMRO International, S.A. (12)

10.37	Escrow Agreement dated September 20, 2000 among the Company, AMRO International, S.A. and Epstein, Becker & Green P.C. (12)

10.38	Warrant Agreement for the purchase of 10,000 shares of common stock dated September 20, 2000 between the Company and AMRO International, S.A. (12)

10.39	Common Stock Purchase Agreement dated October 25, 2000 between the Company and Tamarack International Limited (12)

10.40	Warrant Agreement for the purchase of 10,000 shares of common stock dated October 25, 2000 between the Company and Tamarack International Limited (12)

10.41	Series A Convertible Preferred Stock Acquisition Agreement dated October 27, 2000 between the Company and Milton Okin (12)

10.42	Common Stock Acquisition Agreement dated October 28, 2000 between the Company and Macropower Development Limited (12)

10.43	First Modification to the Master Formation Agreement for InCon Processing, LLC, entered into October 30, 2000 among ACH Food Companies, Inc. (formerly AC HUMKO CORP.), InCon Technologies, Inc., InCon International, Inc., Nutrition Technology Corp. and Bionutrics, Inc. (12)

10.44	First Modification to the Members Agreement for InCon Processing, LLC, entered into October 30, 2000 among ACH Food Companies, Inc. (formerly AC HUMKO CORP.), InCon Technologies, Inc. and Bionutrics, Inc. (12)

10.45	Common Stock Acquisition Agreement dated October 30, 2000 between the Company and ACH Food Companies, Inc. (formerly AC HUMKO CORP.) (12)

10.46	Warrant Agreement for the purchase of 400,000 shares of common stock dated October 30, 2000 between the Company and ACH Food Companies, Inc. (formerly AC HUMKO CORP.) (12)

10.47	Common Stock Purchase Agreement dated December 20, 2000 by and between the Company and Ropart Investments, LLC (12)

10.48	Warrant Agreement for the purchase of 14,000 shares of common stock dated December 20, 2000 between the Company and Ropart Investments, LLC (12)

10.49	Stock Purchase Agreement dated August 23, 2001 between Pharmaceutical Marketing Brands, Inc. and Bionutrics, Inc. (13)

10.50	Amended and Restated Consolidated Multiple Advance Non-Revolving Note, dated October 26, 2001(14)

10.51	Amended and Restated Loan and Stock Pledge Agreement (14)

10.52	Amended and Restated Security Agreement (14)

10.53	Amendment No. 1 to Stock Purchase Agreement effective as of August 23, 2001, executed as of October 5, 2001 (14)

10.54	Amendment No. 2 to Stock Purchase Agreement, dated as of October 31, 2001 (14)

21	Subsidiaries of the Company (15)

23	Consent of Deloitte & Touche, LLP

(1)	Incorporated by reference to Registrant’s Form 10 filed with the Commission on or about January 21, 1997.

(2)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about November 7, 1997, as amended by Registrant’s Form 8-K/A filed with the Commission on or about January 30, 1998.

(3)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on or about January 15, 1998, as amended by Registrant’s Form 10-K/A filed with the Commission on or about January 30, 1998.

(4)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about August 31, 1998.

(5)	Incorporated by reference to Registrant’s Form 8-K/A filed with the Commission on or about October 13, 1998.

(7)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about October 21, 1998.

(7)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on or about January 29, 1999.

(8)	Incorporated by reference to Registrant’s Second Quarter Form 10-Q filed with the Commission on or about June 10, 1999.

(9)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about July 12, 1999.

(10)	Incorporated by reference to Registrant’s First Quarter Form 10-Q filed with the Commission on or about March 15, 2000.

(11)	Incorporated by reference to Registrant’s Third Quarter Form 10-Q filed with the Commission on or about September 13, 2000.

(12)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on or about January 17, 2001.

(13)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about August 23, 2001.

(14)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on or about November 9, 2001.

(15)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on or about February 1, 2002.