Form 10-Q
period 2002-01-31
BIONUTRICS INC
filed 2002-03-15
CIK 1030839

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended January 31, 2002

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____TO____

                       Commission File Number 0-22011

                                BIONUTRICS, INC.
             (Exact name of registrant as specified in its charter)

NEVADA                                       86-0760991
---------------------------                 -----------------------------
(State or other jurisdiction                I.R.S. Employer incorporation
organization)                               Identification Number

2425 E. CAMELBACK RD., SUITE 650,  PHOENIX, ARIZONA          85016
----------------------------------------------------        ----------
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

YES     X       NO
      ------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                        OUTSTANDING AS OF MARCH 13, 2002
-----                                        --------------------------------
COMMON                                       4,352,600
PAR VALUE $.001 PER SHARE

                                BIONUTRICS, INC.
                           INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

PART I. FINANCIAL INFORMATION                                           PAGE
   ITEM I      Condensed Consolidated Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets                     3
               Condensed Consolidated Statements of Operations           4
               Condensed Consolidated Statements of Cash Flows           5
               Notes to Condensed Consolidated Financial Statements      6

   ITEM 2      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       7

PART II. OTHER INFORMATION

   ITEM 6      Exhibits and Reports on Form 8-K                         11

   SIGNATURE                                                            12

BIONUTRICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                     JANUARY 31,       OCTOBER 31,
                                                                                        2002              2001
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                         $     13,904      $    100,960
  Trade receivables, net of allowance for bad debts of $304,677
    and $304,677, respectively                                                             6,194             6,440

  Inventory                                                                               39,964            44,423
  Prepaids and other current assets                                                       41,178            15,244
                                                                                    ------------      ------------

           Total current assets                                                          101,240           167,067
                                                                                    ------------      ------------

PROPERTY, Net of accumulated depreciation of $356,471 and
  $354,886, respectively                                                                   1,578             3,161
                                                                                    ------------      ------------

OTHER ASSETS:
  Patent applications and other related costs, net of accumulated
    amortization of $211,909 and $204,993, respectively                                  357,556           364,472
  Investment in InCon Processing, LLC                                                  2,589,555         2,729,370
                                                                                    ------------      ------------

           Total other assets                                                          2,947,111         3,093,842
                                                                                    ------------      ------------

TOTAL                                                                               $  3,049,929      $  3,264,070
                                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                  $  1,242,031      $    971,960
  Accrued salaries and benefits                                                          343,067           259,537
  Other accrued liabilities                                                              611,831           467,412
  Notes payable                                                                          804,500           583,000
                                                                                    ------------      ------------

           Total current liabilities                                                   3,001,429         2,281,909
                                                                                    ------------      ------------

STOCKHOLDERS' EQUITY:
  Common stock - $.001 par value - authorized, 45,000,000 shares; 4,352,600 and
    4,352,600 issued and outstanding, respectively                                         4,352             4,352

  Preferred stock - $.001 par value - authorized, 5,000,000 shares;
    591,850 and 591,850 issued and outstanding, respectively
    (liquidation preference of $798,998)                                                 798,998           798,998
  Additional paid-in capital                                                          37,825,837        37,628,886
  Warrants                                                                               633,332           750,743
  Accumulated deficit                                                                (39,214,019)      (38,200,818)
                                                                                    ------------      ------------

           Total stockholders' equity                                                     48,500           982,161
                                                                                    ------------      ------------

TOTAL                                                                               $  3,049,929      $  3,264,070
                                                                                    ============      ============


See notes to condensed consolidated financial statements.

BIONUTRICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  THREE MONTHS
                                                               ENDED JANUARY 31,
                                                           ----------------------------
                                                               2002             2001
REVENUES:
  Revenue from services                                    $        --      $        --
  Revenue from product sales                                    14,690           23,123
                                                           -----------      -----------

           Total gross revenues                                 14,690           23,123

DISCOUNTS AND ALLOWANCES                                         5,537           14,635
                                                           -----------      -----------

           Net revenues                                          9,153            8,488

COST OF REVENUES                                                 4,618            6,595
                                                           -----------      -----------

           Gross profit                                          4,535            1,893
                                                           -----------      -----------

OPERATING EXPENSES:
  Selling, general and administrative                          748,556          592,323
  Research and development                                      23,618           15,180
                                                           -----------      -----------

           Total operating expenses                            772,174          607,503
                                                           -----------      -----------

OPERATING LOSS                                                (767,639)        (605,610)
                                                           -----------      -----------

OTHER INCOME (EXPENSE):
  Equity in the (loss) income of InCon Processing, LLC        (139,815)           5,335
  Interest (expense) income                                   (105,747)           6,941
                                                           -----------      -----------

           Total other (expense) income                       (245,562)          12,276
                                                           -----------      -----------

NET LOSS                                                   $(1,013,201)     $  (593,334)
                                                           ===========      ===========


BASIC AND DILUTED NET LOSS PER COMMON SHARE                $     (0.23)     $     (0.13)
                                                           ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                4,352,600        4,416,998
                                                           ===========      ===========

See notes to condensed consolidated financial statements.

BIONUTRICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     THREE MONTHS
                                                                                   ENDED JANUARY 31,
                                                                              --------------------------
                                                                                 2002             2001
OPERATING ACTIVITIES:
  Net loss                                                                    $(1,013,201)     $(593,334)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                   8,499         14,075
    Equity in the loss (income) of joint venture                                  139,815         (5,335)
    Stock based compensation expense                                               79,540         22,435
    Changes in operating assets and liabilities:
      Trade receivable, net                                                           246         (5,085)
      Inventory                                                                     4,459          4,555
      Prepaids and other current assets                                           (25,934)        (9,694)
      Accounts payable                                                            270,071         19,538
      Accrued liabilities                                                         227,949          6,349
                                                                              -----------    -----------

           Net cash used in operating activities                                 (308,556)      (546,496)
                                                                              -----------    -----------

FINANCING ACTIVITIES:
  Proceeds from issuance of stock and warrants                                                   300,000
  Proceeds from debt                                                              221,500
  Repayments of capital leases                                                                    (2,278)
                                                                              -----------    -----------

           Net cash provided by financing activities                              221,500        297,722
                                                                              -----------    -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                (87,056)      (248,774)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    100,960        711,563
                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $    13,904      $ 462,789
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

BIONUTRICS, INC.

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - The accompanying unaudited condensed consolidated financial statements of Bionutrics, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended January 31, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto as of and for the year ended October 31, 2001. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses of $39,214,019 through January 31, 2002, which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate gross profits and positive cash flows from operations raise substantial doubt about whether the Company will be able to continue as a going concern for a reasonable period of time.

NOTE B- Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the presented periods. Options and warrants are excluded from the diluted net loss per share calculation, as they are anti-dilutive.

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


RESULT OF OPERATIONS - Three months ended January 31, 2002 compared with three months ended January 31, 2001.

Consolidated net revenues for the quarter ended January 31, 2002 were $9,000 compared to $8,000 for the same quarter in 2001, summarized by subsidiary as follows:

                                                            FOR THE QUARTER
                                                            ENDED JANUARY 31,
                                                         -----------------------
Subsidiary                                                2002             2001
Bionutrics Health Products                               $9,000           $8,000

                                                         -----------------------
Total consolidated net revenues                          $9,000           $8,000
                                                         ======           ======


Bionutrics Health Products continues to sell its remaining evolvE(R) inventory. The Company does not expect evolvE(R) will contribute significant revenue to its operations in the future. The Company is repositioning itself as a product development company and as such is engaged in discussions with several potential marketing partners involving future branded products including dietary supplements and functional food products. The Company has announced that it has two new cardiovascular products under the brand names, "VITENOL E(R) 20/20 - For Heart & Health" and "CARDIO-CIN(TM) - For Heart and Health" that are ready for market. Vitenol E is a rice bran extract and is a more effective antioxidant than standard vitamin E. CARDIO-CIN is based on Bionutrics's patented niacin and soluble fiber composition. These products are targeted to the cholesterol dietary supplement market. However, they are not currently being marketed because of the Company's lack of resources.

Cost of revenues for the three months ended January 31, 2002 was $5,000 compared to $7,000 for the same three months in 2001. This reduction is primarily due to lower sales volume of evolvE(R).

Operating expenses for the three months ended January 31, 2002 of $772,000 were $164,000 more than that recognized for the same three months in 2001 of $608,000. This increase is due to an increase in expenditures for legal and accounting services.

Equity in the (loss) income of InCon Processing, LLC was a loss of $140,000 for the three months ended January 31, 2002 compared to income of $5,000 for the same period in the prior year. The Company records its share of InCon Processing's (loss) income using the equity method.

Interest expense was $106,000 for the three months ended January 31, 2002 compared to income of $7,000 for the same period in the prior year. This $113,000 difference is due to the interest expense associated with the issuance of the multiple advance non-revolving note.

InCon Processing has a fiscal year-end of August 31. The Company's equity in the joint venture's operations for the three months ended November 30, 2001 and 2000 are included in the Company's statement of operations as if they had the same fiscal quarter. Results of Operations for InCon Processing for the 3 months ended November 30, 2001 and 2000 are as follows:

                                                           THREE MONTHS
                                                       ENDED NOVEMBER 30,
                                                --------------------------------
                                                   2001                  2000
Revenues                                        $ 646,000             $1,221,000
Expenses                                          926,000              1,211,000
                                                ---------             ----------

Net (loss) income                               $(280,000)            $   10,000
                                                =========             ==========


Net loss increased to $1,013,000 or $.23 per basic and diluted share for the three months ended January 31, 2002 compared to $593,000, or $.13 per basic and diluted share for the three months ended January 31, 2001 due primarily to the increase in both operating and other expenses as outlined above.

LIQUIDITY AND CAPITAL RESOURCES - Net cash used in operating activities during the three-month period ended January 31, 2002 was $309,000 as compared to $546,000 during the same period in 2001. This decrease is due primarily to the Company's cash conservation efforts.

The Company did not generate any cash from investing activities during the three months ended January 31, 2002 and January 31, 2001.

Net cash provided by financing activities totaled $222,000 for the three-month period that ended January 31, 2002 compared to $298,000 for the same period in 2001. The cash provided during the quarter ended January 31, 2002 was from the issuance of debt, while the cash provided during the quarter ended January 31, 2001 was from the sale of stock.

In October 2001, the Company executed an amended and restated consolidated multiple advance non-revolving note to borrow up to $700,000 from certain directors, a stockholder and an unrelated party. The amount borrowed on October 31, 2001 was $583,000. The note agreement requires a fixed interest payment of $140,000 if the full $700,000 is borrowed, which results in an effective interest rate of 36.5 percent. The note payable is secured by the assets of the Company. The note was payable in full on January 2, 2002 and is convertible, at the option of the lenders, into shares of the Company's common stock at the rate of $1.00 per share. On January 30, 2002, the note was amended to increase the amount that can be borrowed to $860,000, the fixed interest payment to $172,000 if the full $860,000 is borrowed, and to extend the due date to March 1, 2002. As of March 1, 2002, the amount borrowed under the note was $854,500. The parties are currently discussing the terms of an extension.

In August, 2001, the Company entered into a stock purchase agreement with Pharmaceutical Marketing Brands, Inc. (PMB), as nominee, for the purchase of 49% of the Company and options to purchase 5,000,000 shares of common stock at $1.00 per share, for $5 million. This agreement was amended on October 5, 2001, to assign PMB's rights, as nominee, to its principal HealthSTAR Holding LLC and to provide for an increase in the investment from $5 million to a minimum of $6.5 million up to a maximum of $10 million at $1.00 per share of common stock and for the Company to sell such shares directly to institutional and or accredited investors subject to a voting agreement among the parties. The agreement was further amended on October 31, 2001 to essentially extend the closing date as well as provide for the issuance of 5,227,000 shares of the Company's common stock at $1.00 per share to HealthSTAR in exchange for a 5-year, interest-bearing promissory note. The amendment also eliminated the 5,000,000 stock options at $1.00 per share. The Company has subsequently agreed to enter into certain strategic agreements and purchase certain assets in the field of pharmaceutical marketing services. On December 28, 2001, the agreement was amended to extend the initial closing date for the purchase of a minimum number of shares to January 31, 2002 and allow for one or more subsequent closings until March 31, 2002. On January 29, 2002, the agreement was amended to extend the initial closing date until March 1, 2002, with subsequent closings on or before May 1, 2002. The parties are discussing the terms of an extension and a closing date. There can be no assurance that this stock purchase agreement with HealthSTAR will close.

In September 2000, the Company and Justicia Holdings Ltd. entered into a common stock Purchase Agreement for the future issuance and purchase of shares of the Company's common stock. The Agreement establishes what is sometimes termed as an equity line of credit or an equity draw down facility. The Agreement permits the company, in its discretion, and subject to certain restrictions, to sell up to an aggregate of 800,000 shares, with the maximum amount for each sale not to exceed $1,000,000 each month, based on a formula of weighted average price and total trading volume for a given period. The period during which the Company can make such sales is two years beginning upon the effective date of a registration statement for the resale of the shares. The price is based on the volume weighted average daily price of the Company's common stock for the 22 trading days following a draw down notice. Drawdowns are available every 29 trading days. The current stock price and trading volume severely limit the amount available to the Company at any one drawdown period. The common stock purchase agreement with Justicia Holdings Ltd limits the Company's ability to sell its securities for cash at a discount to the market price pursuant to an equity line type financing for 24 months from the effective date of the registration statement filed on December 28, 2000 or 60 days after the entire 800,000 shares have been purchased. The Company is not permitted to drawdown on the equity line until the registration statement filed on Justicia's behalf becomes effective. The Company intends to continue to pursue such registration statement during fiscal year 2002. There is no assurance that the registration statement will become effective.

The Company requires additional financing of at least $3,000,000 to support its general working capital needs such as salaries and administrative expenses for the next 12 months, as well as to fund the research and development costs necessary to complete the launch of its recently developed products. If the Company were in a position to begin phase II trials, it would require at least an additional $500,000. The Company is currently in negotiations to secure this necessary capital through equity private placements as well as debt financing. The Company does not at this time have any committed sources of financing, other than the Justicia equity line of credit, the terms of which currently prohibit the Company from drawing down any funds. There can be no assurance that additional financing will be attainable on terms acceptable to the Company, or at all, at such time as the Company's needs may require. Access to additional capital will depend substantially upon prevailing market conditions, and the Company's financial condition and prospects at the time. On July 18, 2001, the Company's common stock was delisted from the Nasdaq SmallCap Market, and the shares are currently quoted on the OTC Bulletin Board. As a result, activity in the Company's common stock has declined substantially, which could adversely affect the Company's ability to raise necessary capital. Such additional financing may not be attainable, or attainable on terms acceptable to the Company. Access to additional capital will depend substantially upon prevailing market conditions, and the financial condition of and prospects for the Company at the time.

The Company has made application for a loan in the amount of $5,000,000 to a lender that specializes in loans secured by intellectual properties. If the Company were successful in obtaining this loan, it would receive $5,000,000 cash (less closing costs and points estimated to total $350,000) and would be required to place $5,000,000 of debt on its financial statement. The terms of this agreement are presently being discussed. There is no assurance the Company will succeed in obtaining this loan or that, if successful in obtaining the loan that the terms and conditions will be as described herein.

The loan will be secured by a "pod" of six patents owned by the Company's subsidiary, LipoGenics, Inc. If the Company defaults on the loan's interest payments, loan repayment or other material provisions of the loan agreements, the lender would be entitled to foreclose on the collateral and, in such case, the Company would lose the patents and all associated rights. The loss of these patents would have a material adverse effect on the Company.

                                BIONUTRICS, INC.

                           PART II - OTHER INFORMATION

ITEM 6          Exhibits and Reports on Form 8-K

                (a)   Exhibits

                      Exhibit 10.55 Amendment No. 3 to Stock Purchase Agreement, dated as of December 28, 2001

                      Exhibit 10.56 Amendment No. 4 to Stock Purchase Agreement, dated as of January 29, 2002

                (b)   Reports on Form 8-K

                      Form 8-K filed November 9, 2001 regarding amendments no. 1 and 2 to the Stock Purchase Agreement between Bionutrics, Inc. and Pharmaceutical Marketing Brands, Inc., which assigned its interest effective as of August 23, 2001 to HealthSTAR Holdings LLC

                                BIONUTRICS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bionutrics, Inc. (Registrant)


By:      /s/ Ronald H. Lane
         ----------------------------------------------
         Ronald H. Lane

Title: Chairman of the Board, Chief Executive Officer and President

Date:              March 14, 2002
         ----------------------------------------------



By:      /s/ Karen J. Harwell
         ----------------------------------------------
         Karen J. Harwell

Title:   Controller and Chief Accounting Officer
         ----------------------------------------------
Date:              March 14, 2002
         ----------------------------------------------

                                                                   EXHIBIT INDEX

                                BIONUTRICS, INC.

                           PART II - OTHER INFORMATION

ITEM 6          Exhibits and Reports on Form 8-K

                (a)   Exhibits

                      Exhibit 10.55 Amendment No. 3 to Stock Purchase Agreement, dated as of December 28, 2001

                      Exhibit 10.56 Amendment No. 4 to Stock Purchase Agreement, dated as of January 29, 2002

                (b)   Reports on Form 8-K

                      Form 8-K filed November 9, 2001 regarding amendments no. 1 and 2 to the Stock Purchase Agreement between Bionutrics, Inc. and Pharmaceutical Marketing Brands, Inc., which assigned its interest effective as of August 23, 2001 to HealthSTAR Holdings LLC