Form 10-Q
period 2002-04-30
BIONUTRICS INC
filed 2002-06-14
CIK 1030839

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended April 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                              to

Commission File Number 0-22011

Bionutrics, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction organization)	86-0760991 I.R.S. Employer incorporation Identification Number
2425 E. Camelback Rd., Suite 650 Phoenix, Arizona (Address of principal executive offices)	85016 (Zip code)

602-508-0112
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS	OUTSTANDING AS OF JUNE 10, 2002
Common Par value $.001 per share	4,352,600

BIONUTRICS, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		Page
Part I. Financial Information
ITEM I.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Part II. Other Information
ITEM 2(c)	Changes in Securities	11
ITEM 6	Exhibits and Reports on Form 8-K	11
SIGNATURE		12

BIONUTRICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2002	October 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,535	$100,960
Trade receivables—net of allowance for bad debts of $304,677 and $304,677, respectively	4,234	6,440
Inventory	35,200	44,423
Prepaids and other current assets	40,002	15,244

Total current assets	94,971	167,067

PROPERTY—net of accumulated depreciation of $358,047 and $354,886, respectively	0	3,161

OTHER ASSETS:
Patent applications and other related costs—net of accumulated amortization of $218,184 and $204,993, respectively	351,281	364,472
Investment in InCon Processing, LLC	2,511,769	2,729,370

Total other assets	2,863,050	3,093,842

TOTAL	$2,958,021	$3,264,070

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	1,449,160	971,960
Accrued salaries and benefits	427,677	259,537
Other accrued liabilities	623,307	467,412
Notes payable	984,000	583,000

Total current liabilities	3,484,144	2,281,909

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock—$.001 par value—authorized, 45,000,000 shares; 4,352,600 and 4,352,600 issued and outstanding, respectively	4,352	4,352
Preferred stock—$.001 par value—authorized 5,000,000 shares; 591,850 and 591,850 issued and outstanding, respectively (liquidation preference of $798,998)	798,998	798,998
Additional paid-in capital	37,825,837	37,628,886
Warrants	633,332	750,743
Accumulated deficit	(39,788,642)	(38,200,818)

Total stockholders' (deficit) equity	(526,123)	982,161

TOTAL	$2,958,021	$3,264,070

See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended April 30		Six Months Ended April 30
	2002	2001	2002	2001
REVENUES:
Revenue from product sales	$10,042	$34,213	$24,732	$57,336

Total gross revenues	10,042	34,213	24,732	57,336
DISCOUNTS AND ALLOWANCES	3,212	12,061	8,749	26,696

Net revenues	6,830	22,152	15,983	30,640

COST OF REVENUES	5,138	41,295	9,756	47,890

Gross (loss) profit	1,692	(19,143)	6,227	(17,250)

OPERATING EXPENSES:
Selling, general and administrative	462,862	688,453	1,211,418	1,280,776
Research and development	14	30,345	23,632	45,525

Total operating expenses	462,876	718,798	1,235,050	1,326,301

Operating loss	(461,184)	(737,941)	(1,228,823)	(1,343,551)

OTHER INCOME (EXPENSE)
Equity in the (loss) income of Incon Processing, L.L.C	(77,786)	(127,886)	(217,601)	(122,551)
Interest (expense) income	(35,653)	2,983	(141,400)	9,926

Total other income (expense)	(113,439)	(124,903)	(359,001)	(112,625)

NET LOSS	$(574,623)	$(862,844)	$(1,587,824)	$(1,456,176)

Basic and diluted net loss per common share	$(0.13)	$(0.19)	$(0.36)	$(0.32)

Weighted average number of common shares outstanding	4,352,600	4,558,646	4,352,600	4,487,035

See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 30
	2002	2001
OPERATING ACTIVITIES:
Net Loss	($1,587,824)	($1,456,176)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	16,352	22,976
Equity in loss of joint venture	217,601	122,551
Stock-based compensation expense	79,540	77,666
Changes in operating assets and liabilities:
Trade receivables-net	2,206	(16,058)
Inventory	9,223	44,194
Prepaids and other current assets	(24,758)	23,269
Accounts payable	477,200	8,632
Accrued liabilities	324,035	46,284

Net cash used in operating activities	(486,425)	(1,126,662)

FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants		500,000
Proceeds from debt	401,000
Repayments of debt and capital leases	0	(2,278)

Net cash provided by financing activities	401,000	497,722

NET DECREASE IN CASH AND CASH EQUIVALENTS	(85,425)	(628,940)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100,960	711,563

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,535	$82,623

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Expiration of warrants and reclassification to additional paid in capital	$196,951

Settlement of accrued liabilities and debt through issuance of common and preferred stock		$1,248,998

See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        NOTE A—The accompanying unaudited condensed consolidated financial statements of Bionutrics, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month and six-month periods ended April 30, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 2002. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto as of and for the year ended October 31, 2001. The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception through April 30, 2002 of $39,788,642, which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate positive cash flows from operations raise substantial doubt about whether the Company will be able to continue as a going concern for a reasonable period of time.

        NOTE B—Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the presented periods. Options, warrants, convertible debt and preferred stock are excluded from the diluted net loss per share calculation as they are anti-dilutive.

        NOTE C—In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 Business Combinations, and SFAS No. 142 Goodwill and Other Intangibles. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 for which the date of acquisition is July 1, 2001 or later, eliminates the pooling-of-interests method, and identifies criteria for the establishment of identifiable intangible assets separate from goodwill resulting from a business combination. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on August 31, 2002. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of the Company's goodwill; however, the Company will be required to test its goodwill for impairment under the new standard for its fiscal year beginning September 1, 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The Company has not completed evaluating the impact of implementing the provisions of SFAS No. 141 and 142.

BIONUTRICS, INC.
Management's Discussion and Analysis

        The following discussion of the Company's financial condition and results of operations includes certain forward-looking statements. When used in this report, the words "expects," "intends," "plans" and "anticipates" and similar terms are intended to identify forward looking statements that relate to the Company's future performance. Such statements involve risks and uncertainties. The Company's actual results may differ materially from the results discussed here. Factors that might cause such a difference include, but are not limited to, those discussed under "Business—Special Considerations" in the Company's Form 10-K.

Three months ended April 30, 2002 compared with three months ended April 30, 2001.

Results of Operations

        Consolidated net revenues for the quarter ended April 30, 2002 were $7,000 versus $22,000 for the same quarter in 2001.

        Bionutrics Health Products continues to sell its remaining evolvE® inventory, which is currently being re-packaged. The Company does not expect evolvE® will contribute significant revenue to its operations in the future. The Company is repositioning itself as a product development company and as such is engaged in discussions with several potential marketing partners involving future branded products including dietary supplements and functional food products. New products will be based on new technology extending beyond a tocotrienol platform. The Company has announced that it has two new cardiovascular products under the brand names, "Vitenol E® 20/20—For Heart & Health" and CARDIO-CIN™—For Heart and Health". Vitenol E is a rice bran extract and is a more effective antioxidant than standard vitamin E. CARDIO-CIN is based on Bionutrics's patented niacin and soluble fiber composition. These products are targeted to the cholesterol dietary supplement market. However, they are not currently being marketed because of the Company's lack of resources.

        Cost of revenues for the three months ended April 30, 2002 was $5,000 versus $41,000 for the same quarter in 2001. Cost of revenues for the second quarter of 2001 was negatively impacted by the write-off of expired inventory held under consignment.

        Operating expenses for the three months ended April 30, 2002 of $463,000 were $256,000 less than that recognized for the same quarter in 2001 of $719,000. This reduction reflects the Company's decrease in corporate activity as a result of cash constraints.

        Equity in the loss of InCon Processing, LLC was $78,000 for the three months ended April 30, 2002 compared to $128,000 for the same period in the prior year. The Company records its share of InCon Processing's loss and income using the equity method.

        Interest expense was $36,000 for the three months ended April 30, 2002 compared to income of $3,000 for the same period in the prior year. This $39,000 difference is due to the interest expense associated with the issuance of the multiple advance non-revolving note.

        InCon Processing has a fiscal year-end of August 31. The Company's equity in the joint venture's operations for the three months ended February 28, 2002 and February 28, 2001 are included in the

Company's statement of operations as if they had the same fiscal quarter. Results of Operations for InCon Processing for the 3 months ended February 28, 2002 and 2001 are as follows:

	3 Months ended February 28, 2002	3 Months ended February 28, 2001
Revenues	$676,000	$774,000
Expenses	832,000	1,030,000

Net loss (income)	$(156,000)	$(256,000)

        Net loss decreased to $575,000 or $.13 per basic and diluted share for the three months ended April 30, 2002 from $863,000, or $.19 per basic and diluted share for the quarter ended April 30, 2001 due primarily to lower operating expenses.

Six months ended April 30, 2002 compared with six months ended April 30, 2001.

Results of Operations

        Trends and comments as noted for the second quarter apply also to the six month year-to-date comparisons.

        Consolidated net revenues for the six months ended April 30, 2002 were $16,000 versus $31,000 for the same period in 2001.

        Bionutrics Health Products Inc. continues to sell its remaining evolvE® inventory. The Company is repositioning itself as a product development company and as such is engaged in discussions with potential marketing partners involving future branded products including dietary supplements and functional food products.

        Cost of revenues for the six months ended April 30, 2002 was $10,000 versus $48,000 for the same period in 2001 due to decreased sales volume. Additionally, cost of revenues for the six months of 2001 was negatively impacted by the write-off of expired inventory held under consignment.

        Operating expenses for the six months ended April 30, 2002 of $1,235,000 were $91,000 less than that recognized for the same period in 2001 of $1,326,000. This reduction reflects the Company's decrease in activity as a result of cash constraints.

        Equity in the loss of InCon Processing, LLC was $218,000 for the six months ended April 30, 2002 compared to $123,000 for the same period in the prior year. The Company records its share of InCon Processing's loss and income using the equity method.

        Interest expense for the six months ended April 30, 2002 was $141,000 versus income of $10,000 for the same period in 2001. This $151,000 difference is due to the interest expense associated with the issuance of the multiple advance non-revolving note.

        InCon Processing has a fiscal year-end of August 31. The Company's equity in the joint venture's operations for the six months ended February 28, 2002 and February 28, 2001 are included in the Company's statement of operations as if they had the same fiscal period. Results of Operations for InCon Processing for the 6 months ended February 28, 2002 and February 28, 2001 are as follows:

	6 Months ended Febuary 28, 2002	6 Months ended Febuary 28, 2001
Revenues	$1,322,000	$1,995,000
Expenses	1,757,000	2,241,000

Net loss	$(435,000)	$(246,000)

        Net loss was $1,588,000 or $.36 per basic and diluted share for the six months ended April 30, 2002 compared to $1,456,000 or $.32 per basic and diluted share for the same period in 2001.

Liquidity and Capital Resources

        Net cash used in operating activities during the six-month period ended April 30, 2002 was $486,000 as compared to $1,127,000 during the same period in 2001. This decrease is due primarily to the Company's cash conservation efforts.

        The Company did not generate any cash from investing activities during the six months ended April 30, 2002 and April 30, 2001.

        Net cash provided by financing activities totaled $401,000 for the six-month period ended April 30, 2002 versus $498,000 from the same period in 2001. The cash provided during the six months ended April 30, 2002 was from the issuance of debt whereas the cash provided during the same period in the previous year was from the sale of common stock pursuant to an equity line of credit.

        In October 2001, the Company executed an amended and restated consolidated multiple advance non-revolving note to borrow up to $700,000 from certain directors, a stockholder and an unrelated party. The amount borrowed on October 31, 2001 was $583,000. The note agreement requires a fixed interest payment of $140,000 if the full $700,000 is borrowed, which results in an effective interest rate of 36.5 percent. The note payable is secured by the assets of the Company. The note was payable in full on January 2, 2002 and is convertible, at the option of the lenders, into shares of the Company's common stock at the rate of $1.00 per share. On January 30, 2002, the note was amended to increase the amount that can be borrowed to $860,000, the fixed interest payment to $172,000 if the full $860,000 is borrowed, and to extend the due date to March 1, 2002. On April 9, 2002, the note was amended to increase the amount that can be borrowed to $1,154,500, the fixed interest payment to $230,900 if the full $1,154,500 is borrowed, and to extend the due date to June 1, 2002. The parties are currently discussing a further extension of the due date. As of June 10, 2002, the amount borrowed under the note was $1,004,500.

        In August, 2001, the Company entered into a stock purchase agreement with Pharmaceutical Marketing Brands, Inc. (PMB), as nominee, for the purchase of 49% of the Company and options to purchase 5,000,000 shares of common stock at $1.00 per share, for $5 million. This agreement was amended on October 5, 2001, to assign PMB's rights, as nominee, to its principal HealthSTAR Holding LLC and to provide for an increase in the investment from $5 million to a minimum of $6.5 million up to a maximum of $10 million at $1.00 per share of common stock and for the Company to sell such shares directly to institutional and or accredited investors subject to a voting agreement among the parties. The agreement was further amended on October 31, 2001 to essentially extend the closing date as well as provide for the issuance of 5,227,000 shares of the Company's common stock at $1.00 per share to HealthSTAR in exchange for a 5-year, interest-bearing promissory note. The amendment also eliminated the 5,000,000 stock options at $1.00 per share. The Company has subsequently agreed to enter into certain strategic agreements and purchase certain assets in the field of pharmaceutical marketing services. On December 28, 2001, the agreement was amended to extend the initial closing date for the purchase of a minimum number of shares to January 31, 2002 and allow for one or more subsequent closings until March 31, 2002. On January 29, 2002, the agreement was amended to extend the initial closing date until March 1, 2002, with subsequent closings on or before May 1, 2002. The parties are discussing the terms and conditions of an extension and the close. There can be no assurance that this stock purchase agreement with HealthSTAR will close.

        The Company is negotiating the private sale of 10,000,000 shares of its common stock to an investor at the price of $1.10 per share. Timing of the investment is being discussed to provide an initial funding of at least $3,500,000 before the end of June, 2002 with subsequent payments for the full amount of the investment to occur by the end of August, 2002. The sale is expected to contain a shareholder agreement with certain provisions relating to a shareholder voting agreement and restrictions on future resale of the shares. There can be no assurance that this private placement will proceed as discussed or that it will close and provide the company with the indicated cash.

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

        The Company requires additional financing of at least $4,000,000 to achieve its minimum corporate goals over the next 12 months. The Company is currently in negotiations to secure this necessary capital through equity private placements as well as debt financing. The Company does not at this time have any committed sources of financing, other than the Justicia equity line of credit, the terms of which currently prohibit the Company from drawing down any funds. There can be no assurance that additional financing will be attainable on terms acceptable to the Company, or at all, at such time as the Company's needs may require. Access to additional capital will depend substantially upon prevailing market conditions, and the Company's financial condition and prospects at the time. On July 18, 2001, the Company's common stock was delisted from the Nasdaq SmallCap Market, and the shares are currently quoted on the OTC Bulletin Board. As a result, activity in the Company's common stock has declined substantially, which could adversely affect the Company's ability to raise necessary capital. Such additional financing may not be attainable, or attainable on terms acceptable to the Company. Access to additional capital will depend substantially upon prevailing market conditions, and the financial condition of and prospects for the Company at the time.

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

BIONUTRICS, INC.

PART II—OTHER INFORMATION

ITEM 2(c)    Changes in Securities

  In January, 2002, the Company amended a previously granted stock option agreement to Cameron Associates, Inc., increasing the number of options from 20,000 to 30,000, decreasing the exercise price from $2 to $1 per share and extending the expiration date to January 23, 2005

ITEM 6    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    Exhibit 10.57 Second Amended and Restated Consolidated Multiple Advance Non-Revolving Note, dated April 9, 2002

    Exhibit 10.58 Amendment No. 1 to Amended and Restated Loan and Stock Pledge Agreement, dated April 9, 2002

    Exhibit 10.59 Amendment No. 1 to Amended and Restated Security Agreement, dated April 9, 2002

  (b)
  Reports on Form 8-K—None

BIONUTRICS, INC.
SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bionutrics, Inc. (Registrant)

By:	/s/ RONALD H. LANE Ronald H. Lane
Title:	Chairman of the Board, Chief Executive Officer and President
Date:	June 13, 2002
By:	/s/ KAREN J. HARWELL Karen J. Harwell
Title:	Controller and Chief Accounting Officer
Date:	June 13, 2002

QuickLinks

FORM 10-Q
BIONUTRICS, INC. INDEX TO QUARTERLY REPORT ON FORM 10-Q
BIONUTRICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
BIONUTRICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
BIONUTRICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
BIONUTRICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BIONUTRICS, INC. Management's Discussion and Analysis
BIONUTRICS, INC. PART II—OTHER INFORMATION
BIONUTRICS, INC. SIGNATURES