Form 10-Q
period 2002-07-31
BIONUTRICS INC
filed 2002-09-13
CIK 1030839

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                              to

Commission File Number 0-22011

Bionutrics, Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-0760991
(State or other jurisdiction organization)	I.R.S. Employer incorporation Identification Number
2415 E. Camelback Rd., Suite 700, Phoenix, Arizona	85016
(Address of principal executive offices)	(Zip code)

602-508-6069
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS	OUTSTANDING AS OF SEPTEMBER 10, 2002
Common Par value $.001 per share	4,352,600

BIONUTRICS, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		Page
Part I. Financial Information
ITEM I.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
ITEM 4.	Controls and Procedures	10
Part II. Other Information
ITEM 6	Exhibits and Reports on Form 8-K	11
SIGNATURE		12

BIONUTRICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2002	October 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170,841	$100,960
Trade receivables—net of allowance for bad debts of $305,000 and $305,000, respectively	1,950	6,440
Inventory	35,200	44,423
Prepaids and other current assets	24,546	15,244

Total current assets	232,537	167,067

PROPERTY—net of accumulated depreciation of $358,047 and $354,886, respectively	0	3,161

OTHER ASSETS:
Patents and other related costs—net of accumulated amortization of $225,740 and $204,993, respectively	343,725	364,472
Investment in InCon Processing, LLC	2,365,151	2,729,370

Total other assets	2,708,876	3,093,842

TOTAL	$2,941,413	$3,264,070

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	1,614,415	971,960
Accrued salaries and benefits	474,043	259,537
Other accrued liabilities	555,818	467,412
Notes payable	1,254,500	583,000

Total current liabilities	3,898,776	2,281,909

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock—$.001 par value—authorized 5,000,000 shares; 591,850 and 591,850 issued and outstanding, respectively (liquidation preference of $798,998)	798,998	798,998
Common stock—$.001 par value—authorized, 45,000,000 shares; 4,352,600 and 4,352,600 issued and outstanding, respectively	4,352	4,352
Additional paid-in capital	37,825,837	37,628,886
Warrants	633,332	750,743
Accumulated deficit	(40,219,882)	(38,200,818)

Total stockholders' (deficit) equity	(957,363)	982,161

TOTAL	$2,941,413	$3,264,070

See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
REVENUES:
Revenue from product sales	$7,740	$25,125	$32,472	$82,461

Total gross revenues	7,740	25,125	32,472	82,461
DISCOUNTS AND ALLOWANCES	0	12,237	8,749	38,932

Net revenues	7,740	12,888	23,723	43,529

COST OF REVENUES	1,890	8,486	11,646	56,376

Gross (loss) profit	5,850	4,402	12,077	(12,847)

OPERATING EXPENSES:
Selling, general and administrative	278,064	538,785	1,489,482	1,819,562
Research and development	0	12,350	23,632	57,875

Total operating expenses	278,064	551,135	1,513,114	1,877,437

Operating loss	(272,214)	(546,733)	(1,501,037)	(1,890,284)

OTHER INCOME (EXPENSE)
Equity in the loss of Incon Processing, L.L.C	(146,618)	(118,382)	(364,219)	(240,933)
Interest (expense) income	(12,408)	(7,216)	(153,808)	2,709

Total other income (expense)	(159,026)	(125,598)	(518,027)	(238,224)

NET LOSS	$(431,240)	$(672,331)	$(2,019,064)	$(2,128,508)

Basic and diluted net loss per common share	$(0.10)	$(0.15)	$(0.46)	$(0.47)

Weighted average number of common shares outstanding	4,352,600	4,592,836	4,352,600	4,522,019

See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended July 31,
	2002	2001
OPERATING ACTIVITIES:
Net Loss	$(2,019,064)	$(2,128,508)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	23,908	31,479
Equity in loss of joint venture	364,219	240,933
Stock-based compensation expense	79,540	110,780
Changes in operating assets and liabilities:
Trade receivables—net	4,490	4,508
Inventory	9,223	52,608
Prepaids and other current assets	(9,302)	28,238
Accounts payable	642,455	220,324
Accrued liabilities	302,912	93,268

Net cash used in operating activities	(601,619)	(1,346,370)

FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants	0	500,000
Proceeds from debt	671,500	148,000
Repayments of debt and capital leases	0	(2,278)

Net cash provided by financing activities	671,500	645,722

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,881	(700,648)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100,960	711,563

CASH AND CASH EQUIVALENTS, END OF PERIOD	$170,841	$10,915

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Expiration of warrants and reclassification to additional paid in capital	$196,951

Settlement of accrued liabilities and debt through issuance of common and preferred stock		$1,248,998

See Notes to Condensed Consolidated Financial Statements

BIONUTRICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A—	The accompanying unaudited condensed consolidated financial statements of Bionutrics, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month and nine-month periods ended July 31, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 2002. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto as of and for the year ended October 31, 2001. The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception through July 31, 2002 of $40,219,882, which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate positive cash flows from operations raise substantial doubt about whether the Company will be able to continue as a going concern for a reasonable period of time.
NOTE B—
Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the presented periods. Options, warrants, convertible debt and preferred stock are excluded from the diluted net loss per share calculation as they are anti-dilutive.
NOTE C—
In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Statement is effective for disposal activities that are initiated after December 31, 2002. The Company does not expect this SFAS to have a material effect on its financial position or results of operations.

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

Three months ended July 31, 2002 compared with three months ended July 31, 2001.

Results of Operations

        Consolidated net revenues for the quarter ended July 31, 2002 were $8,000 versus $13,000 for the same quarter in 2001.

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

        Cost of revenues for the three months ended July 31, 2002 was $2,000 versus $8,000 for the same quarter in 2001. This reduction is due to lower sales volume of evolvE.

        Operating expenses for the three months ended July 31, 2002 of $278,000 were $273,000 less than that recognized for the same quarter in 2001 of $551,000. This reduction reflects the Company's decrease in corporate activity as a result of cash constraints.

        Equity in the loss of InCon Processing, LLC was $147,000 for the three months ended July 31, 2002 compared to $118,000 for the same period in the prior year. The Company records its share of InCon Processing's loss and income using the equity method.

        InCon Processing has a fiscal year-end of August 31. The Company's equity in the joint venture's operations for the three months ended May 31, 2002 and May 31, 2001 are included in the Company's statement of operations as if they had the same fiscal quarter. Results of Operations for InCon Processing for the 3 months ended May 31, 2002 and 2001 are as follows:

	3 Months ended May 31, 2002	3 Months ended May 31, 2002
Revenues	$538,000	$773,000
Expenses	831,000	1,010,000

Net loss (income)	$(293,000)	$(237,000)

        Interest expense was $12,000 for the three months ended July 31, 2002 compared to 7,000 for the same period in the prior year. This $5,000 increase is due to the interest expense associated with the funds borrowed under the multiple advance non-revolving note.

        Net loss decreased to $431,000 or $.10 per basic and diluted share for the three months ended July 31, 2002 from $672,000, or $.15 per basic and diluted share for the quarter ended July 31, 2001 due primarily to lower operating expenses.

Nine months ended July 31, 2002 compared with nine months ended July 31, 2001.

Results of Operations

        Trends and comments as noted for the third quarter apply also to the nine month year-to-date comparisons.

        Consolidated net revenues for the nine months ended July 31, 2002 were $24,000 versus $44,000 for the same period in 2001.

        Bionutrics Health Products Inc. continues to sell its remaining evolvE® inventory. The Company is repositioning itself as a product development company and as such is engaged in discussions with potential marketing partners involving future branded products including dietary supplements and functional food products.

        Cost of revenues for the nine months ended July 31, 2002 was $12,000 versus $56,000 for the same period in 2001 due to decreased sales volume. Additionally, cost of revenues for the nine months ended 2001 was negatively impacted by the write-off of expired inventory held under consignment.

        Operating expenses for the nine months ended July 31, 2002 of $1,513,000 were $364,000 less than that recognized for the same period in 2001 of $1,877,000. This reduction reflects the Company's decrease in activity as a result of cash constraints.

        Equity in the loss of InCon Processing, LLC was $364,000 for the nine months ended July 31, 2002 compared to $241,000 for the same period in the prior year. The Company records its share of InCon Processing's loss and income using the equity method.

        InCon Processing has a fiscal year-end of August 31. The Company's equity in the joint venture's operations for the nine months ended May 31, 2002 and May 31, 2001 are included in the Company's statement of operations as if they had the same fiscal period. Results of Operations for InCon Processing for the 9 months ended May 31, 2002 and May 31, 2001 are as follows:

	9 Months ended May 31, 2002	9 Months ended May 31, 2001
Revenues	$1,860,000	$2,768,000
Expenses	2,588,000	3,251,000

Net loss	$(728,000)	$(483,000)

        Interest expense for the nine months ended July 31, 2002 was $154,000 versus income of $3,000 for the same period in 2001. This $157,000 difference is due to the interest expense associated with the issuance of the multiple advance non-revolving note.

        Net loss was $2,019,000 or $.46 per basic and diluted share for the nine months ended July 31, 2002 compared to $2,129,000 or $.47 per basic and diluted share for the same period in 2001.

Liquidity and Capital Resources

        Net cash used in operating activities during the nine-month period ended July 31, 2002 was $602,000 as compared to $1,346,000 during the same period in 2001. This decrease is due primarily to the Company's cash conservation efforts.

        The Company did not generate any cash from investing activities during the nine months ended July 31, 2002 and July 31, 2001.

        Net cash provided by financing activities totaled $672,000 for the nine-month period ended July 31, 2002 versus $646,000 from the same period in 2001. The cash provided during the nine months ended July 31, 2002 was from the issuance of debt whereas the cash provided during the same period in the previous year was from both the sale of common stock as well as debt proceeds.

        In October 2001, the Company executed an amended and restated consolidated multiple advance non-revolving note to borrow up to $700,000 from certain directors, a stockholder and an unrelated party. The amount borrowed on October 31, 2001 was $583,000. The note agreement required a fixed interest payment of $140,000 if the full $700,000 were borrowed. The Company computed interest expense based on 20% of the amount borrowed over the period borrowed regardless of the number of days outstanding. The note payable is secured by the assets of the Company. The note was payable in full on January 2, 2002 and is convertible, at the option of the lenders, into shares of the Company's common stock at the rate of $1.00 per share. On January 30, 2002, the note was amended to increase the amount that could be borrowed to $860,000, the fixed interest payment to $172,000 if the full $860,000 were borrowed, and to extend the due date to March 1, 2002. On April 9, 2002, the note was amended to increase the amount that can be borrowed to $1,154,500, the fixed interest payment to $230,900 if the full $1,154,500 were borrowed, and to extend the due date to June 1, 2002. On July 10, 2002, the note was amended to increase the amount that can be borrowed to $1,300,000, the fixed interest payment to $260,000 if the full $1,300,000 is borrowed, and to extend the due date to January 10, 2003. As of September 10, 2002, the amount borrowed under the note was $1,254,500.

        In August, 2001, the Company entered into a stock purchase agreement with Pharmaceutical Marketing Brands, Inc. (PMB), as nominee, for the purchase of 49% of the Company and options to purchase 5,000,000 shares of common stock at $1.00 per share, for $5 million. This agreement was amended on October 5, 2001, to assign PMB's rights, as nominee, to its principal HealthSTAR Holding LLC and to provide for an increase in the investment from $5 million to a minimum of $6.5 million up to a maximum of $10 million at $1.00 per share of common stock and for the Company to sell such shares directly to institutional and or accredited investors subject to a voting agreement among the parties. This agreement for the purchase of 49% of the Company's common stock by HealthSTAR Holdings LLC is no longer in place and such agreement has been cancelled. The Company has agreed with HealthSTAR Communications, Inc., an affiliated company of HealthSTAR Holding LLC, to form an alliance for the commercialization and promotion of its technology and products. As part of the alliance, HealthSTAR Communications, Inc. will attempt to "place" the Company's products with pharmaceutical and other "marketing partners" who will in turn compensate the Company through royalty and other fees. HealthSTAR Communications, Inc. will also be compensated by the marketing partners for the promotion of those products and the Company will participate in the fees paid HealthSTAR Communications, Inc. for that promotion. The Company expects any purchase of its common stock by HealthSTAR Holdings LLC (or HealthSTAR Communications, Inc.) will be less than 1,000,000 shares at $1.00 per share for $1,000,000. Issues relating to such a purchase are being addressed by the parties and no decision has been reached at this time and there is no assurance that any such agreement will be reached.

        The Company previously indicated it was negotiating the private sale of 10,000,000 shares of its common stock to an investor at the price of $1.10 per share. The sale as discussed was expected to contain a shareholder agreement with certain provisions relating to a shareholder voting agreement and restrictions on future resale of the shares. This sale has not taken place as of September 12, 2002 and the parties are still reviewing the matter with the intent of completing the transaction. There can be no assurance that this private placement will proceed as discussed or that it will close and provide the Company with the indicated cash.

        In September 2000, the Company and Justicia Holdings Ltd. entered into a common stock Purchase Agreement for the future issuance and purchase of shares of the Company's common stock. The Agreement establishes what is sometimes termed as an equity line of credit or an equity draw down facility. The Agreement permits the company, in its discretion, and subject to certain restrictions, to sell up to an aggregate of 800,000 shares, with the maximum amount for each sale not to exceed $1,000,000 each month, based on a formula of weighted average price and total trading volume for a given period. The period during which the Company can make such sales is two years beginning upon the effective date of a registration statement for the resale of the shares. The price is based on the volume weighted average daily price of the Company's common stock for the 22 trading days following a draw down notice. Drawdowns are available every 29 trading days. The current stock price and trading volume severely limit the amount available to the Company at any one drawdown period. The common stock purchase agreement with Justicia Holdings Ltd limits the Company's ability to sell its securities for cash at a discount to the market price pursuant to an equity line type financing for 24 months from the effective date of the registration statement filed on December 28, 2000 or 60 days after the entire 800,000 shares have been purchased. The Company is not permitted to drawdown on the equity line until the registration statement filed on Justicia's behalf becomes effective. The Company is uncertain about the action it will take in the future concerning this agreement. There is no assurance that the required registration statement for the sale of stock per this agreement will become effective or that the Company will realize any cash proceeds from such a sale.

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

        The Company has made application for a loan in the amount of $5,000,000 to a lender that specializes in loans secured by intellectual properties. If the Company were successful in obtaining this loan, it would receive up to $5,000,000 (less closing costs and points estimated to total $350,000) and would be required to place as much or more than $5,000,000 of debt on its financial statement depending on the structure of the loan. The terms of this agreement are presently being discussed. There is no assurance the Company will succeed in obtaining this loan or that, if successful in obtaining the loan that the terms and conditions will be as described herein.

        The loan would be secured by a "pod" of patents owned by the Company's subsidiary, LipoGenics, Inc. If the Company defaults on the loan's interest payments, loan repayment or other material provisions of the loan agreements, the lender would be entitled to foreclose on the collateral and, in such case, the Company would lose such patents and all associated rights. The loss of these patents could have a material adverse effect on the Company.

Controls and Procedures

        Since May 1, 2002, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls.

BIONUTRICS, INC.

PART II—OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    Exhibit 10.60    Third Amended and Restated Consolidated Multiple Advance Non-Revolving Note, dated July 10, 2002

    Exhibit 10.61    Amendment No. 2 to Amendment No. 1 to Amended and Restated Loan and Stock Pledge Agreement, dated July 10, 2002

    Exhibit 10.62    Amendment No. 2 to Amendment No. 1 to Amended and Restated Security Agreement, dated July 10, 2002

    Exhibit 99.1    Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    Exhibit 99.2    Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K—None

BIONUTRICS, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bionutrics, Inc. (Registrant)
By:	/s/ RONALD H. LANE Ronald H. Lane
Title:	Chairman of the Board, Chief Executive Officer and President
Date:	September 12, 2002
By:	/s/ KAREN J. HARWELL Karen J. Harwell
Title:	Controller and Chief Accounting Officer
Date:	September 12, 2002

CERTIFICATION

I, Ronald H. Lane, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Bionutrics, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002
/s/ RONALD H. LANE Ronald H. Lane Chairman of the Board, Chief Executive Officer and President

CERTIFICATION

I, Karen J. Harwell, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Bionutrics, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002
/s/ KAREN J. HARWELL Karen J. Harwell Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
Exhibit 10.60	Third Amended and Restated Consolidated Multiple Advance Non-Revolving Note, dated July 10, 2002
Exhibit 10.61	Amendment No. 2 to Amendment No. 1 to Amended and Restated Loan and Stock Pledge Agreement, dated July 10, 2002
Exhibit 10.62	Amendment No. 2 to Amendment No. 1 to Amended and Restated Security Agreement, dated July 10, 2002
Exhibit 99.1	Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

BIONUTRICS, INC. INDEX TO QUARTERLY REPORT ON FORM 10-Q
BIONUTRICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
BIONUTRICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
BIONUTRICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
BIONUTRICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
BIONUTRICS, INC. Management's Discussion and Analysis
PART II—OTHER INFORMATION
  ITEM 6 Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
EXHIBIT INDEX