Form 10-K
period 2002-10-31
BIONUTRICS INC
filed 2005-01-11
CIK 1030839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                                   (Mark One)

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended.................October 31, 2002, October 31, 2003 and October 31, 2004


                 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                         Commission File Number 0-22011
                 -----------------------------------------------


                                Bionutrics, Inc.

             (Exact name of registrant as specified in its charter)

                 -----------------------------------------------


              Nevada                                            86-0760991
   (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)


2415 East Camelback Road, Suite 700, Phoenix, AZ                  85016
(Address of principal executive offices)                        (zip code)

               Registrant's telephone number, including area code:
                                 (602) 508-0112

                 -----------------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None.

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
                    -----------------------------------------

                                (Title of Class)

Indicate by Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No |[X].

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X].

As of January 6, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price of such stock as of such date on the Pink Sheets, was $6,247,922.

As of January 6, 2005, there were 16,052,100 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Bionutrics, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I

Item 1. Business.

Introduction

      Bionutrics, Inc. ("Bionutrics" or the "Company") is a pharmaceutical company developing and commercializing proprietary and brandable drug and/or functional nutrition products. The Company's technology development program has been primarily directed to inflammation and related lipid disorders. Recently, Bionutrics entered into an agreement with Nostrum Pharmaceuticals, Inc., a privately owned pharmaceutical development company ("Nostrum"), pursuant to which the Company obtained certain exclusive worldwide rights to Nostrum's current and future technology as applied to certain drug candidates. These products, based on proprietary formulation technology, represent improved versions of branded pharmaceutical products currently being marketed by other companies and are not necessarily limited to inflammation or lipid disorders. Nostrum has a platform of proprietary technologies that the Company believes will provide it with a specialized delivery foundation for use in its product formulation. The Company expects its development and commercialization efforts in the foreseeable future to be based primarily on the Nostrum supplied technology and/or products.

      The Company's three primary subsidiaries are LipoGenics, Inc. ("LipoGenics"), Bionutrics Health Products, Inc. ("BHP" or "Health Products"), and InCon Technologies Inc. ("InCon"). LipoGenics serves as the product research arm of the Company with a focus on the discovery and development of active compounds for both drugs and functional nutrition. Health Products is the market research and product positioning company charged to deliver new functional nutrition products to marketing partners. InCon Processing, LLC ("InCon Processing") in which the Company has a 50% ownership interest together with Asia Pacific Investment Holdings Limited, a private company operating out of Singapore, is a molecular separation company providing the Company with certain functional nutrition product ingredients. Bionutrics also has three inactive subsidiaries, Nutrition Technology Corporation, InCon International Ltd., and Cosmedics, Inc.

      Bionutrics was incorporated in Nevada in 1990. All its subsidiaries are organized in Delaware except Nutrition Technology Corporation, which is organized in Nevada, and InCon International Ltd., which is organized in the British Virgin Islands. References herein to Bionutrics or the Company are to the parent corporation and its subsidiaries except where otherwise indicated. The Company maintains its principal offices at 2415 East Camelback Road, Suite 700, Phoenix, Arizona 85016; its telephone number is (602) 508-0112.

HISTORICAL

      Bionutrics was founded to pioneer the discovery and development of biological active compounds having applications as both pharmaceutical and functional nutrition products. The Company's early efforts targeted the newly emerging field of functional nutrition - the marriage of drugs and food - with the view that it affords an early route to commercialization of proprietary active biologics. The Company's technology development plan was to source these biologically active compounds from food commodity processing by-product streams, and develop forms of these compounds as both pharmaceutical and proprietary functional nutrition products. Initial technology assets developed by the Company have potential applications in a number of large markets including cardiovascular disease, diabetes, and a host of auto-immune conditions.

      The Company's efforts over the previous decade have positioned it with proprietary technology, compounds, processing methods, and products having application to worldwide markets of potential significance. Initial technology includes tocotrienol (a new form of vitamin-E) based products.

      Bionutrics' first cardiovascular product was a dietary supplement marketed under the brand name of evolvE(R), and which contained a tocotrienol based ingredient, Clearesterol(TM). evolvE(R) was launched in late fiscal 1997 in a national campaign targeting mass-market retail distribution, and the product was stocked in more than 42,000 stores, including virtually every drug store chain in the United States. Unfortunately (and unexpectedly), the Company found itself in the position of having insufficient capital to continue adequate promotion of the product on a national level. Unable to promote or support marketing and sales of evolvE(R), the Company pulled back on evolvE(R) and focused on developing its proprietary technology and intellectual property through alliances and marketing partners (versus direct sales to consumers). Accordingly, evolvE(R) is not presently viewed as a significant part of the Company's product future.

Industry Overview

Regulated Pharmaceutical Products

      The United States pharmaceutical market in 2003 was reportedly $170 billion in size. Prescriptions written for branded proprietary drugs are about equal in number to generic drugs, but the value ratio of branded and patented versus generic is 85/15, that is, revenue generated from branded prescription drugs is $85 versus $15 for generics. Management believes traditional, brandable and patented drugs involve high development costs, high regulatory risk and a prolonged approval process, but due to the fact that their patent protection restricts competition, these drugs garner high margins in distribution. Generic drugs, on the other hand, generally have relatively low development costs, low regulatory risk and a short approval process, but, since generics generally are subject to intense competition, these drugs typically are sold as low-margin commodities.

      Positioned between patented drugs and generics are drugs which are the subject of so-called "505(b)(2)" applications. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (the "FDCA") was established by the Hatch-Waxman Amendments of 1984 to allow sponsors to obtain approval of new drug applications ("NDAs") based upon "full reports of investigations" establishing a drug's safety and efficacy where such investigations "were not conducted by or for the 505(b)(2) applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted" (21 U.S.C. 355(b)(2)).

      The FDCA permits the approval of certain products under a modified version of the original, traditional NDA. The complexity, development costs and approval processes for these drugs is generally in between that of the full, traditional NDA and generics. The Company believes that with the 505(b)(2) application process, novel compositions or uses of known "off-patent" pharmaceutical entities formulated in novel ways, have a relatively low development cost, low regulatory risk and a shortened approval process. However, due to the patent protection and branding available to these new formulations, these drugs can be marketed as higher-margin products, depending on product differentiation.

Functional Nutrition

      The Company competes within the functional nutrition category of products, which is made up of functional foods, medical foods and dietary supplements, including vitamins, minerals and supplements. Each of these sub-categories has a definition, legal and competitive, which distinguishes it from the others.

      Functional foods began with a National Cancer Institute initiative to find ways of supplementing foods to enhance their cancer fighting potential. The functional food category may be defined as conventional foods or foods for special dietary use that are regulated under the Nutritional Labeling and Education Act of 1990 (the "NLEA") that have enhanced health benefits. These products may require FDA pre-approval of a health claim or of a food additive petition. From a marketing perspective, it may be difficult to distinguish between certain non-modified products such as vegetables and those that have been specially prepared to enhance health. However, the majority of new entries in this category are specially-fortified versions of conventional foods. Functional foods are one of the fastest growing categories of food products in the United States. The U.S. alone represents one-third of the global nutrition market, and functional food sales are projected to exceed $30 billion by the end of the decade (Global Information, Inc.).

      Products that exemplify the category include stanol fortified margarines and salad dressings as well as certain fortified bars and meal replacements. As these products take hold in the mainstream, newer products such as enriched eggs and fully prepared and packaged foods continue to proliferate. The backbone for these products is the bioactive ingredients that enable the products to provide health or functional benefits. The Company believes bioactive ingredients from soy protein, oat bran and psyllium as macro ingredients, to stanols, isoflavones and tocotrienols are beginning to fuel growth and product development momentum in the food industry.

      The medical food category is unique in that it is not regulated under the NLEA. These products are different from NLEA regulated foods for special dietary use in that they must meet specific requirements. Products that meet the strict statutory definition of medical foods, which includes the requirement that such products be used under the direction and care of a physician, are a small segment of the functional food group. However, many marketing companies are adding medical foods to their product lines. In using this special category, many new dietary ingredients may be conveniently delivered to consumers and more specific information may be provided on labels to help consumers identify products that may help them with their specific health concerns. The market for these products is being driven by the consumers' increasing willingness to self-medicate. Examples of current medical foods are arginine enriched bars for heart health and specially formulated bars and other foods for diabetics.

      Dietary supplements are part of the health and natural food market in the United States. This market is approaching $18 billion in 2004 (Friedman School of Nutrition and Policy, Tufts University). The expansion of this market is largely the result of the rapidly growing portion of the population over 40 years old, who are concerned with aging and disease, combined with favorable shifts in consumer attitude toward natural health care. Recent estimates indicate that 54% of the U.S. population uses nutritional supplements at least occasionally in some form. Nutritional awareness and market size are also growing in other parts of the world. Bionutrics intends to access these global opportunities for product sales of both dietary supplements and functional foods, in each case, through strategic partners.

      The growth of sales of dietary supplements has resulted largely from recent studies indicating a correlation between the regular consumption of selected vitamins and nutritional supplements and reduced incidences of conditions such as cancer, heart disease and osteoporosis. Within the dietary supplement category, antioxidants remain the growth leader. One antioxidant, vitamin E, has shown particularly strong growth, resulting in estimated retail sales in excess of $500 million in 1999. Dietary supplements, including both vitamins and nutritional supplements, are consumed specifically to enhance bodily structure or functions, such as thinking, athletic performance or cholesterol maintenance. Under current law a dietary supplement may not claim to prevent, treat or cure a disease (see "Government Regulation" below), which restricts the manner in which dietary supplements may be marketed and the claims that may lawfully be made.

Product Development

      Bionutrics' product development plan through its agreement with Nostrum initially targets 505(b)(2) candidates not yet identified. The Company believes it can garner early revenue through development and marketing alliances with other pharmaceutical companies because these 505(b)(2) products will be proprietary (patents issued and pending). The Company has not yet entered into any such alliances and can provide no assurance that the Company will be able to enter into development and marketing arrangements with other pharmaceutical companies on acceptable terms, in the future or at all.

      The Company also has a series of proprietary functional nutrition products under development which could provide the Company with a source of revenue prior to obtaining Food and Drug Administration ("FDA") approval for the 505(b)(2) products. In addition, the Company owns patented single entity compounds with multiple anti-inflammatory applications that have potential as ethical drugs via the NDA approval route. The Company currently anticipates that these applications will be developed on a longer-term basis, not having the priority, focus or budget of the 505(b)(2) candidates.

Marketing

      In addition to near-term licensing, the Company intends to build its own marketing and sales force over the next several years. Because of the high cost of product entry today, companies with the commitment and capacity to provide consumer advertising and support with the retail trade will be best positioned for success. Bionutrics intends to market its products through partnerships with such companies. This arrangement will allow the Company to invest its resources in product development and to rely on its partners to meet the advertising, public relations and other promotional costs for their respective markets. Amounts spent on research and development by the Company in recent years are as follows: 2000: $115,400; 2001: $22,116; 2002: $24,345; 2003: $6250; 2004: $250.

Nostrum Pharmaceuticals

      Bionutrics believes that the alliance between the Company and Nostrum, which is based on the technical foundation provided by Nostrum and product selection, clinical development, marketing and commercialization by Bionutrics, provides excellent opportunities for commercial success. Nostrum is a specialty pharmaceutical company engaged in formulation and development of orally-administered, branded and generic drugs, which utilize Nostrum's proprietary drug delivery technologies. Nostrum's technology involves a variety of methods for producing improved pharmacokinetics, safety, "food effect", availability, side-effect profile and general friendliness of previously approved drugs. The Company believes that pharmaceutical companies are increasingly utilizing controlled-release drug delivery technologies to improve therapy. The Company believes this will provide it with increasing opportunities.

      Controlled-release drug delivery technologies are employed by the pharmaceutical industry generally to provide more consistent and appropriate drug levels in the bloodstream than are achieved with immediate-release drug delivery forms. Nostrum, while incorporating controlled-release technologies, has developed (and is developing) several distinct and complementary proprietary drug delivery methods intended to create "patient-friendly", product specific technology extending beyond controlled-release uses. This technology is protected in an expanding series of patents and patent applications which cover methods of use and compositions of matter.

      Nostrum's current patents cover Controlled Release Matrix Formulation, Controlled Release Tablet Formulation, Carrier for Controlled Release matrix, Controlled Release Coating and a Method for Improved Dissolution. Nostrum has over 30 drugs under development which employ its proprietary technology. Nostrum has previously entered into collaborative development agreements with four major pharmaceutical companies for the development of sixteen generic drugs which employ Nostrum's proprietary technology.

      Bionutrics issued six million shares of common stock in a private placement to Nostrum as payment for the technology and products to be made available under the agreement. There is no additional compensation due to Nostrum for the technology available to Bionutrics under the agreement. However, Nostrum has the right, upon written notice to the Company, to terminate the agreement or any project(s) and product(s) provided thereunder in the event that any of the following conditions are not satisfied by February 15, 2005: (i) all notes or other indebtedness of the Company that is convertible into common stock shall have been paid in full or converted; (ii) the Company shall have no indebtedness that is secured by its property; (iii) the Company shall have obtained lock-up agreements from the holders of at least 13,500,000 shares of common stock agreeing not to sell shares of common stock in the public market for a period of 18 months (whereby no shares may be sold for the first nine months and a limited number of shares may be sold for the next nine months); and
(iv) the Company shall have raised gross proceeds of at least $1,000,000 in a private placement of its equity securities; and the rights granted thereunder are of no effect until those conditions are satisfied.

      In the event Nostrum terminates the agreement, Nostrum would be required immediately to return the six million shares of common stock it received and Bionutrics would have no further rights to the technology or products thereunder. There is no assurance that any of the 505(b)(2) candidates the Company receives from Nostrum will successfully complete clinical trials, will receive FDA approval for distribution, will be successfully marketed or sub-licensed to a third party or generate revenue for Bionutrics. There is no assurance the Company will be able to locate or hire the competent staff necessary to undertake development of the 505(b)(2) candidates, apply for and receive FDA approval for distribution, or undertake the launch and marketing of these products to produce revenue. Furthermore, development of the 505(b)(2) candidates will require the Company to raise substantial capital over the next several years. There is no assurance that funding will be available. If it is, it could result in significant future issuance of the Company's stock and a corresponding dilution of the interests of current stockholders.

Enem of Bombay

      Enem Nostrum Remedies Pvt. Ltd. ("Enem") is an Indian affiliate of Nostrum located in Bombay, India. The Company believes the research facilities of Enem are state of the art, staffed with 40 researchers and supplied with technically advanced analytical and testing equipment. The facility is managed by Dr. Kavita Inamdar who supervises Enem's day-to-day R&D operations and coordinates with Nostrum's R&D initiatives in the U.S. Dr. Inamdar has been serving Enem as Vice President since inception. Dr. Inamdar received her Ph.D. from S.N.D.T. University, Mumbai, India in 1996.

      Nostrum has the right to contract with Enem for research and studies related to the products discussed above. The Company believes that Enem, through the Nostrum agreement, provides it, with access to highly qualified personnel and the research they conduct at a much lower cost than would otherwise be available. It is not anticipated that the Company will contract directly with Enem, rather that Enem will contract with Nostrum in connection with the Company's agreement with Nostrum.

      Bionutrics intends to use Nostrum's formulation technology as a foundation for the development and commercialization of proprietary drug and functional nutrition products. Its business model calls for a rapid development of products and push to market. The early focus will be the development of 505(b)(2) drugs. The Company believes it may have four 505(b)(2) candidates, which will supply it with new drug applications for the next several years. While the Company believes it will have less of an impact on its future revenues, but may provide more current cash flow, the Company will exploit some of its patented technology in the development of functional nutrition products by means of marketing alliances.

      Bionutrics intends to invest its resources primarily in the development of 505(b)(2) drug products. The Company believes the 505(b)(2) applications afford a unique combination of relatively high return and low risk. With the 505(b)(2) application process, the Company believes novel compositions or uses of known "off-patent" pharmaceutical entities novelly formulated, have a relatively low development cost, low regulatory risk and a shortened approval process, but, because of new patent protection and branding, these entities are positioned as higher-margin products.

      The Company can provide no assurances that it will be able successfully to develop and market any 505(b)(2) products or in otherwise implementing the business model. If the Company is unable to implement its business model or if it is unable to obtain sufficient working capital, its business, financial condition and results of operations could be seriously harmed.

Manufacturing

      Bionutrics' operating strategy for functional nutrition products is to leverage its core competency of new product development by partnering raw material and finished goods manufacturing with consumer marketing initiatives. In particular, the Company desires within its limited program for functional nutrition products to expand its manufacturing base and take advantage of value-added commodity by-product processing technology without operational responsibility or capital risk. To accomplish this, the Company is seeking to form partnerships with global pharmaceutical and food manufacturing firms which would assume the logistic, transportation, distribution, regulatory, environmental, labor, administration and other operational elements associated with the processing of by-product streams necessary to manufacture these products.

ABF Alliance

      In 1998, Bionutrics and ABF North America Corp. ("ABF"), the U.S. subsidiary of Associated British Foods Plc, a company headquartered in London, England, entered into an alliance for the manufacturing of certain rice bran based food and other functional nutrition products. The intent of the alliance was for ABF to manufacture the Company's products, when feasible, and in the process to unburden the Company of related operational and capital issues.

      As part of the 1998 transaction, ACH (formerly AC HUMKO CORP.), a subsidiary of ABF, acquired for $2 million Bionutrics' rice bran-processing technology for use in North America. The technology acquisition was part of a contemporaneous $4 million stock investment in Bionutrics and a subsequent purchase for approximately $2.5 million of certain oil processing assets from the plant owned by Bionutrics' subsidiary, Nutrition Technology Corp., in West Monroe, Louisiana.

      The Company agreed to acquire Clearesterol and other ingredients from ACH, although its current inventory of evolvE(R) has been sufficient for current requirements. In addition, the Company also relies on outside sources for evolvE(R) encapsulation. With the current inventory levels and reduced sales of evolvE(R), the Company does not anticipate needing encapsulation services in the foreseeable future. Consequently, the Company does not consider any supplier or manufacturer as significant to its current operations.

InCon Processing, LLC

      In June 1999, the Company further reduced its manufacturing exposure by merging its molecular separation operation, InCon Technologies Inc. ("InCon"), with ACH to create a new joint venture company, InCon Processing, LLC ("InCon Processing"). InCon transferred substantially all of its assets to the newly formed company for which it received a payment of $3,000,000 and a 50% interest in the new company. In October 2000, the Company agreed to issue 60,000 shares of common stock, valued at $300,000, to ACH as consideration for the release of certain obligations under the Master Formation Agreement and Members Agreement related to the formation of this venture and its original financial structure.

      InCon Processing's ability to engineer and design equipment necessary to convert raw material sources into value-added active compounds and nutritional products provides Bionutrics with a core competency. This is important because the nature of active compounds renders them difficult to process, isolate, and recover. Producers of raw material by-product streams generally do not have this requisite equipment. Bionutrics believes its compound discovery, clinical research and product market capabilities in combination with InCon Processing's technology give the Company competitive and operational advantages to the extent relevant functional nutrition products are pursued and developed.

      InCon Processing operates a specialized development and chemical manufacturing facility located in Batavia, Illinois, approximately 45 miles due west of Chicago. The 30,000 square foot facility contains uniquely fabricated molecular distillation and other molecular separation equipment. Molecular distillation is a manufacturing process where under vacuum, selective molecules are evaporated and, thereby, removed or concentrated in a precise manner. Molecular distillation has advantages over other systems, depending on the material processed, of limiting thermal degradation, greater precision or enhanced economics. InCon Processing has developed significant skill in applying molecular distillation technology to engineering and designing molecular separation equipment. Other methods of molecular separation including dry fractionation, chromatographic isolation, solvent extraction and membrane separation are potentially employed in its designed systems.

      InCon Processing provides toll molecular separation services for independent companies requiring chemical separation services for the manufacturing of their products. InCon Processing markets its engineering and design skills independently of the Company's raw materials sourcing and sells specifically designed equipment to unrelated third parties as part of its oil processing plant design and construction oversight.

      InCon Processing faces competition for its services from a number of companies as well as from expanding in-house capabilities of several of its customers and potential customers. In the first quarter of 2003, Eastman Chemical, a key customer for several years has ceased contracting with InCon Processing for such services, resulting in a significant drop in revenue. The future viability of InCon Processing will depend in part in its ability to replace and add to this lost revenue. On June 16, 2003, ACH sold its interest in InCon Processing to Asia Pacific Investment Holdings Limited, a private company located in Singapore. Asia Pacific and Bionutrics are investigating several possible future directions and opportunities for InCon Processing to pursue, both for its business strategy and for new revenue sources. There is no assurance that InCon Processing will be able to generate adequate revenues in the near future to permit continued operations as presently structured. InCon Processing will require additional capital if revenues are not increased, and if additional capital is not available, InCon Processing may have to curtail or cease operations.

Key Customers

      Bionutrics has made no effort to market any products in the past several years. The Company currently has no key customers for any of its products and its new products are not adequately developed to be ready for marketing or sales. InCon Processing has nine customers that account for 81% of its toll processing revenue. Toll processing is approximately 40% of InCon Processing's total revenue, with the remainder derived from non-recurring equipment contracts. The toll processing and equipment contracts with those customers and the products produced as part of the contracts are subject to confidentiality undertakings agreed to in the applicable contracts.

Patents and Trademark

      Bionutrics has developed technology, has received 10 issued U.S. patents and has several pending U.S. patent applications (with numerous foreign counterparts) covering novel tocotrienols and tocotrienol-like compounds, methods for their use, compositions containing those compounds and production processes in the area of tocotrienols. In addition, the Company acquired one U.S. patent with four corresponding foreign patent applications claiming methods for promoting weight and fat loss.

      Bionutrics' first U.S. patent, obtained through its R&D subsidiary LipoGenics (U.S. patent 5,591,772) was issued in January 1997. This patent, through composition of matter claims, secures protection for several novel vitamin-E like compounds discovered by the Company and by means of method and process claims, protects methods for using and processes for producing those compounds. The patent may also serve to protect tocotrienol based dietary supplements similar to Bionutrics' evolvE(R) brand. A second U.S. patent was issued in October 1998 (U.S. patent 5,821,264) with claims that parallel those of the January 1997 patent but refer to a broader and more generic class of compounds.

      The Company has also been successful in obtaining patent protection for its unique tocotrienol processing technology. In June 1999, Bionutrics received a U.S. patent directed to specific tocotrienol/tocopherol production processes (U.S. patent 5,908,940). In March 2001, the Company was awarded a U.S. patent for tocotrienol-rich fractions produced using its proprietary tocotrienol/tocopherol production process (U.S. patent 6,204,290).

      Bionutrics continued to enhance its portfolio of patents covering the use of tocotrienols to treat and prevent a wide range of disorders and conditions. In July 1999, a broad U.S. patent was issued to the Company for methods to treat and prevent cancer using tocotrienols (U.S. patent 5,919,818). This patent contains method claims directed to the known, naturally occurring tocotrienols (such as a-tocotrienol and a-tocotrienol), as well as Bionutrics' novel proprietary tocotrienols and other vitamin-E like compounds. The Company was awarded a similarly broad U.S. patent in May 2001, claiming the use of tocotrienols to treat inflammatory conditions (U.S. patent 6,239,171). In November 2000, Bionutrics received another patent (U.S. patent 6,143,770) for a composition comprising tocotrienol, or a mixture thereof, and nicotinic acid. This technology has application to cardiovascular health and diabetes and related disorders. Additional U.S. and foreign patent applications that focus on other diseases and conditions are pending. Any launch of new products resulting from this development effort would presumably not occur until the end of 2005, at the earliest. Continued development of the Company's technology and pursuit of patents (including previously submitted patent applications) will depend on the Company's ability to raise adequate capital, without which the Company may not be able to complete its past patent application efforts or undertake new applications, and the Company may not be able to defend its issued patents from challenge or infringement.

Competition

      The market for functional nutrition is developing with many companies just beginning to determine how and if they will compete in this new product segment. Candidates for mass-market retail competition include virtually all companies currently engaged in retail mass-market consumer marketing of food and over the counter ("OTC") products. While these same companies are potential customer targets for Bionutrics, they also are potential competitors because of their own product development programs or programs they sponsor. Notably, these companies include American Home Products, Bayer, Warner-Lambert, Pharmaton Boehringer Ingleheim, Bristol-Myers Squibb, Novartis and Smith Kline Beecham with OTC and dietary supplements, and Kraft, Nabisco, Nestle, Danone, Kellogg, General Mills, Proctor & Gamble and Hunt-Wesson/ConAgra with food. Ingredient manufacturing companies such as BASF, ADM, Hoffmann LaRoche, Heckle, Cargill, and Eastman Chemical are all involved in both food and pharmaceutical/pharmaceutical intermediate processing and sales, and have begun to promote products with functional food applications. These companies represent some of the largest companies in the world and most formidable competition for any firm considering entering the functional nutrition business, including Bionutrics. These firms, in varying degrees depending upon the significance and value of the technology they bring, also represent potential strategic partners for firms entering the field.

      The Company intends to pursue strategic partnerships to develop new products for the ethical drug and functional food markets because the market is so highly competitive and requires extensive resources to compete effectively. No arrangements have yet been entered into and no assurance can be given that partners can be found or that terms acceptable to the Company can be negotiated. The Company does not have any products that have been submitted for regulatory approval. The Company expects to focus in the near term on compounds and devices that are in the preclinical stage of development.

Government Regulation

      The manufacture and marketing of pharmaceutical products and the Company's ongoing research and development activities in the United States require the approval of numerous governmental agencies, including the FDA. The FDA has established mandatory procedures and safety standards that apply to preclinical testing and clinical trials, as well as to the manufacture and marketing of pharmaceutical products. State, local and other authorities also regulate pharmaceutical manufacturing facilities. In addition, similar approvals from comparable agencies in most foreign countries in which the Company might seek to do business must be obtained.

      Marketing approval of a new drug by the FDA may follow one of three routes. First, and most formidable, is the submission of a traditional or full New Drug Application ("NDA") under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act. Second, where an applicant chooses to rely in part on data generated or approvals obtained previously by other parties, it can submit a more limited NDA described in Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. Either of these types of applications may also qualify for "Fast Track" status, granted by the FDA under Section 506 of the federal Food, Drug and Cosmetic Act. Third, an Abbreviated New Drug Application ("ANDA") is permitted under Section 505(j) of the Federal Food, Drug and Cosmetic Act for products which are shown to be pharmaceutically and therapeutically equivalent to previously-approved drug products. The Company anticipates that all of its potential drug products in the near term will be subject to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act and do not presently plan any products for submission under Section 505(j).

      Human clinical trials submitted under a traditional or full NDA generally consist of pharmacokinetic studies, dose ranging studies and adequate and well-controlled studies designed to demonstrate the safety and efficacy of the drug. These studies are typically but not necessarily conducted in three phases. Phase I studies test for safety, dosage tolerance, absorption, metabolism, distribution and excretion, usually in healthy human subjects. Phase II studies evaluate effectiveness and safety in patients who have the medical condition that the drug is intended to treat. Phase III studies include trials that are designed to accumulate the pivotal safety and efficacy data that are necessary to satisfy the requirements for an NDA approval.

      Section 505(b)(2) applications are required by the FDA to contain full reports of investigations of safety and effectiveness. However, in contrast to a traditional NDA, in which the applicant submits all of the data demonstrating safety and effectiveness, an application described in Section 505(b)(2) can rely upon studies conducted by unaffiliated parties on a drug having the same active agent as the drug intended to be marketed by the applicant even though the applicant has not obtained a right of reference from the unaffiliated party. Furthermore, where the active agent has been approved by the FDA under Section 505(b) of the Federal Food, Drug and Cosmetic Act, the Section 505(b)(2) applicant is permitted to rely on the fact that the active agent has been determined to be safe and effective. As a consequence, the preclinical and clinical development programs leading to the submission of an NDA under Section 505(b)(2) may be less expensive to carry out and can be concluded in a shorter period of time than programs required for a Section 505(b)(1) application.

      While Section 505(b)(2) applicants may rely upon much information belonging to third parties, such applicants are usually required to conduct some preclinical and/or clinical trials, to support the application to their product of the safety and efficacy data generated by third parties on other drug products and to demonstrate the safety and effectiveness of their products despite any differences between their products and the prior studied products. In its review of any NDA submissions, the FDA has broad discretion to require an applicant to generate additional data related to safety and efficacy, and it is impossible to predict the number or nature of the studies that may be required before the FDA will grant approval.

      The submission or approval of an NDA covered by Section 505(b)(2) can be subject to a number of limitations. For example, depending on the specific formulations and combinations the Company decides to pursue, it may be required to certify that certain patents listed with the FDA by the sponsors of related drug products would not be infringed by the Company's products, and to provide those sponsors and the patent holders with notice of contention. In the event that the holders of those patents initiate an action against the Company within 45 days of receipt of notice, alleging that one of the Company's products would infringe their patents, the approval of that product would be delayed for 30 to 36 months, or until a decision is reached in the litigation that either confirms that the Company does not infringe the patent or enjoins the marketing of its product until the relevant patents expire. It is the Company's intention, in designing its drug products and in choosing the specific product formulations to pursue, to avoid the need to certify to listed patents under these procedures or, if necessary, to make certifications only to patents which the Company believes it clearly does not infringe and which, therefore, would be unlikely to lead to an infringement claim by the patent holders. However, subsequent approvals of new, similar drug products or new patent listings for previously-approved drug products may trigger new non-patent exclusivity periods potentially applicable to its products or a need to certify to additional or new patents. These requirements may entail unexpected delays in the approval of the products, may entail unexpected litigation costs in the event that the Company decides to challenge newly-listed patents, and/or necessitates that the Company generate more or different data than it currently anticipates in order to support an NDA approval. In any event, all data necessary to satisfy the FDA concerning the safety and effectiveness of the Company's own versions of these products will have to be gleaned from the scientific literature and/or generated by or for it. These data are expected to include information establishing the safety and efficacy of the intended dosages and any other differences between the dosage form and the conditions for use of the products and the dosage form and conditions for use of the previously-approved products. In its review of the Company's NDA submissions, the FDA will have broad discretion to require the Company to generate additional data and respond to questions regarding these differences, and it is impossible to predict the number or nature of the studies that may be required before the FDA will grant approval. No assurance can be given that NDAs submitted for the Company's products will receive FDA approval on a timely basis, if at all.

      The submission of an NDA is typically the subject of a user fee, currently in excess of $500,000, and products covered by approved NDAs are subject to product fees payable annually to the FDA. Facilities where approved prescription drug products are manufactured are also subject to annual establishment fees.

      To take a pharmaceutical product from the discovery stage through research and preclinical development to the point where the Company and its partners can make the filings necessary (to FDA and governmental agencies outside the U.S.) to conduct human clinical trials may take several years. Regulatory requirements for human clinical trials are substantial, depend upon a variety of factors, vary by country and will further add to the time necessary to determine whether a product candidate can be approved for human use. The Company does not have any pharmaceutical products that have commenced this trial process. There can be no assurance that the Company will be able to demonstrate that any of its future drug candidates are safe and will be efficacious under these regulatory procedures.

Dietary Supplements

      The FDA is the most active regulatory authority exercising jurisdiction over vitamins, minerals and other dietary supplements. It regulates the Company's products under the Food, Drug and Cosmetic Act ("FDCA") and regulations promulgated by FDA to implement this statute. In 1976, FDA's ability to regulate the composition of dietary supplements was restricted in several material respects by the Proxmire Amendment to the FDCA. Under this amendment, FDA is precluded from establishing maximum limits on the potency of vitamins, minerals and other dietary supplements, from limiting the combination or number of any vitamins, minerals or other food ingredients in dietary supplements and from classifying a vitamin, mineral or combination of vitamins and minerals as a drug solely because of its potency. However, the Proxmire Amendment did not affect FDA's authority to determine that a vitamin, mineral or other dietary supplement is a new drug on the basis of disease or drug claims made in the product's labeling. Such a determination would require deletion of such claims, or the Company's submission and FDA's approval of a new drug application, which entails costly and time-consuming clinical studies over successive phases.

      In 1990, FDA's authority over dietary supplement labeling was expanded in several respects by the Nutrition Labeling and Education Act ("NLEA"). This statute amended the FDCA by establishing a requirement for the nutrition labeling of most foods including dietary supplements. In addition, the NLEA prohibits the use of any health claim (as opposed to a statement of nutritional support; see below) in dietary supplement labeling unless the claim is supported by significant scientific agreement and is pre-approved by the FDA. Interested companies may petition the FDA for the approval of health claims. To date, the FDA has seldom approved health claims for dietary supplements, including in connection with the use of calcium for prevention of osteoporosis and the use of folic acid for prevention of neural tube defects and, it is understood, applications therefor have been few. NLEA also allows nutrient content claims characterizing the level of a particular nutrient in a dietary supplement (e.g., "high in," "low in," "source of") if they are in compliance with definitions issued by FDA. Significantly, NLEA precludes any state from mandating nutritional labeling, nutrient content claim or health claim requirements that differ from those established under NLEA, thereby eliminating the risk that the Company's products might be subject to inconsistent labeling requirements.

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

      As for labeling, DSHEA permits "statements of nutritional support", also known as structure/function claims, for dietary supplements without FDA pre-approval. Such statements may describe how particular dietary ingredients affect the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease. The NLEA does not permit a claim that could be interpreted as a health claim, i.e. that a dietary supplement will lower the risk of a disease or correct an existing health condition. A company making a statement of nutritional support must possess adequate substantiating scientific evidence for the statement, disclose on the label that FDA has not reviewed the statement and that the product is not intended to mitigate, treat, cure or prevent disease, and notify FDA of the statement within 30 days after its initial use. There can be no assurance that FDA will, if it makes a demand therefor, accept as adequate in support of the Company's product structure/function claims substantiating scientific evidence possessed by the Company. There can be no assurance that FDA will not determine that a given statement of nutritional support the Company decides to make is a disease claim rather than an acceptable nutritional support statement relating to body function or structure. Such a determination would require (a) deletion of the disease claim, or (b) if it is to be used at all, submission by the Company and the approval by FDA of an NDA (which would entail costly and time-consuming clinical studies), or (c) revision from a disease claim to a health claim, which would, as noted above, require demonstration of significant scientific agreement and prior FDA approval, or (d) revision to a structure/function claim. There can be no assurance that FDA will accept as adequate for a health claim such substantiation as has been amassed by the Company for nutritional support (structure/function) claims and thus, the Company may, if a health claim is to be used at all, be required to document or await significant scientific agreement on the claim's basis.

      DSHEA allows dissemination of "third party literature," such as reprints of scientific articles that link particular dietary ingredients with health benefits. Third party literature may be used in connection with the sale of dietary supplements to consumers under certain conditions. Such a publication may be distributed if it is not false or misleading, if no particular manufacturer or brand of dietary supplement is mentioned, if the publication is presented in such manner so as to offer a balanced view of available scientific information on the subject matter, if it is physically separated from products when used in a retail establishment and if it does not have any other information appended to it. There can no assurance, however, that all pieces of third party literature that may be disseminated in connection with the Company's products will be determined by FDA to satisfy each of these requirements, and any such failure to comply could subject the product involved to regulation as a new drug.

      On April 29, 1998, FDA proposed regulations to limit statements that may be placed on product labels and labeling concerning the effect that a dietary supplement has on the structure or function of the human body. FDA sought to prohibit as disease claims requiring agency pre-approval all cholesterol lowering statements such as those that currently appear on the evolvE(R) label and in labeling. The Company, as did numerous other affected parties and organizations, wrote to oppose such FDA rules. On January 6, 2000, the FDA issued its final regulation concerning structure and function claims for dietary supplements. In the preamble to the regulation, FDA states, with regard to cholesterol claims for dietary supplements, that the agency has concluded that an appropriate structure/function claim for maintaining cholesterol would be, "helps to maintain cholesterol levels that are already within the normal range." The agency also stated its position that a "lowers cholesterol" claim, however qualified, is an implied disease claim. As a result, the Company has reviewed its claims for evolvE(R) to comply with the new regulation.

      In September 1997, FDA published final regulations to implement certain DSHEA labeling provisions, which became effective in March 1999. These regulations necessitate material changes in the labeling of all dietary supplement products, including products sold by the Company. DSHEA also requires that dietary supplements be prepared, packed and held under conditions that meet the good manufacturing practice ("GMP") regulations to be promulgated but not yet proposed by FDA with respect to dietary supplements. Therefore, there can be no assurance that the Company's manufacturing subsidiary InCon Processing's production facilities will meet all GMP regulations when issued by FDA with respect to dietary supplements, and the Company may be required to expend resources to take appropriate action to ensure compliance with such regulations.

      The US Federal Trade Commission (the "FTC"), which exercises jurisdiction over the advertising of dietary supplements, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees, agency cease and desist orders, injunctions and the payment of fines by the companies involved. In addition, FTC has increased its scrutiny of infomercials and Internet websites. There can be no assurance that FTC will not question the Company's advertising in the future. FTC has been very active in enforcing its requirements that companies possess adequate substantiation in their files for claims in product advertising.

      The Company intends to market certain products pursuant to contracts with customers which will distribute the products under their own or other trademarks. In addition to Bionutrics' responsibilities, such customers are subject to the governmental regulations discussed in this section in connection with their marketing, distribution and sale of such products, and the Company will be subject to the regulations in connection with the manufacture of those products. However, the Company's manufacturing contractors are independent companies, and their labeling, marketing and distribution of these products are beyond the Company's control except by contract. Failure of these customers to comply with applicable laws or regulations could have a material adverse effect on the Company. Governmental regulations in foreign countries where the Company or a strategic partner may determine to sell products may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company's products. Compliance with such foreign governmental regulations generally will be the responsibility of the Company's customers in those countries. Those customers are expected to be independent companies over which the Company will have no control except by contract.

      FDA has broad authority to enforce the provisions of the laws and regulations applicable to dietary supplements, including the power to seize adulterated or misbranded products or unapproved new drugs, to request their recall from the market, to enjoin their further manufacture or sale, to publicize information about a hazardous product, to issue warning letters and to institute criminal proceedings. The Company may be subject to additional laws or regulations administered by FDA, FTC or other regulatory authorities, such as the individual state attorneys general who have authority under individual state consumer protection acts to impose injunctions within their states and fines. The Company is unable to predict the nature of future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, may have on its business. They could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and additional scientific substantiation. Any of or all such requirements could have a material adverse effect on the Company's results of operations and financial condition.

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

      In the alternative, if the ingredient is not generally known among scientists as set forth above, the Company may submit a food additive petition to FDA setting forth how the ingredient is to be used and all scientific data that establishes safety for such use. This can include costly and time consuming clinical studies over successive phases.

      FDA can accept or reject the Company's GRAS affirmation or food additives petition. There can be no assurance that FDA will accept as adequate the scientific data presented with either a GRAS affirmation or as part of a food additive petition. The Company can seek judicial review if it disagrees with the FDA determination.

      For dietary ingredients in dietary supplements, under DSHEA, a "new dietary ingredient" is a dietary ingredient that was not marketed in the United States before October 15, 1994 and does not include any dietary ingredient marketed in the United States before that date.

      DSHEA requires notification to be submitted to the FDA at least 75 days before a company introduces or delivers for introduction into interstate commerce a dietary supplement that contains a new dietary ingredient that has not been present in the food supply as an article used for food in a form in which the food has not been chemically altered. Information that provides the basis for concluding the ingredient is safe is also required by the statute to be included in the notification.

      The FDA may not disclose the existence of, or the information contained in, the new dietary ingredient notification for 90 days after the filing date of the notification. After the 90th day, all information that is not trade secret or otherwise confidential commercial information will be placed on public display.

      Failure of the FDA to respond does not constitute a finding that the new dietary ingredient (or the dietary supplement containing the new dietary ingredient) is safe or is not adulterated. FDA has stated that the process is intended to identify those new dietary ingredients that present a concern. With respect to dietary supplements that contain a new dietary ingredient, if FDA determines that there is inadequate information to provide reasonable assurance that the new dietary ingredient does not present a significant or unreasonable risk of harm, FDA could initiate civil or criminal proceedings.

      With respect to its mission to promote newly discovered active compounds for functional nutrition as ingredients in dietary supplements and functional foods, the Company or its strategic partners will be subject to the foregoing regulations.

Employees

      Bionutrics currently employs two people. As of October 31, 2002, the Company employed two people. As of October 31, 2003, the Company employed 2 people. As of October 31, 2004, the Company employed two people. These two people are Bionutrics' president and CEO and accountant.

RISK FACTORS

      Bionutrics has a limited operating history upon which an investor can evaluate its potential for future success.

      The Company commenced sales of its first product late in the second quarter of fiscal 1997. There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's common stock. The Company has generated an accumulated deficit of approximately $40,037,094 through its fiscal year ended October 31, 2002, $40,796,615 through October 31, 2003, and $41,920,951 through October 31, 2004. The Company's operations have been limited to the efforts of securing the recently entered into agreement with Nostrum and maintaining its books and records. The Company's current business plan is to focus on its relationship with Nostrum and products developed by Nostrum. At this time, evolvE(R) and other prior products are not viewed as a significant part of the Company's business. In the future, sales of products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays and risks inherent in the establishment of an early stage business enterprise, including limited capital, delays in product development, cost overruns due to price increases in raw products and unforeseen difficulties in manufacturing, uncertain market acceptance and the absence of an operating history. Therefore, the Company may never achieve or maintain profitable operations, and the Company may encounter unforeseen difficulties that may deplete its capital more rapidly than anticipated.

      The Company will require additional capital, and if additional capital is not available, the Company may have to curtail or cease operations.

      To become and remain competitive, the Company will be required to make significant investments in research and development on an ongoing basis. The Company does not at this time have any committed sources of financing. There can be no assurance that additional necessary financing will be attainable on terms acceptable to the Company, in the future or at all. If financing is not available on satisfactory terms, the Company may be unable to operate at its present level or develop and expand its business, develop new products or develop new markets at the rate desired, and its operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of operating results. The availability of equity financing is uncertain, and successful equity financing would result in additional dilution to existing stockholders. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and questions concerning the Company's ability to generate net income and positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's audit opinion, as of and for the three years ended October 31, 2004, also indicates that there is substantial doubt about the Company's ability to continue as a going concern.

      The Company's failure to compete effectively may limit its ability to achieve profitability.

      Competition in the pharmaceutical area is intense, and the Company's competitors have substantially greater resources than the Company. The Company may be required to obtain development and/or marketing partners effectively to enter the drug market.

      InCon Processing's current competition is primarily from specialized local and regional processing facilities. However, many of its toll processing customers have the capacity to perform toll processing and molecular separation in-house. InCon Processing's current customers may discontinue to outsource toll processing to InCon Processing, or they may choose to utilize a different local processor instead of InCon Processing. If either of these events occurs, InCon Processing's revenue would suffer.

      Competition in the health food industry is vigorous with a large number of businesses present. In addition, many companies are just beginning to determine how and if they will compete in the developing functional nutrition market . Candidates for mass-market retail competition include virtually all companies currently engaged in retail mass-market consumer marketing of food and OTC products. While these same companies are potential customer targets for Bionutrics, they also are potential competitors because of their own product development programs or programs they sponsor. Notably, these companies include American Home Products, Bayer, Pharmaton Boehringer Ingleheim, Bristol-Myers Squibb, Novartis, and Smith Kline Beecham with OTC and dietary supplements, and Kraft, Nabisco, Nestle, Danone, Kellogg, General Mills, Proctor & Gamble and Hunt-Wesson/ConAgra with food. Ingredient manufacturing companies such as BASF, ADM, Hoffmann LaRoche, Heckle, Cargill, and Eastman Chemical are all involved in both food and pharmaceutical/pharmaceutical intermediate processing and sales, and promote products with functional food applications. These companies represent some of the largest companies in the world and present formidable competition for any firm considering entering the functional nutrition business.

      The Company may fail to establish or cultivate strategic partnerships to expand its business.

      The Company has stated its intent to develop its business model and build its business initially through strategic partnerships. The principal focus of these relationships is the funding of product development (and regulatory approval when necessary), marketing, sales and co-promotion of its technology/products. Manufacturing is also currently intended to be achieved through partnerships, either as part of a marketing agreement with other companies, or by contract with companies exclusive of marketing and sales. The Company may not be able successfully to form or manage such partnerships, and if not, the Company's ability to execute its business plan will be at risk. Further, if these partnerships are formed but are not successful in their execution, further revenue derived from licensing payments or other such technology/product payments to the Company may not materialize.

      The Company's ability to market its products is subject to the intellectual property rights of third parties.

      The potential 505(b)(2) products the Company currently is considering to develop and market, and those that it may develop and market in the future, may infringe patent and other rights of third parties. In addition, Bionutrics' competitors, many of which have substantially greater resources than the Company and have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell products either in the U.S. or international markets. Intellectual property litigation in the pharmaceutical industry is common, and the Company expects this to continue.

      If Bionutrics is unable to file for approval under Section 505(b)(2) of the FDCA or if the Company is required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), it may be unable to meet its anticipated development and commercialization timelines.

      The Company's current plans for filing NDAs for its product candidates include efforts to minimize the data the Company will be required to generate in order to obtain marketing approval for its product candidates and therefore possibly obtain a shortened review period for the applications. The Company has not yet discussed or agreed with the FDA as to the nature or extent of any studies it may be required to conduct in order to achieve approval for any of its product candidates. The timeline for filing and review of NDAs is based on the Company's plan to submit NDAs under Section 505(b)(2) of the FDCA, as a result of which the Company may rely in part on data in the public domain or elsewhere. The Company has not yet filed an NDA under Section 505(b)(2) for any product candidates. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents the Company would be required to certify that it does not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of certification to initiate an action against the Company. In the event that an action is brought in response to such a certification, the approval of the Company's NDA could be subject to a stay of up to 30 months or more while the Company defends against such a suit. Approval of the Company's potential product candidates under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until the Company successfully challenges the applicability of those patents to its potential product candidates. Alternatively, the Company may elect to generate sufficient additional clinical data so that it no longer relies on data which triggers a potential stay of the approval of its product candidates. Even if no exclusivity periods apply to the Company's applications under Section 505(b)(2), the FDA has broad discretion to require the Company to generate additional data on the safety and efficacy of its product candidates to supplement third-party data on which the Company may be permitted to rely. In either event, the Company could be required, before obtaining marketing approval for any of its product candidates, to conduct substantial new research and development activities beyond those the Company currently plans to engage in order to obtain approval of its product candidates. Such additional new research and development activities would be costly and time consuming.

      The Company may become subject to increased governmental regulation, which could increase the costs or cause the Company to revise certain product claims.

      The pharmaceutical industry is subject to extensive federal regulation and oversight by the FDA. For instance, the FDCA, as supplemented by various other statutes, regulates, among other matters, the approval, labeling, advertising, promotion, sale and distribution of drugs, including the practice of providing product samples to physicians. Under this statute, the FDA asserts its authority to regulate all promotional activities involving prescription drugs.

      Functional nutrition, which includes functional foods, medical foods and dietary supplements, is a broad field that is being defined in the market place as well as by regulation. A health claim, in principle, requires regulatory approval to be used in the promotion and sale of a product. In the case of medical foods, the FDA has issued regulations that give guidelines to industry. "Functional foods" is a term of art and does not have a legal definition, per se. Any and all claims for foods conveying health benefits that go beyond a limited list of claims allowed by the FDA for the promotion of such benefits will need to be submitted to the FDA for approval. If the Company elects to seek FDA approval for claims it believes are justified based on its clinical or other data and is unable to obtain such approval of health claims for products that it develops, it may not be able to sell or otherwise promote those products based on such claims and, accordingly, the marketability and value of such products may be negatively impacted.

      The Company relies on a limited number of products and customers; therefore, any reduction in orders for any single product or from any single customer would harm its business.

      To date the Company's only product is the evolvE(R) dietary supplement, containing a patented tocotrienol vitamin E ingredient, Clearesterol(TM), derived from rice bran. The Company is not actively marketing evolvE(R) and, therefore, expects sales of this product to be minimal in the future and to contribute limited revenue to its operations. The Company has recently announced that clinical trials are scheduled soon to commence on four new products. The period required for the completion of these trials is dependent upon many factors, some of which are beyond the control to the Company. The clinical viability of the products and the certainty of success of development are still unresolved. The Company's dependence on a limited number of products and the time and expense of development increases risk since a failure to gain market share or a decline in demand would impact revenue.

      Nine customers accounted for approximately $1,650,000 and 81% percent of InCon Processing's revenues related to its toll processing and molecular distillation, and equipments sales accounted for approximately $3,129,000 of its revenue for the 12 months ended August 31, 2004. InCon Processing's utilization of facilities has dropped to approximately 35% due to customer cutback or delays in the scheduling of product tolling. Accordingly, InCon Processing has recently shown great sensitivity to customer scheduling and is susceptible to potentially critical cash flow squeezes because of delays or other failures of customers to use InCon Processing's tolling as scheduled.

      The Company faces product liability risks and may not be able to obtain adequate insurance to protect it against losses.

      As a marketer of pharmaceutical products and dietary supplements that are intended to be ingested by consumers, even if sold to the consumer by a third party company and/or formulated in a third party company's product, the Company may be subject to various product liability claims, including, among others, that its products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. While no such claims have been made to date, any future product liability claims and the resulting adverse publicity could harm the Company's business. If a successful product liability claim or series of claims is brought against the Company for uninsured liabilities or in excess of insured liabilities, the Company's assets may not be sufficient to cover such claims and its business operations could be impaired.

      Because of the specialized nature of the Company's business, the termination of relationships with its key management and scientific personnel or its inability to recruit and retain additional personnel could prevent the Company from developing its technologies and obtaining financing.

      The Company is dependent on its management, particularly Dr. Ronald Lane, a founder and the chief executive officer, for all its business activities. The Company is dependent on its ability to attract, retain and motivate additional qualified personnel. There are no long-term employment or other agreements with any executive officer except for Mr. Palmer, President and CEO of InCon Processing. The loss of the services of Dr. Lane or other executive officers and key employees could have a material adverse effect on the business of the Company.

      If the suppliers and manufacturers of the Company's ingredients encounter difficulties, the Company could experience production problems.

      The Company's functional nutrition technology and products are based on raw products or ingredients that may be naturally derived. Many of the potential sources for these raw products or ingredients originate or are accessed in the Third World. Because of political or economic uncertainty associated with Third World countries, there may be catastrophic events including acts of god that could affect the reliability or dependability of sources so located. The Company has identified several potential suppliers of such raw products in various Third World countries. These potential suppliers, while evidencing current economical soundness and viable operations, are subject to these same uncertainties. There is no assurance, therefore, that in the face of catastrophic events in the Third World, these potential suppliers would be able to meet the product needs of the Company or of the Company's strategic partners.

      The Company may experience difficulty in entering international markets.

      The creation of strategic partnerships and the marketing and sale of the Company's functional nutrition technology/products could experience difficulty entering international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things: (i) changes in or interpretations of foreign regulations that may limit the Company's ability to sell certain products or repatriate profits to the United States; (ii) exposure to currency fluctuations; (iii) the potential imposition of trade or foreign exchange restrictions or increased tariffs; and
(iv) political instability. If the Company expands into international operations, these and other risks associated with international operations are likely to be encountered. In addition, there can be no assurance that the Company will be able to enter into agreements with international marketing partners and thereby would limit the expansion of its revenue base.

      The Company relies on patents, licenses and intellectual property rights to protect its proprietary interests.

      The Company's success depends in part on its ability to obtain patents, licenses and other intellectual property rights covering its products. The Company's patent rights are held by its subsidiary LipoGenics. There can be no assurance that the Company's licenses, patents and patent applications are sufficiently comprehensive to protect the Company's products. The process of seeking further patent protection can be long and expensive, and there can be no assurance that the Company will have sufficient capital reserves to cover the expense of patent prosecution for its application or that all or even any patents will issue from currently pending or any future patent applications or that any of the patents when issued will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. While the Company believes the bases on which patent applications were filed correspond to the patents that have been issued for composition and method of production and use and are reasonable given the issuance of the latter patents, there can be no assurance that the patents for which it has applied will be issued. The Company may be subject to or may be required to initiate interference proceedings in the U.S. Patent and Trademark Office. Such proceedings could demand significant financial and management resources. The Company may receive communications alleging possible infringement of patents or other intellectual property rights of others. The Company believes that in most cases it could obtain necessary licenses or other rights on commercially reasonable terms, but it may be unable to do so. In addition, litigation could ensue or damages for any past infringements could be assessed. Litigation, which could result in substantial cost to and diversion of efforts by the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have a material adverse effect on the Company.

      The Company's stock is thinly traded and may experience price volatility, which could affect a stockholder's ability to sell the Company's stock or the price for which it can be sold.

      There has been and may continue to be, at least for the immediate future, a limited public market for the common stock of the Company. On July 18, 2001, the Company's common stock was delisted from quotation on the Nasdaq SmallCap Market due to non-compliance with certain continuing listing requirements. From July 19, 2001- February 28, 2003, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "BNRX.OB." From March 1, 2003, the Company's common stock has been quoted on the "Pink Sheets" under the symbol "BNRX.PK".

      Rights to acquire shares of the Company's common stock will result in dilution to other holders of its common stock.

      As of the date hereof, options to acquire a total of 147,000 shares were outstanding under the Company's 1996 Stock Option Plan. An additional 413,153 shares of common stock are reserved for issuance pursuant to the exercise of options that may be granted in the future under the Company's 1996 Stock Option Plan. The Company also has outstanding options and warrants not issued under the 1996 Plan to purchase up to 685,000 shares of common stock, as well as a convertible promissory note of $49,500; convertible into shares of common stock at $1.00 per share. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock with resulting dilution in the interests of holders of common stock. The existence of such stock options and warrants could adversely affect the terms on which the Company can obtain additional financing, and the holders of the options and warrants can be expected to exercise those options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its common stock on terms more favorable to the Company than those provided by the exercise of the options and warrants.

      The Company also has the authority to issue additional shares of common stock and shares of one or more series of convertible preferred stock. The issuance of those shares could result in the dilution of the voting power of outstanding shares of common stock and could have a dilutive effect on earnings per share.

      It may be difficult for a third party to gain control of the Company, even if the acquisition of control would be in the best interests of its stockholders.

      The Company's Restated Articles of Incorporation and the Nevada General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when those attempts may be in the best interest of stockholders. Nevada law also imposes conditions on certain business combination transactions with "interested stockholders" (as defined therein). The Restated Articles provide for a staggered board, which makes it more difficult for the stockholders to change the majority of the Company's directors. In addition, the Company's Restated Articles authorize the Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect the voting power of the holders of its common stock.

      Forward-looking statements should not be relied on because they are inherently uncertain.

      Certain statements and information contained in this 10-K regarding matters that are not historical facts are forward-looking statements, as that term is defined under applicable securities laws. These include statements concerning the Company's future, proposed, and anticipated activities; certain trends with respect to its revenue, operating results, capital resources, and liquidity, and certain trends with respect to the markets in which the Company competes or its industry in general. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those anticipated in or implied by such forward-looking statements.

Item 2. Property.

Facilities and Equipment

      The total rental expense for fiscal 2002, 2003 and 2004 for the Company and its subsidiaries was $169,104, $7,465, and $23,696, respectively (these amounts do not include InCon Processing's rental expense for 2002, 2003 and
2004).

      The Company currently leases its principal executive offices consisting of approximately 220 square feet, in Phoenix, Arizona under a six-month lease agreement that expires on January 31, 2005, with monthly payments of $2,249. InCon Processing leases 30,000 square feet in Batavia, Illinois under a 10-year lease agreement, with monthly payments of $15,408. This lease expires on July 31, 2007.

Item 3. Legal Proceedings.

      The Company is not party to any legal proceedings that management believes would have a material adverse effect on the business of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      The Company's common stock was quoted on the Nasdaq OTCBB from October 1, 2001- February 28, 2003 and on the "Pink Sheets" from March 1, 2003 to the present.

                                                       High             Low
                                                       ----             ---
Fiscal Year Ended October 31, 2004

Three months ended January 31, 2004                    0.25             0.01
Three months ended April 30, 2004                      0.45             0.01
Three months ended July 31, 2004                       0.45             0.04
Three months ended October 31, 2004                    1.00             0.15

Fiscal Year Ended October 31, 2003

Three months ended January 31, 2003                    0.85             0.16
Three months ended April 30, 2003                      0.15             0.01
Three months ended July 31, 2003                       0.25             0.01
Three months ended October 31, 2003                    0.25             0.01

Fiscal Year Ended October 31, 2002 (2)

Three months ended January 31, 2002                    3.50             2.30
Three months ended April 30, 2002                      3.30             1.05
Three months ended July 31, 2002                       1.37             0.65
Three months ended October 31, 2002                    0.82             0.36

Fiscal Year Ended October 31, 2001

Three months ended January 31, 2001                    5.94             2.03
Three months ended April 30, 2001                      5.16             1.85
Three months ended July 31, 2001 (1)                   3.60             0.30
Three months ended October 31, 2001                    2.97             0.30

Fiscal Year Ended October 31, 2000

Three months ended January 31, 2000                   15.63             7.50
Three months ended April 30, 2000                     47.50             4.65
Three months ended July 31, 2000                      10.94             5.63
Three months ended October 31, 2000                    8.13             4.06

(1)   Stock delisted from Nasdaq July 18, 2001.

(2) Stock price information for the year ended October 31, 2002 has been derived from www.siliconinvestor.com.

      Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

      As of October 31, 2002, and October 31, 2003 there were 141 holders of record of the Company's common stock. As of the date hereof, there are 149 holders of record of the Company's common stock.

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

Recent Sales of Unregistered Securities

      On August 10, 2004, the Company issued and sold 1,000,000 shares of Common Stock in a private placement to Asia Pacific Investment Holdings Limited, the current owner of a 50% interest in InCon Processing for an aggregate purchase price of $1,000,000. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On February 12, 2004, the Company issued the following securities to Asia Pacific Investment Holdings Limited: (i) 50,000 shares of common stock at a purchase price of $.01 per share; (ii) a $49,500 convertible promissory note, convertible into shares of common stock at a conversion price of $1.00 per share; and (iii) warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. Such securities were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On August 24, 2004, the Company issued and sold 150,000 shares of common stock to Karen Harwell, a former employee of the Company, at a purchase price of $.01 per share. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On June 1, 2004, the Company issued for services 3.75 million shares of common stock to the Company's chief executive officer, Ronald Lane. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On August 18, 2004, and August 23, 2004 the Company issued and sold 250,000 shares of common stock to each of William McCormick and Richard Feldheim, respectively, members of the Company's board of directors, at a purchase price of $.01 per share. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      In June 2004, Bionutrics issued six million shares of common stock in a private placement to Nostrum as payment for the technology and products to be made available under its agreement with Nostrum. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On September 1, 2004, the Company issued and sold 200,000 shares of common stock to Asia Pacific Investment Holdings Limited, in exchange for ownership of certain functional nutrition technology. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      All purchasers represented that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom. All purchasers of the Company's securities are either accredited investors or employees of the Company.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the Company's consolidated finanical statements and the related notes and with the Company's management's discussion and analysis of financial condition and results of operations, provided elsewhere herein.

                                                                       YEAR ENDED OCTOBER 31,
                                         ------------------------------------------------------------------------------------
                                             2004              2003              2002              2001              2000
                                         ------------      ------------      ------------      ------------      ------------
Gross Revenues                               $98,767           $32,005           $45,265           $95,978          $355,624
Net Revenues                                 $98,767           $31,978           $36,516           $37,630          $134,079
Cost of Sales                                $18,269            $5,829           $14,182           $59,746          $165,042
Gross Profit (Loss)                          $80,498           $26,149           $22,334          ($22,116)         ($30,963)
Operating Expenses                          $866,913          $468,418        $1,246,583        $2,464,974        $2,952,233
Other Income (Expense)                     ($337,921)        ($317,253)        ($612,026)        ($402,095)        ($162,660)
Net Loss                                 ($1,124,336)        ($759,522)      ($1,836,275)      ($2,889,185)      ($3,145,856)
Basic and Diluted Loss Per Share(1)           ($0.14)           ($0.17)           ($0.42)           ($0.64)           ($0.75)
Weighted Average Shares
   Outstanding(1)                          7,840,496         4,352,600         4,352,600         4,540,108         4,189,794
Balance Sheet Data:
Working Capital (Deficit)                ($3,079,327)      ($3,661,647)      ($3,407,218)      ($2,114,842)      ($1,615,238)
Total Assets                              $2,875,306        $2,210,696        $2,714,644        $3,264,070        $4,385,989
Total Liabilities                         $3,779,939        $3,707,993        $3,489,219        $2,281,909        $2,506,430
Stockholders equity (deficit)              ($904,633)      ($1,497,297)        ($774,575)         $982,161        $1,879,559

1. Adjusted for a one-for-five reverse stock split effected at the close of business on May 29, 2001. These shares do not include 910,370, 977,370, 713,836, 795,066, 1,198,363 shares of common stock for the years ended October 31, 2004, 2003, 2002, 2001, and respectively, that may be issued upon exercise of outstanding stock options, warrants, and convertible preferred stock as they are antidilutive.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

Introduction

      Results of operations for fiscal 2002, 2003 and 2004 reflect Bionutrics' continuing efforts to reposition the Company as a product development company and commercialize its technology. Prior to 1997, management's efforts had been primarily directed toward conducting research and development, applying for patent approvals, developing manufacturing and distribution arrangements for its dietary supplement product and obtaining initial capital and financing to fund these activities.

      Bionutrics (formerly NutraGenics, Inc. until December 26, 1996) completed a merger with LipoGenics, Inc., a Delaware corporation ("LipoGenics") on October 31, 1996, and LipoGenics became a wholly owned subsidiary of the Company. The merger with LipoGenics was accounted for in a manner similar to a pooling-of-interest and as such Bionutrics' accounts reflect the historic operations of LipoGenics. Bionutrics issued 418,549 shares in connection with the merger. Pursuant to the merger, Bionutrics obtained ownership of certain proprietary rights related to dietary supplements previously licensed to it by LipoGenics and acquired ethical drug (a regulated pharmaceutical), functional food and other dietary supplement rights owned by LipoGenics.

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

      In 1997, the Company launched its first product evolvE(R), a proprietary, tocotrienol cardiovascular health promoting dietary supplement, which attained distribution in 40,000 stores nationwide. In addition, it commenced operations at a 50,000 square foot rice bran extraction facility in Louisiana. The Company's business plan at the time provided for the infusion of additional capital to support the market launch of evolvE(R) and growing the infrastructure to maintain it. Funding delays prompted the Company in 1998 to revise the business plan to accommodate financial constraints. Under the revised business plan, management sought marketing and manufacturing partners for the Company's products and focused efforts on the core competency of the Company, which is the creation of new proprietary, biologically active ingredients. Consistent with this course of action, the Company also decided to seek a partner to take over its rice bran processing operation on a profit sharing basis.

      To this end, in 1998 the Company entered into a strategic manufacturing partnership with Associated British Foods, North America/ACH Food Companies, Inc. ("ABF"), which made a substantial investment in Bionutrics' stock. The Company's objective was to employ its technology as a platform for 1) ABF to manufacture value-added micronutrients and nutritional commodities derived through secondary processing of food processing by-products, and 2) to market proprietary functional nutrition ingredients based on these micronutrients through strategic partnerships. Bionutrics' goal was to leverage its core competency to obtain revenue from both the manufacturing and marketing of these value-added micronutrients and nutritional commodity product streams.

      Late in 1998, to streamline operations and cut costs, the Company sold its rice bran extraction operation and related technology to the ABF subsidiary, ACH (formerly AC HUMKO), for approximately $4,500,000. Bionutrics also reduced its employee base by one-half as part of a restructuring of the way the Company marketed its principal product, evolvE(R).

      In 1999, the Company reduced its manufacturing exposure by merging its molecular separation operation, InCon, with ACH to create a new joint venture company, InCon Processing. InCon transferred substantially all of its assets to the new entity for which it received a payment of $3,000,000 and a 50% ownership interest. The formation of this venture allowed the Company more ably to avail itself of the research and development capacity of InCon Processing for specialty processing without being encumbered by capital requirements of the operation for new facilities.

      Since the Company's early days as a development stage company, through the current fiscal year, it has received an opinion noting the substantial doubt about the Company's ability to continue as a going concern from its independent auditors due to the significant recurring operating losses. However, the Company is working towards resolving the conditions giving rise to this opinion through the efforts outlined above.

      During years 2000 and 2001, the Company attempted to maintain a very modest operation as it attempted to forge product development relationships with product marketing companies. Little effort was made to grow technology or to use the Company's limited resources in expanding its products.

      In 2001, the Company announced an agreement with Pharmaceutical Marketing Brands, Inc. ("PMB"). The agreement called for Bionutrics to sell common stock directly to PMB or its designees for the purchase of 49% of the outstanding capital stock of the Company. HealthSTAR Holdings, LLC (an affiliate of PMB), intended to transfer three strategic relationship agreements it had with HealthSTAR Communications, Inc. (also affiliated with PMB) to Bionutrics. HealthSTAR Communications, Inc. was established as a comprehensive pharmaceutical marketing services company that integrates advertising agency services, products and services with audience specific, exclusive controlled media venues to provide pharmaceutical manufacturers with an effective, targeted and economical way to communicate with physicians, patients, providers and payors. The intention of the agreement was to couple targeted to-be-acquired pharmaceutical marketing services companies with the marketing resources offered by HealthSTAR and the product development of Bionutrics and thereby create a unique company that integrated R&D with a full-spectrum pharmaceutical marketing services operation.

      The Company and PMB were unable to close the transaction and in 2002 both parties agreed to terminate the agreement. Each party waived any claims against the other party (except for claims with respect to a secured loan which is outstanding and payable by the Company). Following the termination of this transaction, the Company further reduced its staff, office space and related administrative expenses as it pursued other avenues to commercialize its technology.

      In 2003, the Company conducted several negotiations with marketing oriented companies for the purpose of exploiting its technology, but these efforts did not result in any agreements, revenue or related capital infusion. While the Company continues to sell evolvE(R) as a result of calls from long-time customers or through orders received over the Internet, with the Company's limited resources there has been no concerted effort to market the product, and the revenue generated from sales of evolvE(R) are insignificant to the operations of the Company. The Company continues to operate by deferring numerous expenses, including salary payments to its President and Controller.

      In 2004 the Company began the development of four new proprietary, functional nutrition products that address maintenance of normal blood lipid ratios. The Company intends to conduct clinical trials to support marketing claims for these new products and to file patent applications in respect thereof when and as appropriate.

      In mid-year 2004 the Company began to pursue a relationship with Nostrum Pharmaceuticals, Inc., wherein the Company acquired technology rights to certain to-be-named 505(b)(2) drug candidates in exchange for 6,000,000 shares of Bionutrics common stock. An agreement was executed between the parties on June 16, 2004, memorializing the transaction. As part of that agreement, Bionutrics was required to raise $1,000,000 for working capital via the sale of common stock within 120 days of the closing of the agreement. Bionutrics succeeded in raising the requisite funds by selling 1,000,000 shares of its common stock for $1,000,000 to Asia Pacific. The cash is being utilized for the purpose of covering expenses (including administrative expenses) related to conducting the Company's audits for fiscal years 2002, 2003 and 2004, filing its tax returns and SEC reports for those years, and undertaking additional actions necessary for the Company to satisfy its obligations under its agreement with Nostrum.

      Subsequent and unrelated to the Nostrum transaction, InCon made an asset distribution to its respective owners of certain dietary supplement technology that Bionutrics had previously contributed. Bionutrics then re-acquired the other half of the distributed technology from Asia Pacific in exchange for 200,000 shares of its common stock. As part of the Nostrum agreement, Bionutrics is required to have 1) a loan on its books in the amount of approximately $1,500,000 and collateralized by 100 percent of the assets of the Company, converted to common stock at the price of $1.00 per share and 2) secure a "lock-up" of a total of 13,500,000 shares of its common stock (including Nostrum's stock) for a period of 18 months. The date for the accomplishing the conversion and stock lock-up has been extended from October 15, 2004 to February 15, 2005 by agreements with Nostrum . If Bionutrics does not accomplish the conversion and lock-up, Nostrum has the right to rescind the agreement with Bionutrics, retain its technology and return Bionutrics' common stock. There is no assurance that Bionutrics will be able to accomplish the required conversion and lock-up.

CRITICAL ACCOUNTING POLICIES

      The section herein entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" addresses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, goodwill, bad debts, income taxes, and contingent liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments as to the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

      The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      The following discussion of critical accounting policies represents the Company's attempt to report on those accounting policies which the Company believes are critical to the Company's consolidated financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of the Company's significant accounting policies, which are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in this report.

      Bionutrics has identified the following as critical accounting policies affecting the Company: Revenue Recognition and Income Taxes.

REVENUE RECOGNITION

      Bionutrics generally recognizes product revenue at the time of shipment to the customer. Revenues from the sale of consignment inventory are recognized upon the sale of the inventory by third parties. Revenues from services are recorded at the time the service is rendered and/or reimbursable expenses are incurred.

INCOME TAXES

      The Company has a history of losses. These losses generated sizeable federal net operating loss ("NOL") carryforwards as of October 31, 2004 of approximately $32.0 million.

      Generally accepted accounting principles require that the Company record a valuation allowance against the deferred income tax asset associated with these NOL carryforwards and other deferred tax assets if it is "more likely than not" that the Company will not be able to utilize them to offset future income taxes. Due to the Company's history of unprofitable operations, the Company only recognizes net deferred tax assets in those subsidiaries in which it believes that it is "more likely than not" that it will be able to utilize them to offset future income taxes in the future. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes on current income. At October 31, 2004, 2003 and 2002, net deferred tax assets were approximately $13 million.

      It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it may realize all or a portion of the NOL carryforwards and other deferred tax assets. Subsequent revisions to the estimated net realizable value of the deferred tax assets could cause the Company's provision for income taxes to vary significantly from period-to-period.

Results of Operations

Results of Operations for Year Ended October 31, 2004 compared to Year Ended October 31, 2003.

Revenues, Expenses and Net Loss

      During 2004, the Company maintained a very limited operation. Total revenues generated during the year ended October 31, 2004 amounted to $99,000, compared to $32,000 for the year ended October 31, 2003. Bionutrics Health Products generated $99,000 in revenues for the year ended October 31, 2004, compared to $32,000 for the year ended October 31, 2003. LipoGenics generated $0 in revenues for the year ended October 31, 2004, compared to $0 for the year ended October 31, 2003. The Bionutrics Health Products revenues reflect the sales of its first product, evolvE(R) which is sold directly to consumers via the Internet. The Company no longer views this product as an integral part of its future plans, and therefore the decline in revenue is due to the elimination of advertising and promotional programs. Total expenses for the year ended October 31, 2004 aggregated $1,223,000, which amounted to a net loss of $1,124,000. This compares to net loss of $ 760,000 for the year ended October 31, 2003. This increase in net loss is due primarily to the increase in legal and accounting fees associated with the Company's efforts to achieve compliance with the periodic reporting requirements of the Exchange Act, as well as a one time expense of $150,000 for stock based compensation to an officer of the Company. The net loss per share was $.14 for the year ended October 31, 2004, as compared to a net loss of $.17 per share for the year ended October 31, 2003.

Results of Operations for Third Quarter Ended July 31, 2004 compared to Third Quarter Ended July 31, 2003.

Revenues, Expenses and Net Loss

      During third quarter 2004, the Company maintained a very limited operation. Total revenues generated during the third quarter ended July, 31, 2004 amounted to $0, compared to $ 7,000 for the third quarter ended July 31, 2003. Bionutrics Health Products generated $0 in revenues for the quarter third quarter ended July 31, 2004, compared to $7,000 for the third quarter ended July 31, 2003. LipoGenics generated $0 in revenues for the third quarter ended July 31, 2004, compared to $0 for the third quarter ended July, 31, 2003. This reduction in revenue is due primarily to a lack of consumer awareness in the product evolvE(R). Total expenses for the third quarter ended July 31, 2004 aggregated $407,000, which amounted to a net loss of $407,000. This compares to net loss of $178,000 for third quarter ended July, 31, 2003. This increase in net loss is due primarily to a one time expense of $150,000 for stock based compensation to an officer of the Company and an increase in legal and accounting fees associated with the Company's efforts to achieve compliance with the periodic reporting requirements of the Exchange Act. The net loss per share was $.03 for third quarter ended July, 31, 2004, as compared to a net loss of $.04 per share for the year third quarter ended July 31, 2003.

Results of Operations for Second Quarter Ended April 30, 2004 compared to Second Quarter Ended April 30, 2003.

Revenues, Expenses and Net Loss

      During second quarter 2004, the Company maintained a very limited operation. Total revenues generated during the second quarter ended April, 30, 2004 amounted to $1,000, compared to $7,000 for the second quarter ended April 30, 2003. Bionutrics Health Products generated $1,000 in revenues for the quarter second quarter ended April, 30, 2004, compared to $7,000 for the second quarter ended April 30, 2003. LipoGenics generated $0 in revenues for the second quarter ended April 30, 2004, compared to $0 for the second quarter ended April 30, 2003. This reduction in revenue is due primarily to a lack of consumer awareness in the product evolvE(R). Total expenses for the second quarter ended April 30, 2004 aggregated $130,000, which amounted to a net loss of $129,000. This compares to net income of $23,000 for second quarter ended April 30, 2003. This change is primarily due to the Company's recognition of other income in April 2003 of $250,000 for the one time sale of patented technology. The net loss per share was $.03 for the second quarter ended April 30, 2004, as compared to a net income of $.01 per share for the year second quarter ended April 30, 2003.

Results of Operations for First Quarter Ended January 31, 2004 compared to First Quarter Ended January 31, 2003.

Revenues, Expenses and Net Loss

      During first quarter 2004, the Company maintained a very limited operation. Total revenues generated during the quarter ended January 31, 2004 amounted to $91,000, compared to $9,000 for the quarter ended January 31, 2003. Bionutrics Health Products generated $91,000 in revenues for the quarter ended January 31, 2004, compared to $9,000 for the quarter ended January 31, 2003. LipoGenics generated $0 in revenues for the quarter ended January 31, 2004, compared to $0 for the quarter ended January 31, 2003. This increase in revenue is due primarily to $80,000 in product development services provided to a third party. Total expenses for the quarter ended January 31, 2004 aggregated $293,000, which amounted to a net loss of $202,000. This compares to net loss of $193,000 for the quarter ended January 31, 2003. This increase in net loss is due to the Company's efforts to achieve compliance with periodic reporting of the Exchange Act. The net loss per share was $.05 for the quarter ended January 31, 2004, as compared to a net loss of $.04 per share for the quarter ended January 31, 2003.

Results of Operations for year ended October 31, 2003 compared to year ended October 31, 2002.

Revenues, Expenses and Net Loss

      During the year of 2003, the Company maintained a very limited operation. Total revenues generated during the year ended October 31, 2003 amounted to $32,000, compared to $37,000 for the year ended October 31, 2002. Bionutrics Health Products generated $32,000 in revenues for the year ended October 31, 2003, compared to $37,000 for the year ended October 31, 2002. LipoGenics generated $0 in revenues for the year ended October 31, 2003, compared to $0 for the year ended October 31, 2002. This reduction in revenue is due primarily to a lack of consumer awareness for the product evolvE(R). Total expenses for the year ended October 31, 2003 aggregated $792,000, which amounted to a net loss of $760,000. This compares to net loss of $1,836,000 for the year ended October 31, 2002. This decrease in net loss is primarily due to an overall cost containment program which included the reduction in salaries, rent, legal, accounting, and investor relations expenses. The Company also recognized other income of $250,000 during fiscal year 2003 which was attributable to the sale of certain patented technology. The net loss per share was $.17 for the year ended October 31, 2003, as compared to a net loss of $.42 per share for the year ended October 31, 2002.

Results of Operations for Third Quarter Ended July 31, 2003 compared to Third Quarter Ended July 31, 2002.

Revenues, Expenses and Net Loss

      During third quarter 2003, the Company maintained a very limited operation. Total revenues generated during the third quarter ended July, 31, 2003 amounted to $7,000, compared to $8,000 for the third quarter ended July 31, 2002. Bionutrics Health Products generated $7,000 in revenues for the third quarter ended July 31, 2003, compared to $8,000 for the third quarter ended July 31, 2002. LipoGenics generated $0 in revenues for the third quarter ended July 31, 2003, compared to $0 for the third quarter ended July, 31, 2002. This reduction in revenue is due primarily to a lack of consumer awareness for the product evolvE(R). Total expenses for the third quarter ended July 31, 2003 aggregated $186,000, which amounted to a net loss of $179,000. This compares to net loss of $431,000 for third quarter ended July, 31, 2002. This decrease in net loss is attributable to an overall cost containment program. The net loss per share was $.04 for third quarter ended July, 31, 2003, as compared to a net loss of $.10 per share for the third quarter ended July 31, 2002.

Results of Operations for Second Quarter Ended April 30, 2003 compared to Second Quarter Ended April 30, 2002.

Revenues, Expenses and Net Loss

      During second quarter 2003, the Company maintained a very limited operation. Total revenues generated during the second quarter ended April, 30, 2003 amounted to $7,000, compared to $7,000 for the second quarter ended April 30, 2002. Bionutrics Health Products generated $7,000 in revenues for the second quarter ended April, 30, 2003, compared to $7,000 for the second quarter ended April 30, 2002. LipoGenics generated $0 in revenues for the second quarter ended April 30, 2003, compared to $0 for the second quarter ended April 30, 2002. Total expenses for the second quarter ended April 30, 2003 aggregated $(16,000), which amounted to a net income of $23,000. This compares to net loss of $575,000 for second quarter ended April 30, 2002. This change is due to the Company's implementation of a cost containment program which significantly reduced rent, salaries, legal, accounting, and investor relations services. The Company also recognized other income of $250,000 during the second quarter ended April 30, 2003, which was attributable to the sale of certain patented technology. The net income per share was $.01 for the second quarter ended April 30, 2003, as compared to a net loss of $.13 per share for the second quarter ended April 30, 2002.

Results of Operations for First Quarter Ended January 31, 2003 compared to First Quarter Ended January 31, 2002.

Revenues, Expenses and Net Loss

      During first quarter 2003, the Company maintained a very limited operation. Total revenues generated during the quarter ended January 31, 2003 amounted to $9,000, compared to $9,000 for the quarter ended January 31, 2002. Bionutrics Health Products generated $9,000 in revenues for the quarter ended January 31, 2003, compared to $9,000 for the quarter ended January 31, 2002. LipoGenics generated $0 in revenues for the quarter ended January 31, 2003, compared to $0 for the quarter ended January 31, 2002. Total expenses for the quarter ended January 31, 2003 aggregated $202,000, which amounted to a net loss of $193,000. This compares to net loss of $1,013,000 for the quarter ended January 31, 2002. This change is due to the Company's implementation of a cost containment program which significantly reduced rent, salaries, legal, accounting, and investor relations services. The net loss per share was $.04 for the quarter ended January 31, 2003, as compared to a net loss of $ .23 per share for the quarter ended January 31, 2002.

Results of Operations for year ended October 31, 2002 compared to year ended October 31, 2001.

Revenues, Expenses and Net Loss

      During the fiscal year 2002, the Company maintained a very modest operation as it attempted to forge product development relationships with product marketing companies. Total revenues generated during the year ended October 31, 2002 amounted to $37,000, compared to $96,000.00 for the year ended October 31, 2001. Bionutrics Health Products generated $37,000 in revenues for the year ended October 31, 2002, compared to $96,000.00 for the year ended October 31, 2001. LipoGenics generated $0 in revenues for the year ended October 31, 2002, compared to $0 for the year ended October 31, 2001. Bionutrics Health Products experienced a decline in sales due to the Company's inability to support advertising efforts of evolvE(R), and therefore does not expect that it will contribute significant revenue in the future. Total expenses for the year ended October 31, 2002 aggregated $1,873,000, which amounted to a net loss of $1,836,000. This compares to net loss of $2,889,000.00 for the year ended October 31, 2001. This reduction in net loss is primarily due to a cost containment program. The net loss per share was $.42 for the year ended October 31, 2002, as compared to a net loss of $0.64 per share for the year ended October 31, 2001.

Results of Operations for year ended October 31, 2001 compared to year ended October 31, 2000.

Revenues, Expenses and Net Loss

      During the fiscal year 2001, the Company maintained a very modest operation as it attempted to forge product development relationships with product marketing companies. Total revenues generated during the year ended October 31, 2001 amounted to $96,000.00, compared to $356,000.00 for the year ended October 31, 2000. Bionutrics Health Products generated $96,000.00 in revenues for the year ended October 31, 2001, compared to $247,000.00 for the year ended October 31, 2000. LipoGenics generated $0 in revenues for the year ended October 31, 2001, compared to $109,000.00 for the year ended October 31, 2000. Bionutrics Health Products experienced a decline in sales due to the Company's inability to support advertising efforts of evolvE(R), and therefore does not expect that it will contribute significant revenue in the future. Total expenses for the year ended October 31, 2001 aggregated $2,985,000, which amounted to a net loss of $2,889,000. This compares to net loss of $3,146,000 for the year ended October 31, 2000. This reduction in net loss is primarily due to a cost containment program as well as the recording of an allowance of $263,071 for a long-term receivable recorded during fiscal year 2000. The net loss per share was $.64 for the year ended October 31, 2001, as compared to a net loss of $0.75 per share for the year ended October 31, 2000.

Liquidity and Capital Resources

Year Ended October 31, 2004, 2003, and 2002

      To date, the Company's operations have not generated sufficient cash flow to satisfy the Company's capital needs. The Company has financed its operations primarily through the private sale of its equity (through the placement of its common stock and warrants) and debt securities. The Company had a working capital deficit of approximately $3,079,000 at October 31, 2004 as compared with $3,662,000 and $3,407,000 at October 31, 2003 and 2002, respectively. Cash and cash equivalents was $629,000, $3,000, and $28,000, at October 31, 2004, 2003
and 2002, respectively, an increase of $626,000 from 2003 to 2004, and a decrease of $25,000 from 2002 to 2003.

      Net cash used in operating activities during the years ended October 31, 2004, 2003, and 2002, was $640,000, $324,000, and $745,000, respectively. The net cash used in operating activities during the year ended October 31, 2004 resulted primarily from the Company's net loss of $1.1 million in 2004, offset by non-cash expenses including equity in net loss of joint venture of $332,000 and stock based compensation of $157,000. The net cash used in operating activities during the year ended October 31, 2003 resulted primarily from the Company's net loss of $760,000 in 2003 and a non-cash gain on sale of assets of $228,000, offset by a non-cash expense of equity in net loss of joint venture of $516,000. The net cash used in operating activities during the year ended October 31, 2002 resulted primarily from the Company's net loss of $1.8 million in 2002 and a decrease in accrued expenses of $81,000, offset by non-cash expenses including equity in net loss of joint venture of $434,000 and stock based compensation of $79,000, and an increase in accounts payable of $617,000.

      Net cash used in investing activities during the years ended October 31, 2004 and 2002, was $13,000 and $0, and net cash provided by investing activities was $150,000 during the year ended October 31, 2003. The cash provided in 2003 reflects the proceeds from the sale of assets less patent acquisition costs.

      Net cash provided by financing activities during the years ended October 31, 2004, 2003, and 2002, was $1,280,000, $150,000, and $672,000, respectively.
The cash provided in 2004, 2003, and 2002 reflects $1,201,000, $0, and $0 from the proceeds from the placement of common stock and warrants, and $80,000, $150,000, and $672,000 from the proceeds from the issuance of notes payable, respectively.

      The Company will require additional equity and/or debt financing for fiscal 2005 to fund its operations and to satisfy its debt service obligations. The Company has been exploring and negotiating the securing of additional equity as well as debt financing. It has received indications of interest but has not entered into any definitive arrangements. Access to additional capital will depend substantially on prevailing market conditions and the Company's financial condition and prospects at that time. Bionutrics auditors have expressed in their audit report a qualification as to its ability to continue as a going concern. See Note 2 of the Notes to the Consolidated Financial Statements regarding the Company's plans to address this concern.

      The Company intends aggressively to pursue the commercialization of certain products with Nostrum, and it plans on further exploring strategic alliances and licensing agreements with other pharmaceutical companies to generate revenues.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Bionutrics does not invest in or own any market risk sensitive instruments entered into for trading purposes or for purposes other than trading purposes. All loans made to the Company have been for fixed interest rates and accordingly, the market risk to the Company prior to maturity is minimal.

Item 8. Financial Statements and Supplementary Data.

      Reference is made to the Consolidated Financial Statements for the fiscal years ended 2004, 2003, and 2002, the Notes thereto and Independent Auditors' Report thereon commencing at Page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are included herein by reference.

      Reference is made to the Company's Form 10-K for the fiscal year ended October 31, 2000, filed with the SEC on or about January 11, 2001, and the Company's Form 10-K/A for the fiscal year ended October 31, 2001, filed with the SEC on or about January 18, 2002.

      Reference is made to the Selected Quarterly Financial Data for each of the quarters ended in fiscal years 2004, 2003, and 2002, in Note 13 to Bionutrics, Inc. Financial Statements thereon commencing at Page F-1 of this Report, which are included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On October 29, 2002, the Company received a notice of resignation from Deloitte & Touche LLP, the Company's independent auditors.The Company filed a current report on Form 8-K on November 1, 2002 with respect to Deloitte & Touche's resignation.

      The reports of Deloitte & Touche LLP on the Company's consolidated financial statements for the two fiscal years preceding such resignation did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period preceding the resignation of Deloitte & Touche LLP, there were no disagreements between the Company and Deloitte & Touche LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the matter in their reports.

      On July 26, 2004 the Company engaged Miller, Ellin & Company, LLP ("Miller Ellin") as its independent auditors for its fiscal years ended October 31, 2002 and October 31, 2003, and on November 11, 2004, the Company extended the engagement to include the fiscal year ended October 31, 2004. During the Company's three most recent fiscal years, and any subsequent interim period prior to engaging Miller Ellin, the Registrant (or someone on its behalf) did not consult with Miller Ellin regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) under Regulation S-K or a reportable event.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

       The Company's principal executive and financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of a date within ninety days before the filing of this report. Based on that evaluation, such officer has concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by it in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls.

       There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Company has not yet completed the assessment of internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act; however, management is not currently aware of any significant deficiencies in internal controls, and therefore no corrective actions were taken.

Item 9B. Other Information.

None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

      The following table sets forth certain information regarding Bionutrics' current and certain former directors and executive officers:

Name                               Age      Position
----                               ---      --------

Ronald H. Lane, Ph.D.              59       Chairman of the Board, Chief
                                            Executive  Officer,  President,
                                            Secretary and Treasurer
John R. Palmer                     61       Chief Executive  Officer,  InCon
                                            Processing,  LLC, Chairman and Chief
                                            Executive  Officer,  InCon
                                            Technologies  Inc. and InCon
                                            International Ltd.
Richard M. Feldheim(1)(2)          63       Director
William M. McCormick(2)            63       Director
Nirmal Mulye, Ph.D.(1)             38       Director (Joined July 2004)
Daniel S. Antonelli (3)            51       Director  (Resigned March 2003)
Todd A. Goergen (4)                31       Director  (Resigned February 2002)
Y. Steve Henig, Ph.D (5)           61       Director  (Resigned February 2002)
Milton Okin (6)                    88       Director  (Resigned February 2003)
Frederick B. Rentschler (7)        64       Director  (Resigned February 2003)
Winston A. Salser, Ph.D. (8)       64       Director  (Resigned February 2003)

----------------------
(1)   Member of the Compensation Committee
(2)   Member of the Audit Committee
(3) Mr. Antonelli served as a director of the Company from September 1998 until March 2003.
(4) Mr. Goergen served as a director of the Company from July 2001 until February 2002.
(5) Mr. Henig served as a director of the Company from October 1995 until February 2002.
(6) Mr. Okin served as a director of the Company from October 1995 until February 2003.
(7) Mr. Rentschler served as a director of the Company from October 1995 until February 2003.
(8) Mr. Salser served as a director of the Company from October 1995 until February 2003.

      Ronald Howard Lane, Ph.D., has served as Chairman of the Board, Chief Executive Officer and President of the Company since December 1994 and its predecessor, NutraGenics (Delaware), since April 1994 and served as Chief Executive Officer and President of LipoGenics from July 1992 to October 1997. Dr. Lane is responsible for directing Bionutrics' corporate development and growth. He received a Ph.D. and post-doctorate NIH fellowship from the University of Wisconsin (Madison) in Neurophysiology. Dr. Lane spearheaded development of the technology at LipoGenics. He was employed previously with Norcap Financial Corporation, The National Western Group, Inc. (an investment company), and Taylor Pearson Corporation.

      John R. Palmer has served as Chief Executive Officer of InCon Processing, LLC since June 1999. He has served as Chief Executive Officer of InCon Technologies, Inc. since October 1997, its Chairman since March 1998, and served as its President from October 1997 until February 1998. Mr. Palmer was Chief Executive Officer and an owner of InCon Technologies at the time of the acquisition. Prior to organizing InCon Technologies in 1990, he was employed at E.I. DuPont for 22 years in various technical and management jobs. Mr. Palmer graduated from Cornell University in 1966 with a masters degree in chemical engineering and marketing.

      Richard M. Feldheim has been a member of the board of directors since October 1995. He served as a director, Secretary and Chief Financial Officer of LipoGenics from July 1992 until October 1996. Mr. Feldheim has served as Chairman and Co-Chief Executive Officer of Abby's, a restaurant chain in Oregon, since 1991. He was in private practice as a lawyer prior thereto, has previously been employed with Goldman Sachs & Co.; Donaldson, Lufkin & Jenrette; J. Aron Company; and Price Waterhouse, and was President of Norcap Financial Corporation. Mr. Feldheim received a B.S., B.A., a Master's Degree in Accounting, and a J.D. from the University of Arizona, as well as an LL.M. in Taxation from New York University. He is a Certified Public Accountant.

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

      Nirmal Mulye, Ph.D., received a B.S. in Pharmacy from Bombay University and Ph.D. in Pharmacy from Temple University, Philadelphia. Dr. Mulye is the founder and President of Nostrum Pharmaceuticals, Inc. of Edison, New Jersey. Nostrum Pharmaceuticals is a developer of pharmaceutical formulation technologies and related proprietary products. Previously employed by Forest Laboratories and AL Pharma, Dr. Mulye is the inventor of numerous patented technologies owned by Nostrum Pharmaceuticals.

      Daniel S. Antonelli has served as President and Chief Executive Officer of ACH Food Companies, Inc. (formerly AC Humko Corp.) since August 1995. From 1974 to 1995 he held a number of senior positions in finance, operations and general management at Kraft, Inc. He received a Bachelor of Business at the University of Michigan, an MBA from DePaul University Graduate School of Business, and attended the PMD (General Management) program at Harvard.

      Todd A. Goergen has been a Managing Member of Ropart Investments LLC, a private investment partnership since 1998. From February 1999 to March 2000, Mr. Goergen was the Director of Acquisitions and Corporate Development at Blyth Industries, Inc. From 1994 to January 1999, he was an Associate/Analyst in the Mergers and Acquisitions Group of Donaldson, Lufkin & Jenrette. Mr. Goergen received his degree in Economics and Political Science in 1994 from Wake Forest University.

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

      Milton Okin has many years of diet and health food development experience, having created Weight Watchers low calorie foods that he subsequently sold to Weight Watchers International. Mr. Okin developed a unique all natural Vitamin C from acerola berry grown in plantations in Puerto Rico and Florida. The acerola operation was sold to Booker McConnell Ltd. of England in 1978. Mr. Okin has owned and operated a chain of health food related retail stores including outlets in Sears Roebuck and Company, and presently owns a mail order vitamin and health products business in Hastings, N.Y. Mr. Okin is a biochemist graduate of New York City College with graduate research at Mount Sinai Hospital in lipids, cholesterol and vitamins.

      Frederick B. Rentschler is Chairman of the Board of the Salk Institute in La Jolla, California. He serves on the board of directors and compensation committee of International Game Technology, a NYSE company. He served as President and Chief Executive Officer of Beatrice Companies and is a director of Sibia Neurosciences, Inc., a public company. He served as President and Chief Executive Officer of Beatrice Companies from 1987 to 1990, having completed a leveraged buyout of Beatrice Companies in 1986 with the firm of Kohlberg, Kravis, Roberts & Company. Prior to Beatrice, Mr. Rentschler was employed as President/Chief Executive Officer of Armour-Dial and subsequently had the same responsibility at Hunt-Wesson. Following his retirement from Beatrice, he served as President/Chief Executive Officer of Northwest Airlines. Mr. Rentschler's current affiliations in addition to the Salk Institute include the Board of Directors of Scottsdale Healthcare and the Advisory Board of Grocery Outlet Inc. Mr. Rentschler received his B.A. in Economics and History from Vanderbilt University and MBA from Harvard Business School. He was awarded a Doctor of Laws degree from The University of Wyoming in 1999.

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

      The Company's officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

      There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

      The Company has established a standing audit committee of its board of directors. Messrs. Feldheim and McCormick are the members of the audit committee. Mr. Feldheim has been designated as a financial expert.

      The Company has not yet adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller. The Company is currently examining its corporate governance and other policies and procedures that will relate to a larger enterprise. Following such examination, the Company expects to adopt a code of ethics applicable to all directors, officers and employees.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on the Company's review of the copies of the forms received by it during the fiscal years ended October 31, 2002, October 31, 2003 and October 31, 2004 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements during such fiscal year, except with respect to the following filings: (i) Ronald Lane, Form 4 in connection with the issuance of shares of common stock on June 1, 2004; (ii) William McCormick, Form 4 in connection with the issuance of shares of common stock on August 18, 2004; (iii) Richard Feldheim, Form 4 in connection with the issuance of shares of common stock on August 23, 2004; (iv) and Nirmal Muyle, Form 3 in connection with issuance of shares of common stock to Nostrum and Dr. Muyle's appointment to the board during June and July, 2004.

Item 11. Executive Compensation.

      The following table sets forth the total compensation received for services rendered in all capacities to the Company for the fiscal years ended October 31, 2000, 2001, 2002, 2003 and 2004 by the Company's Chief Executive Officer, and its three most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 (together the "Named Executive Officers").

SUMMARY COMPENSATION TABLE


                      SUMMARY COMPENSATION TABLE


                                                                                        Long-Term Compensation
                                                                                        ----------------------

                                     Annual Compensation                                Awards
                                     -------------------                                ------

                                                                                       Restricted   Securities
Name and                                       Salary-        Salary-    Other Annual    Stock      Underlying      All Other
Principal Position                   Year       Paid         Deferred    Compensation   Award(s)     Options       Compensation
------------------                   ----      -------      -----------  ------------   --------    ----------     ------------
                                                 ($)             ($)         ($)          ($)           (#)            ($)
 Ronald H. Lane, Ph.D.               2004     $163,919      $ 39,028
    Chief Executive Officer and               --------      --------
       President                     2003     $ 93,668      $109,279
                                              --------      --------
                                     2002     $132,696      $ 70,251
                                              --------      --------
                                     2001     $116,221      $ 86,726                                   91,000
                                              --------      --------                                   ------
                                     2000     $202,947                                                    800         $ 2,500(1)
                                              --------                                                 ------         ---------
John R. Palmer
Chief Executive Officer and          2004     $200,000
     President of InCon                       --------
     Technologies Inc.               2003     $200,000                                                                $14,000(1)
                                              --------                                                                ----------
                                     2002     $200,000                                                                $12,000(1)
                                              --------                                                                ----------
                                     2001     $200,000                                                                $10,500(1)
                                              --------                                                                ----------
                                     2000     $200,000                                                                $ 3,942(1)
                                              --------                                                                ---------


      (1)   Represents contributions to a 401(k) plan.
            ------------------------------------------

Option Grants

      There were no employee options granted in the fiscal years ended October 31, 2002, October 31, 2003, and October 31, 2004.

Option Holdings

      The following table represents certain information respecting the options held by the Named Executive Officers as of October 31, 2002, October 31, 2003 and October 31, 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                                                            Number of Securities             Value of Unexercised
                                             Shares                        Underlying Unexercised            In-the-Money Options
                                            Acquired                    Options at Fiscal Year-End(#)     at Fiscal Year-End ($)(1)
                                              on             Value      -----------------------------   ----------------------------
Name                         Year          Exercise(#)    Realized($)   Exercisable    Unexercisable    Exercisable    Unexercisable
----                         ----          -----------    -----------   -----------    -------------    -----------    -------------
Ronald H. Lane, Ph.D.        2004             --              --          91,800               0          $    0          $    0
                             2003             --              --          61,800          30,000               0               0
                             2002             --              --          31,800          60,000               0               0



(1) There are no in-the-money options calculated based on $0.20, which was the closing sale price of the Common Stock as quoted on the Pink Sheets on October 29, 2004.

Director Compensation

      The Company pays all of its Board members reimbursement for expenses for each Board meeting attended. There were no options granted to any member of the Board of Directors during the fiscal years ended October 31, 2002, October 31, 2003, and October 31, 2004.

Employment Agreements

      As of June 25, 1999, the Company entered into an Employment Agreement with Mr. John R. Palmer that superseded, in its entirety, the 1997 Employment Agreement previously executed. The new agreement was entered into in connection with the formation of InCon Processing, and was assumed by that company effective January 1, 2000. The Employment Agreement expired at the end of August, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following tables set forth certain information as of October 31, 2002, October 31, 2003 and October 31, 2004, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company, and (iii) all officers and directors as a group.

Beneficial Owner as of 10/31/02                  Amount
Name of Beneficial Owner                        Owned (2)    Percent
Directors and Named Executive
Officers(1):
-------------------------------
Ronald H. Lane, Ph.D. (3)                           692,635    15.91%
John R. Palmer (4)                                   62,075     1.43%
Richard M. Feldheim (5)                             157,729     3.62%
Daniel S. Antonelli  (6)                            464,201    10.66%
Y. Steve Henig (7)                                    2,200     0.05%
Todd Goergen (8)                                    174,000     4.00%
William M. McCormick (9)                            238,034     5.47%
Milt Okin (10)                                      229,420     5.27%
Frederick B. Rentschler (11)                         39,419     0.91%
Winston Salser (12)                                 181,606     4.17%

Executive officers and directors
as a group
(4 persons)                                       2,241,319    51.49%

Other 5% Stockholders
AC Humko (13)                                       460,001    10.57%


*Denotes less than a 1% interest in the Company

(1) Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes shares of Common Stock issuable to the identified person pursuant to stock options or warrants that may be exercised within 60 days after October 31, 2003. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by any other stockholders.

(3) Represents shares held of record by R.H. Lane Limited Partnership of which Dr. Lane is a general partner. He shares voting power over these shares with Richard M. Feldheim, a general partner. Dr. Lane disclaims beneficial ownership of 60,000 shares held by such partnership for the benefit of other partners and 180,000 shares held by the partnership for the benefit of his wife. Includes 61,800 shares of Common Stock issuable upon exercise of stock options.

(4) Includes 56,000 shares held of record by Bali Holdings, LLC, of which Mr. Palmer is one of five members.

(5) Includes 3,966 shares held of record by Abby's, Inc., a corporation controlled by Mr. Feldheim, and 151,563 shares held of record by the R. M. Feldheim Limited Partnership of which Mr. Feldheim is the general partner. Does not include 653,638 shares held by R.H. Lane Limited Partnership for the benefit of other partners. He shares voting power over the shares held by Abby's, Inc. and R.H. Lane Limited Partnership. Includes 2,200 shares of Common Stock issuable upon exercise of stock options.

(6) Represents 460,001 shares of common stock held by ACH Food Companies, Inc. of which Mr. Antonelli disclaims beneficial ownership. Mr. Antonelli is the President and CEO of ACH Food Companies, Inc. Includes 4,200 shares of common stock issuable upon exercise of stock options.

(7) Represents 2,200 shares of common stock issuable upon exercise of stock options.

(8) Includes 150,000 shares held by Ropart Investments, LLC, of which Mr. Goergen is managing member, and as to which he disclaims beneficial ownership except to the extent that his individual interest in such shares arises from his interest in such activity. Includes 24,000 shares of common stock issuable upon exercise of warrants held by Ropart Investments, LLC.

(9) Includes 120,000 shares issuable upon exercise of warrants. Also includes 10,000 shares held by Mr. McCormick's wife and 7,000 shares held by Mr. McCormick's minor children, of which shares he disclaims beneficial ownership. Also includes 42,200 shares of Common Stock issuable upon exercise of stock options.

(10) Includes 2,200 shares of common stock issuable upon exercise of stock options and 118,370 shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock.

(11) The shares are held of record by the Frederick B. Rentschler Trust. Includes 2,200 shares of common stock issuable upon exercise of stock options.

(12) Includes 22,860 shares held by the Salser Partnerships No. 1, 2, and 3. Mr. Salser shares voting power with respect to these shares with other family members. Also includes 2,200 shares of common stock issuable upon exercise of stock options.

(13) Includes 460,001 shares of common stock. The address of ACH Food Companies, Inc. is 7171 Goodlett Farms Parkway, Memphis, Tennessee 38018.

Beneficial Owner as of 10/31/03                  Amount
Name of Beneficial Owner                        Owned (2)    Percent
Directors and Named Executive Officers(1):
------------------------------------------
Ronald H. Lane, Ph.D.(3)                            722,635   16.60%
John R. Palmer (4)                                   62,075    1.43%
Richard M. Feldheim (5)                             157,729    3.62%
William M. McCormick (6)                            238,034    5.47%

Executive officers and directors as a group
(4 persons)                                       1,180,473     27.12%

Other 5% Stockholders
AC Humko (7)                                        460,001   10.57%

*Denotes less than a 1% interest in the Company

(1) Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes shares of Common Stock issuable to the identified person pursuant to stock options or warrants that may be exercised within 60 days after October 31, 2003. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by any other stockholders.

(3) Represents shares held of record by R.H. Lane Limited Partnership of which Dr. Lane is a general partner. He shares voting power over these shares with Richard M. Feldheim, a general partner. Dr. Lane disclaims beneficial ownership of 60,000 shares held by such partnership for the benefit of other partners and 180,000 shares held by the partnership for the benefit of his wife. Includes 61,800 shares of Common Stock issuable upon exercise of stock options.

(4) Includes 56,000 shares held of record by Bali Holdings, LLC, of which Mr. Palmer is a one of five members.

(5) Includes 3,966 shares held of record by Abby's, Inc., a corporation controlled by Mr. Feldheim, and 151,563 shares held of record by the R. M. Feldheim Limited Partnership of which Mr. Feldheim is the general partner. Does not include 653,638 shares held by R.H. Lane Limited Partnership for the benefit of other partners. He shares voting power over the shares held by Abby's, Inc. and R.H. Lane Limited Partnership. Includes 2,200 shares of Common Stock issuable upon exercise of stock options.

(6) Includes 120,000 shares issuable upon exercise of warrants. Also includes 10,000 shares held by Mr. McCormick's wife and 7,000 shares held by Mr. McCormick's minor children, of which shares he disclaims beneficial ownership. Also includes 42,200 shares of Common Stock issuable upon exercise of stock options.

(7) Includes 460,001 shares of common stock. The address of ACH Food Companies, Inc. is 7171 Goodlett Farms Parkway, Memphis, Tennessee 38018.

Benefical Owner as of 10/31/04                   Amount
Name of Beneficial Owner                        Owned(2)     Percent
Directors and Named Executive
Officers(1):
------------------------------
Ronald H. Lane, Ph.D.(3)                          4,502,635   28.14%
John R. Palmer (4)                                   62,075      *
Richard M. Feldheim (5)                             407,329    2.55%
William M. McCormick (6)                            472,634    2.95%
Nirmal Mulye, Ph.D. (7)                           6,002,000   37.50%

Executive officers and directors
as a group (5 persons)                           11,444,673   71.53%

Other 5% Stockholders
Nalin Rathod (8)                                  1,454,661    9.09%

*Denotes less than a 1% interest in the Company

(1) Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes shares of Common Stock issuable to the identified person pursuant to stock options or warrants that may be exercised within 60 days after October 31, 2004. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by any other stockholders.

(3) Represents shares held of record by R.H. Lane Limited Partnership of which Dr. Lane is a general partner. He shares voting power over these shares with Richard M. Feldheim, a general partner. Dr. Lane disclaims beneficial ownership of 60,000 shares held by such partnership for the benefit of other partners and 180,000 shares held by the partnership for the benefit of his wife. Includes 91,800 shares of Common Stock issuable upon exercise of stock options.

(4) Includes 56,000 shares held of record by Bali Holdings. Mr. Palmer holds a one-fifth ownership interest in the corporation.

(5) Includes 3,966 shares held of record by Abby's, Inc., a corporation controlled by Mr. Feldheim, and 401,563 shares held of record by the R. M. Feldheim Limited Partnership of which Mr. Feldheim is the general partner. Does not include 3,403,638 shares held by R.H. Lane Limited Partnership for the benefit of other partners. He shares voting power over the shares held by Abby's, Inc. and R.H. Lane Limited Partnership. Includes 1,800 shares of Common Stock issuable upon exercise of stock options.

(6) Includes 120,000 shares issuable upon exercise of warrants. Also includes 10,000 shares held by Mr. McCormick's wife and 7,000 shares held by Mr. McCormick's minor children, of which shares he disclaims beneficial ownership. Also includes 41,800 shares of Common Stock issuable upon exercise of stock options.

(7) Includes 6,000,000 shares held of record by Nostrum Pharmaceuticals, Inc, a corporation controlled by Dr. Mulye. Also includes 2,000 shares held by Dr. Mulye's wife, of which he disclaims beneficial ownership.

(8) Includes 1,250,000 shares held of record by Asia Pacific Investment Holdings Ltd, 30,000 shares held of record by Macropower Development Ltd, and 14,286 shares held of record by Technology Resources & Investments Ltd, all corporations controlled by Mr. Rathod. Also includes 20,000 shares held in the street name CEDE & Co., 40,875 share held in the Indian Depository Trust, 41,800 shares of common stock issuable upon exercise of warrants, as well as a convertible promissory note in the amount of $49,500, which is convertible into shares at $1.00 per share.

Item 13. Certain Relationships and Related Transactions.

      On August 10, 2004, the Company issued and sold 1,000,000 shares of Common Stock in a private placement to Asia Pacific Investment Holdings Limited, the current owner of a 50% interest in InCon Processing (as described above, Bionutrics also owns a 50% interest in this company), for an aggregate purchase price of $1,000,000.

      On June 16, 2004, the Company entered into a Product Development and License Agreement with Nostrum Pharmaceuticals, Inc. In July, 2004, Nirmal Mulye, an individual that controls Nostrum, was appointed to the Company's board of directors.

      The Company issued Nostrum six million shares of common stock in a private placement as payment for the technology and products to be made available to it under the agreement with Nostrum. There is no additional compensation due to Nostrum for the technology available to Bionutrics under the agreement. However, Nostrum has the right, upon written notice to the Company, to terminate the agreement or any project(s) and product(s) provided thereunder in the event that any of the following conditions are not satisfied by February 15, 2005: (i) all notes or other indebtedness of the Company that is convertible into common stock shall have been paid in full or converted; (ii) the Company shall have no indebtedness that is secured by its property; (iii) the Company shall have obtained lock-up agreements from the holders of at least 13,500,000 shares of common stock agreeing not to sell shares of common stock in the public market for a period of 18 months (whereby no shares may be sold for the first nine months and a limited number of shares may be sold for the next nine months); and
(iv) the Company shall have raised gross proceeds of at least $1,000,000 in a private placement of its equity securities (as of the date of this filing, condition (iv) has been satisfied); and the rights granted thereunder are of no effect until those conditions are satisfied.

      In the event Nostrum terminates the agreement, Nostrum would be required immediately to return the six million shares of common stock it received and Bionutrics would have no further rights to the technology or products thereunder.

Item 14. Principal Accountant Fees and Services.

      The following is a description of the fees paid by the Company to Miller, Ellin & Co., LLP ("Miller Ellin") during the fiscal years ended October 31, 2004:

      Audit Fees: The Company paid fees of approximately $62,000 to Miller Ellin in connection with its audit of the Company's financial statements for the fiscal years ended October 31, 2004, October 31, 2003, and October 31, 2002.

      Financial Information Systems Design and Implementation Fees: The Company did not engage Miller Ellin during the years ended October 31, 2004, October 31, 2003 and October 31, 2002 to provide advice to the Company regarding financial information systems design and implementation.

      Other fees: The Company did not pay any fee to Miller Ellin to perform non-audit services during the years ended October 31, 2004, October 31, 2003 and October 31, 2002.

                                     Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

(a) (2) Index to Exhibits

Exhibit       Description
-------       -----------
3.1           Restated Articles of Incorporation (1)

3.2           Articles of Amendment to the Articles of Incorporation (1)

3.3           Bylaws (1)

4.1           Form of Certificate evidencing shares of common stock (1)

10.1          Employment Agreement between the Registrant and John R. Palmer (3)

10.2          1996 Stock Option Plan, as amended through March 26, 1998 (7)

10.3 Agreement and Plan of Merger by and among InCon Technologies, Inc., InCon Holdings, LLC, Bionutrics, Inc. and BNRX, Inc.(2)

10.4 Stock Purchase Agreement dated as of August 14, 1998, between the Registrant and AC HUMKO CORP.(4)

10.5 Warrant Agreement dated as of August 14, 1998, between the Registrant and AC HUMKO CORP.(4)

10.6 Exclusive Supply Agreement dated as of August 14, 1998, between AC HUMKO CORP. and Bionutrics Entities (filed in redacted format pursuant to a confidential treatment request) (5)

10.7 Warrant Agreement for the purchase of 20,000 shares of common stock between the Company and William M. McCormick dated August 7, 1998 (7)

10.8 Warrant Agreement for the purchase of 120,000 shares of common stock between the Company and William M. McCormick dated August 7, 1998 (7)

10.9 Stock Purchase Agreement and Common Stock Purchase Warrants dated January 28, 1999 between Ropart Investments, LLC and the
              Company (8)

10.10         Warrant Certificates dated April 27, 1999 issued to Gary J.
              Shemano, Mart Bailey and Michael Jacks for an aggregate of 20,000 shares of common stock and Warrant Agreement effective April 9, 1998 between The Shemano Group and the Company (8)

10.11 Master Formation Agreement for InCon Processing, LLC among AC HUMKO CORP., InCon Technologies, Inc., InCon International, Inc., Nutrition Technology Corp., and Bionutrics, Inc., dated June 25, 1999 (filed in redacted format pursuant to a confidential treatment request) (9)

10.12 Members Agreement for InCon Processing, LLC, between AC HUMKO CORP. and InCon Technologies, Inc., dated June 5, 1999 (filed in redacted format pursuant to a confidential treatment request) (9)

10.13         First Amendment to Agreement for Purchase and Sale of Assets (9)

10.14 Common Stock Purchase Agreement dated September 7, 2000 between the Company and Justicia Holdings Limited (11)

10.15 Registration Rights Agreement dated September 7, 2000 between the Company and Justicia Holdings Limited (11)

10.16 Escrow Agreement dated September 7, 2000 among the Company, Justicia Holdings Limited and Epstein, Becker & Green P.C. (11)

10.17 Form of Stock Purchase Warrant pursuant to Common Stock Purchase Agreement dated September 7, 2000 (11)

10.18 Common Stock Purchase Agreement dated September 20, 2000 between the Company and AMRO International, S.A. (12)

10.19 Registration Rights Agreement dated September 20, 2000 between the Company and AMRO International, S.A. (12)

10.20 Escrow Agreement dated September 20, 2000 among the Company, AMRO International, S.A. and Epstein, Becker & Green P.C. (12)

10.21 Warrant Agreement for the purchase of 10,000 shares of common stock dated September 20, 2000 between the Company and AMRO International, S.A. (12)

10.22 Series A Convertible Preferred Stock Acquisition Agreement dated October 27, 2000 between the Company and Milton Okin (12)

10.23 Common Stock Acquisition Agreement dated October 28, 2000 between the Company and Macropower Development Limited (12)

10.24 First Modification to the Master Formation Agreement for InCon Processing, LLC, entered into October 30, 2000 among ACH Food Companies, Inc. (formerly AC HUMKO CORP.), InCon Technologies, Inc., InCon International, Inc., Nutrition Technology Corp. and Bionutrics, Inc. (12)

10.25 First Modification to the Members Agreement for InCon Processing, LLC, entered into October 30, 2000 among ACH Food Companies, Inc. (formerly AC HUMKO CORP.), InCon Technologies, Inc. and Bionutrics, Inc. (12)

10.26 Common Stock Acquisition Agreement dated October 30, 2000 between the Company and ACH Food Companies, Inc. (formerly AC HUMKO CORP.)
              (12)

10.27 Warrant Agreement for the purchase of 400,000 shares of common stock dated October 30, 2000 between the Company and ACH Food Companies, Inc. (formerly AC HUMKO CORP.) (12)

10.28 Common Stock Purchase Agreement dated December 20, 2000 by and between the Company and Ropart Investments, LLC (12)

10.29 Warrant Agreement for the purchase of 14,000 shares of common stock dated December 20, 2000 between the Company and Ropart Investments, LLC (12)

10.30 Stock Purchase Agreement dated August 23, 2001 between Pharmaceutical Marketing Brands, Inc. and Bionutrics, Inc. (13)

10.31 Amended and Restated Consolidated Multiple Advance Non-Revolving Note, dated October 26, 2001 (14)

10.32         Amended and Restated Loan and Stock Pledge Agreement (14)

10.33         Amended and Restated Security Agreement (14)

10.34 Amendment No. 1 to Stock Purchase Agreement between Pharmaceutical Marketing Brands, Inc. and Bionutrics, Inc., effective as of August 23, 2001, executed as of October 5, 2001 (14)

10.35 Amendment No. 2 to Stock Purchase Agreement, dated as of October 31, 2001 (14)

10.36 Amendment No. 3 to Stock Purchase Agreement, dated as of December 28, 2001 (15)

10.37 Amendment No. 4 to Stock Purchase Agreement, dated as of January 29, 2002 (16)

10.38 Second Amended and Restated Consolidated Multiple Advance Non-Revolving Note, dated April 9, 2002 (17)

10.39 Amendment No. 1 to Amended and Restated Loan and Stock Pledge Agreement, dated April 9, 2002 (18)

10.40 Amendment No. 1 to Amended and Restated Security Agreement, dated April 9, 2002 (19)

10.41 Third Amended and Restated Consolidated Multiple Advance Non-Revolving Note, dated July 10, 2002 (20)

10.42 Amendment No. 2 to Amended and Restated Loan and Stock Pledge Agreement, dated July 10, 2002 (21)

10.43 Amendment No. 2 to Amendment No. 1 to Amended and Restated Security Agreement, dated July 10, 2002 (22)

10.44 Product Development and License Agreement dated June 16, 2004, by and between the Company and Nostrum Pharmaceuticals, Inc. (23)

10.45 Stock Purchase Agreement dated June 16, 2004, by and between the Company and Nostrum Pharmaceuticals, Inc. (24)

10.46 Stock Purchase Agreement dated August 2, 2004, by and between the Company and Asia Pacific Investment Holdings Limited. (25)

10.47 Fourth Amended and Restated Consolidated Multiple Advance Non-Revolving Note, dated January 31, 2003.

10.48 Stock Purchase Agreement dated September 1, 2004, by and between the Company and Asia Pacific Investment Holdings Limited. 21 Subsidiaries of the Company

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------------
(1) Incorporated by reference to Registrant's Form 10 filed with the Commission on or about January 21, 1997.

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

(5) Incorporated by reference to Registrant's Form 8-K/A filed with the Commission on or about October 13, 1998

(6) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about October 21, 1998.

(7) Incorporated by reference to Registrant's Form 10-K filed with the Commission on or about January 29, 1999.

(8) Incorporated by reference to Registrant's Second Quarter Form 10-Q filed with the Commission on or about June 10, 1999. . (9) Incorporated by reference to Registrant's form 8-K filed with the Commission on or about July 12, 1999.

(10) Incorporated by reference to Registrant's First Quarter Form 10-Q filed with the Commission on or about March 15, 2000.

(11) Incorporated by reference to Registrant's Third Quarter Form 10-Q filed with the Commission on or about September 13, 2000.

(12) Incorporated by reference to Registrant's Form 10-K filed with the Commission on or about January 17, 2001.

(13) Incorporated by reference to Registrant's form 8-K filed with the Commission on or about August 23, 2001.

(14) Incorporated by reference to Registrant's form 8-K filed with the Commission on or about November 9, 2001.

(15) Incorporated by reference to Registrant's Form 10-K filed with the Commission on or about January 21, 1997.

(16) Incorporated by reference to Registrant's Form 10-Q filed with the Commission on or about March 15, 2002.

(17) Incorporated by reference to Registrant's Form 10-Q filed with the Commission on or about June 14, 2002.

(18) Incorporated by reference to Registrant's Form 10-Q filed with the Commission on or about June 14, 2002.

(19) Incorporated by reference to Registrant's Form 10-Q filed with the Commission on or about June 14, 2002.

(20) Incorporated by reference to Registrant's Form 10-Q filed with the Commission on or about September 13, 2002.

(21) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about September 13, 2002.

(22) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about September 13, 2002.

(23) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about September 14, 2004.

(24) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about September 14, 2004.

(25) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about September 14, 2004.

(b) Financial Statements filed as part of this Report:

      Consolidated Financial Statements and Supplemental Schedules as listed in the Index to Consolidated Financial Statements on Page F-1 of this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Bionutrics, Inc.

Dated: January 6, 2005             By: /s/  Ronald Howard Lane
                                   Name: Ronald Howard Lane
                                   Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                               Title                             Date

/s/ Ronald Howard Lane         Chief Executive Officer,          January 6, 2005
Ronald Howard Lane             President, Principal
                               Executive Officer,
                               Principal Financial
                               and Accounting Officer,
                               Chairman of the Board

/s/ Richard M. Feldheim                                          January 6, 2005
Richard M. Feldheim            Director

/s/ William M. McCormick                                         January 6, 2005
William M. McCormick           Director

/s/ Nirmal Mulye                                                 January 6, 2005
Nirmal Mulye                   Director

                        BIONUTRICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002

                                    CONTENTS

                                                                          PAGE

INDEPENDENT AUDITORS' REPORT...............................................2

CONSOLIDATED BALANCE SHEETS................................................3

CONSOLIDATED STATEMENTS OF OPERATIONS......................................4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT................5

CONSOLIDATED STATEMENTS OF CASH FLOWS..................................6 - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................8 - 31

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors, Bionutrics, Inc.

We have audited the accompanying consolidated balance sheets of Bionutrics, Inc. and Subsidiaries as of October 31, 2004, 2003, and 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years ended October 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bionutrics, Inc. and Subsidiaries as of October 31, 2004, 2003, and 2002 and the results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced significant losses and negative cash flows which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                              /s/ Miller Ellin and Company, LLP
                                              Certified Public Accountants

New York, New York
December 13, 2004

                        BIONUTRICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               OCTOBER 31
                                                           --------------------------------------------------
                                                               2004              2003                2002
                                                           ------------       ------------       ------------
ASSETS
CURRENT ASSETS:
      Cash                                                 $    629,257       $      3,153       $     27,514
      Trade receivables, net of allowance for
        doubtful accounts of $302,968, $302,968, and
        $304,677, respectively                                       --                 --                540
      Inventory                                                  49,321             27,590             33,418
      Prepaid expenses and other current assets                  22,034             15,603             20,529
                                                           ------------       ------------       ------------
          Total current assets                                  700,612             46,346             82,001
                                                           ------------       ------------       ------------

PROPERTY - net                                                    2,916                 --                 --

PATENTS AND LICENSE - net of accumulated amortization
    of $282,520, $252,223, and $232,657, respectively           724,445            384,742            336,808

INVESTMENT IN JOINT VENTURE                                   1,447,333          1,779,608          2,295,835
                                                           ------------       ------------       ------------

                        TOTAL                              $  2,875,306       $  2,210,696       $  2,714,644
                                                           ============       ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                     $  1,575,934       $  1,632,659       $  1,588,948
      Notes payable - shareholders and others                 1,484,000          1,404,500          1,254,500
      Accrued expenses and other current liabilities            720,005            670,834            645,771
                                                           ------------       ------------       ------------
          Total current liabilities                           3,779,939          3,707,993          3,489,219
                                                           ------------       ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
      Common stock                                               16,002              4,352              4,352
      Preferred stock                                           798,998            798,998            798,998
      Warrants                                                  401,191            448,023            605,258
      Additional paid-in capital                             39,800,127         38,047,945         37,853,911
      Accumulated deficit                                   (41,920,951)       (40,796,615)       (40,037,094)
                                                           ------------       ------------       ------------
          Stockholders' deficit                                (904,633)        (1,497,297)          (774,575)
                                                           ------------       ------------       ------------

                        TOTAL                              $  2,875,306       $  2,210,696       $  2,714,644
                                                           ============       ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BIONUTRICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED OCTOBER 31,
                                                          -----------------------------------------------
                                                             2004              2003              2002
                                                          -----------       -----------       -----------
REVENUES, NET                                             $    98,767       $    31,978       $    36,516

COST OF GOODS SOLD                                             18,269             5,829            14,182
                                                          -----------       -----------       -----------

GROSS PROFIT                                                   80,498            26,149            22,334

SELLING, GENERAL AND

      ADMINISTRATIVE EXPENSES                                 866,913           468,418         1,246,583
                                                          -----------       -----------       -----------

OPERATING LOSS                                               (786,415)         (442,269)       (1,224,249)
                                                          -----------       -----------       -----------

OTHER INCOME (EXPENSE)

      Interest expense, net                                    (1,822)          (16,660)         (179,477)
      Gain (loss) on disposition of assets and other
        income (expense)                                       (3,849)          215,634               986
      Equity in loss of joint venture                        (332,250)         (516,227)         (433,535)
                                                          -----------       -----------       -----------
                                                             (337,921)         (317,253)         (612,026)
                                                          -----------       -----------       -----------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                 (1,124,336)         (759,522)       (1,836,275)

PROVISION FOR INCOME TAXES                                         --                --                --
                                                          -----------       -----------       -----------

      NET LOSS                                            $(1,124,336)      $  (759,522)      $(1,836,275)
                                                          ===========       ===========       ===========

      Per share information - basic and diluted:

      Basic and diluted net loss per common share         $     (0.14)      $     (0.17)      $     (0.42)
                                                          ===========       ===========       ===========

      Weighted average number of common shares
        outstanding - basic and diluted                     7,840,496         4,352,600         4,352,600
                                                          ===========       ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BIONUTRICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                   COMMON STOCK                 PREFERRED STOCK                   WARRANTS
                             ---------------------------   ---------------------------   ----------------------------
                               SHARES          AMOUNT         SHARES         AMOUNT         NUMBER         AMOUNT
                             ------------   ------------   ------------   ------------   ------------    ------------
BALANCES, NOVEMBER 1, 2001      4,352,600   $      4,352        591,850   $    798,998        430,000    $    750,743

Warrants issued                        --             --             --             --         10,000          79,540

Warrants expired                       --             --             --             --        (80,000)       (225,025)

Net loss                               --             --             --             --             --              --
                             ------------   ------------   ------------   ------------   ------------    ------------

BALANCES, OCTOBER 31, 2002      4,352,600          4,352        591,850        798,998        360,000         605,258

Warrants issued                        --             --             --             --        375,000          36,799

Warrants expired                       --             --             --             --        (76,000)       (194,034)

Net loss                               --             --             --             --             --              --
                             ------------   ------------   ------------   ------------   ------------    ------------

BALANCES, OCTOBER 31, 2003      4,352,600          4,352        591,850        798,998        659,000         448,023

Issuance of common stock       11,650,000         11,650             --             --             --              --

Warrants issued                        --             --             --             --         50,000              --

Warrants expired                       --             --             --             --        (24,000)        (46,832)

Net loss                               --             --             --             --             --              --
                             ------------   ------------   ------------   ------------   ------------    ------------

BALANCES, OCTOBER 31, 2004     16,002,600   $     16,002        591,850   $    798,998        685,000    $    401,191
                             ============   ============   ============   ============   ============    ============

                              PAID IN       ACCUMULATED     STOCKHOLDERS'
                              CAPITAL         DEFICIT        (DEFICIT)
                             ------------   ------------    ------------
BALANCES, NOVEMBER 1, 2001   $ 37,628,886   $(38,200,819)   $    982,160

Warrants issued                        --             --          79,540

Warrants expired                  225,025             --              --

Net loss                               --     (1,836,275)     (1,836,275)
                             ------------   ------------    ------------

BALANCES, OCTOBER 31, 2002     37,853,911    (40,037,094)       (774,575)

Warrants issued                        --             --          36,799

Warrants expired                  194,034             --              --

Net loss                               --       (759,522)       (759,522)
                             ------------   ------------    ------------

BALANCES, OCTOBER 31, 2003     38,047,945    (40,796,615)     (1,497,297)

Issuance of common stock        1,705,350             --       1,717,000

Warrants issued                        --             --              --

Warrants expired                   46,832             --              --

Net loss                               --     (1,124,336)     (1,124,336)
                             ------------   ------------    ------------

BALANCES, OCTOBER 31, 2004   $ 39,800,127   $(41,920,951)   $   (904,633)
                             ============   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BIONUTRICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED OCTOBER 31,
                                                       -----------------------------------------------
                                                          2004              2003               2002
                                                       -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                         ($1,124,336)      ($  759,522)      ($1,836,275)
      Adjustments to reconcile net loss
      to net cash used in:
      Depreciation and amortization                         30,880            29,585            30,825
      Equity in net loss of joint venture                  332,275           516,227           433,535
      Stock based compensation                             156,500            36,800            79,540
      Gain on sale of assets                                                (227,519)

      Changes in assets and liabilities:
      Decrease in accounts receivables                          --               540             5,900
      (Increase) decrease in inventory                     (21,731)            5,828            11,005
      (Increase) decrease in prepaid expenses and
          other current assets                              (6,431)            4,926            (5,285)
      (Decrease) increase in accounts payable              (56,725)           43,711           616,988
      (Decrease) increase in accrued expenses               49,171            25,063           (81,178)
                                                       -----------       -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                     (640,397)         (324,361)         (744,946)
                                                       -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchases of property and equipment                   (3,499)               --                --
      Proceeds from sale of assets                              --           250,000                --
      Patent acquisition costs                             (10,000)         (100,000)               --
                                                       -----------       -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                      (13,499)          150,000                --
                                                       -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from issuance of notes payable               79,500           150,000           671,500
      Issuance of common stock                           1,200,500                --                --
                                                       -----------       -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                1,280,000           150,000           671,500
                                                       -----------       -----------       -----------

NET CHANGE IN CASH                                         626,104           (24,361)          (73,445)

CASH AND CASH EQUIVALENTS - BEGINNING                        3,153            27,514           100,959
                                                       -----------       -----------       -----------

CASH AND CASH EQUIVALENTS - ENDING                     $   629,257       $     3,153       $    27,514
                                                       ===========       ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                BIONUTRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED OCTOBER 31,
                                                        ------------------------------------
                                                          2004          2003          2002
                                                        --------      --------      --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
          Income taxes                                  $     --      $     --      $     --
          Interest                                      $     --      $     --      $     --

      Non-cash investing and financing activities:
      Acquisition of license agreement in exchange
          for 6,000,000 shares of common stock          $360,000      $     --      $     --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION, AND NATURE OF BUSINESS

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bionutrics, Inc. and its wholly owned subsidiaries, (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company consolidates all entities under its control and uses the equity method to account for companies in which it has significant investment and has the ability to exercise significant influence over operating or financial policies.

ORGANIZATION AND NATURE OF BUSINESS

Bionutrics, Inc. ("Bionutrics") was incorporated in Nevada in 1990. The Company has three primary subsidiaries, LipoGenics, Inc. ("LipoGenics"), Bionutrics Health Products, Inc. ("BHP" or "Health Products"), and InCon Technologies Inc. ("InCon"). LipoGenics serves as the product research arm of the Company with a focus on the discovery and development of active compounds for both drugs and functional nutrition. Health Products is the market research and product positioning company charged to deliver new functional nutrition products to marketing partners. InCon was merged into a limited liability company, InCon Processing, LLC ("InCon Processing") in which the Company has a 50% ownership.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At October 31, 2004, 2003, and 2002 cash consisted of cash on deposit with banks and the Company had no cash equivalents.

INVENTORY

The Company's inventory is stated at the lower of cost or market. Cost is determined using the first in first out method.

PROPERTY AND DEPRECIATION

Property and equipment are stated at cost. Major renewals and improvements are capitalized and replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are charged to expense when incurred. When items of property and equipment are retired or otherwise disposed of, the original cost and related accumulated depreciation to date are removed from the accounts and any gain or losses upon retirement or sale is recognized in income.

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND NATURE OF BUSINESS (cont'd)

The Company's property consists of computer equipment which is depreciated for financial reporting purposes using the straight-line method over its estimated useful life of 3 years.

PATENTS

The provisions of SFAS No. 142, Goodwill and Other Intangible Assets, are applied to patents and trademarks. Costs incurred for the application of patents are capitalized and amortized on the straight-line method for 17 years, which is their estimated useful life. These costs are charged to expense if the patent is unsuccessful. The Company continually reviews patents for impairment. If conditions exist that indicate that the carrying value is not recoverable an impairment charge is recognized to reduce the carrying amount to the estimated fair value of the asset. Patents currently capitalized relate to both the processes and products associated with the Company's business.

INVESTMENTS

The Company has a 50% interest in InCon Processing, L.L.C. ("InCon Processing"). InCon Processing is engaged in toll processing, molecular separation, and the design and sale of molecular separation facilities. The Company accounts for its investment in InCon Processing using the equity method.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company continually evaluates the fair value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No material impairments were determined to have occurred during the years ended October 31, 2004, 2003 and 2002.

REVENUE RECOGNITION

The Company generally recognizes product revenue at the time of shipment to the customer. Revenues from the sale of consignment inventory are recognized upon the sale of the inventory by third parties. Revenues from services are recorded at the time the service is rendered and/or reimbursable expenses are incurred.

Bionutrics' current strategy is to partner the manufacturing and marketing of such new products through licensing arrangements. Revenues for the years ended October 31, 2004, 2003 and 2002 were derived primarily from two sources: services and product sales. Revenues from product sales during the years ended October 31, 2004, 2003 and 2002 were entirely from the sales of evolve(R), the Company's dietary supplement product.

The Company had no customers that accounted for over 10 percent of revenues in any of the years ended October 31, 2004, 2003, and 2002.

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND NATURE OF BUSINESS (cont'd)

ADVERTISING EXPENSES

The cost of advertising is charged to expense as incurred.

RESEARCH AND DEVELOPMENT

The cost of research and development is charged to expense as incurred.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and SFAS NO. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123. The application of SFAS No. 148 had no material effect.

INCOME TAXES

The Company accounts for income taxes using the liability method. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Any resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts.

CONCENTRATIONS AND CREDIT RISK

Cash

The Company maintains cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC); however, because deposits are maintained at high quality financial institutions, management does not believe that there is a significant risk of loss of uninsured amounts.

Accounts Receivable

Management performs ongoing credit evaluations and establishes an allowance for doubtful accounts based on experience and judgments about the collectibility of its trade accounts receivable. Accounts are written off if significantly past due and management deems them to be uncollectible after exhaustive collection efforts.

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND NATURE OF BUSINESS (cont'd)

NEW ACCOUNTING PRONOUNCEMENTS

In 2004, 2003, and 2002 the FASB issued the following new statements and interpretations:

     Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and
            Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106.

     Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64,
            Amendment of FASB Statement No. 13, and Technical Corrections

     Statement No. 146, Accounting for Costs Associated with Exit or Disposal
            Activities.

     Statement No. 147, Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.

     Statement No. 148, Accounting of Stock-Based Compensation - Transition and
            Disclosure, an amendment of FASB Statement No. 123.

     Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.

     Statement No. 150, Accounting for Certain Financial Instruments with
            Characteristic's of Both Liabilities and Equity.

     Statement No. 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4.

     FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure
            Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others--an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.

     FASB Interpretation 46, Consolidation of Variable Interest Entities--an interpretation of ARB No. 51.

     FASBInterpretation 46(R), Consolidation of Variable Interest Entities
         (revised December 2003)--an interpretation of ARB No. 51.

In addition, in 2004, 2003, and 2002 the American Institute of Certified Public Accountants ("AICPA") issued the following new accounting statements of position:

     Statement of Position (SOP) 02-2: Accounting for Derivative Instruments and
            Hedging Activities by Not-for-Profit Health Care Organizations, and Clarification of the Performance Indicator.

     Statement of Position (SOP) 03-1: Accounting and Reporting by Insurance
            Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.

     Statement of Position (SOP) 03-3: Accounting for Certain Loans or Debt
            Securities Acquired in a Transfer.

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND NATURE OF BUSINESS (cont'd)

     Statement of Position (SOP) 03-4: Reporting Financial Highlights and
            Schedule of Investments by Nonregistered Investment Partnerships - An Amendment to the Audit and Accounting Guide "Audits of Investment Companies" and AICPA Statement of Position 95-2, "Financial Reporting by Nonpublic Investment Partnerships."

     Statement of Position (SOP) 03-5: Financial Highlights of Separate Accounts
            - An Amendment to the Audit and Accounting Guide "Audits of Investment Companies."

None of these pronouncements had or are expected to have a material impact on the Company's financial position and results of operations.

NOTE 2 - BASIS OF PRESENTATION

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. However, the Company has experienced significant operating losses and negative cash flows from operations in each of the three years ended October 31, 2004, 2003, and 2002. The Company has sustained cumulative losses of approximately $42 million through October 31, 2004 and has a working capital deficit of approximately $3.1 million at that date. Management has adopted a plan of action that it believes will address its current financial requirements and enable it to achieve a more sound financial condition. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities as might be necessary if the Company be unable to continue as a going concern.

MANAGEMENT'S LIQUIDITY AND OPERATING PLANS

Substantial doubts about the Company's ability to continue as a going concern have been raised because, as shown in the accompanying financial statements, the Company has experienced recurring losses and negative cash flows from operations. Management is currently attempting to secure additional financing through private placements and is also attempting to negotiate long-term contracts with foreign companies using its patents. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to maintain adequate financing, and ultimately to attain successful operations. However, continuation of the business is dependent on the Company's ability to achieve profitable operations and generate sufficient incoming cash flows to meet its current obligations. Management believes that with the infusion of funds from private placements and stock issuances, the Company will continue as an ongoing entity at least through the end of fiscal year 2005. Management is continuing its efforts to obtain additional funds from such sources.

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------

NOTE 3 - INVENTORY

As of October 31, 2004, 2003 and 2002, inventory consists of:

                     2004         2003        2002
                    -------      -------      -------
Finished goods      $ 9,321      $27,590      $33,418
Raw materials        40,000           --           --
                    -------      -------      -------
                    $49,321      $27,590      $33,418
                    =======      =======      =======


NOTE 4 - INTANGIBLES

Intangibles consist of patents for pharmaceutical-nutritional chemical compounds that the Company hopes to develop into effective pharmaceutical products and a license to market certain pharmaceutical products. The license, which has a carrying value of $360,000, was acquired during the year ended October 31, 2004 in exchange for 6 million shares of the Company's common stock. Amortization charged to operations for the years ended October 31, 2004, 2003 and 2002 amounted to $30,297, $24,414, and $24,414, respectively.

NOTE 5 - INVESTMENT IN JOINT VENTURE

The Company accounts for its 50% interest in InCon Processing, under the equity method of accounting as economic control is shared with the joint venture partner. The following presents summarized financial information for InCon Processing, which has a fiscal year that ends on August 31.

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------

NOTE 5 - INVESTMENT IN JOINT VENTURE (cont'd)

                                             INCON PROCESSING
                                              BALANCE SHEETS

                                                                        AUGUST 31,
                                                        ------------------------------------------
ASSETS                                                     2004            2003            2002
                                                        ----------      ----------      ----------
  CURRENT ASSETS:
    Cash and cash equivalents                           $  114,356      $  184,760      $  165,317
    Accounts receivable                                    768,193         348,910         184,420
    Prepaid expenses and other current assets               73,034          47,840          70,072
                                                        ----------      ----------      ----------
  Total current assets                                     955,583         581,510         419,808
                                                        ----------      ----------      ----------
  PROPERTY AND EQUIPMENT                                 2,249,302       2,699,735       3,816,904
                                                        ----------      ----------      ----------
  GOODWILL                                                 721,428         721,428         721,428
                                                        ----------      ----------      ----------
                                                        $3,926,312      $4,002,673      $4,958,140
                                                        ==========      ==========      ==========

LIABILITIES AND MEMBERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable                                    $  254,504      $  142,924      $  182,686
    Accrued expenses and other current liabilities         442,918         233,373         141,857
    Customer deposits                                      143,503              --              --
    Deferred revenue                                       108,720              --          41,928
    Estimated loss on contracts                             82,000          67,159              --
                                                        ----------      ----------      ----------
  Total current liabilities                              1,031,645         443,455         366,471
                                                        ----------      ----------      ----------
  COMMITMENTS AND CONTINGENCIES
  MEMBERS' EQUITY                                        2,894,667       3,559,218       4,591,669
                                                        ----------      ----------      ----------

                                                        $3,926,312      $4,002,674      $4,958,140
                                                        ==========      ==========      ==========

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------

NOTE 5 - INVESTMENT IN JOINT VENTURE (cont'd)


                                INCON PROCESSING
                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED AUGUST 31,
                                                  -----------------------------------------------
                                                      2004              2003              2002
                                                  -----------       -----------       -----------
REVENUES:

  Service Revenue                                 $ 2,242,166       $ 2,621,555       $ 2,306,416
  Equipment sales                                   1,817,435           472,517           281,167
                                                  -----------       -----------       -----------
Total revenues                                      4,059,600         3,094,072         2,587,583
                                                  -----------       -----------       -----------
COST OF REVENUES:

  Service Revenue                                     105,490           110,640           166,219
  Equipment sales                                   1,788,432           491,677           177,122
                                                  -----------       -----------       -----------
Total cost of revenues                              1,893,922           602,318           343,341
                                                  -----------       -----------       -----------
GROSS PROFIT                                        2,165,678         2,491,754         2,244,242
                                                  -----------       -----------       -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        2,831,007         2,839,431         3,111,634
                                                  -----------       -----------       -----------
LOSS FROM OPERATIONS                                 (665,329)         (347,677)         (867,393)
                                                  -----------       -----------       -----------
OTHER INCOME (EXPENSES):

  Interest income                                         779                60                 0
  Loss on abandonment of assets                             0          (684,834)             (323)
                                                  -----------       -----------       -----------
Total other income (expenses)                             779          (684,774)             (323)
                                                  -----------       -----------       -----------
NET LOSS                                             (664,550)       (1,032,452)         (867,072)
                                                  -----------       -----------       -----------
MEMBERS' EQUITY - BEGINNING                         3,559,217         4,591,670         5,458,741
                                                  -----------       -----------       -----------
MEMBERS' EQUITY - ENDING                          $ 2,894,667       $ 3,559,218       $ 4,591,669
                                                  ===========       ===========       ===========

NOTE 6 - NOTES PAYABLE - SHAREHOLDERS AND OTHERS

At October 31, 2004, 2003, and 2002, notes payable - shareholders and others consisted of the following:

                                                               2004            2003            2002
                                                            ----------      ----------      ----------
Notes payable under consolidated, multiple advance
  non-revolving agreement - shareholders                    $  583,000      $  583,000      $  583,000
Notes payable under consolidated, multiple advance
  non-revolving agreement - others                             671,500         671,500         671,500
Note payable - third party, bearing interest at 12%
  per year, monthly interest only payments, matured on
  December 24, 2003                                            150,000         150,000              --
Other third party notes payable                                 79,500              --              --
                                                            ----------      ----------      ----------
    Total                                                   $1,484,000      $1,404,500      $1,254,500
                                                            ==========      ==========      ==========

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------

NOTE 6 - NOTES PAYABLE - SHAREHOLDERS AND OTHERS (cont'd)

The Company has borrowings under a consolidated, multiple advance, non-revolving note agreement with some of its shareholders and certain other parties. The fourth amended version of this agreement, dated January 31, 2003, is currently in effect and it replaces earlier versions of the note agreement dated in July 2002, April 2002, October 2001, and June 2001. The original notes and each of the amendments thereto have an interest cost that is based on a defined original issue discount, and which results in a fixed interest cost applicable to the period from the date of origination to the date of full loan satisfaction or renewal. The fourth amended version of this agreement specifies a total fixed interest cost of $260,000, which applies to the period since the inception of the original agreement and results in an effective annual interest rate of approximately 7% per year since June 2001. Interest expense recorded in the financial statements reflects a gradually decreasing percentage cost because the specified additional discounts imposed with each successive renewal have decreased substantially with each renewal. Total interest expense related to this agreement was approximately $1,822, $16,660, and $179,477 in 2004, 2003, and 2002, respectively.

The Company is negotiating to extend the note payable - third party which matured on December 24, 2003. The outcome of these negotiations cannot be predicted.

NOTE 7 - STOCKHOLDERS' DEFICIT

COMMON STOCK

The Company has an authorized 45,000,000 shares of common stock, with a par value of $0.001, which may be issued. The number of shares outstanding, as shown on the Consolidated Statements of Changes in Stockholders' Deficit, does not include 240,578 shares that are owned by a subsidiary company which are to be cancelled. During the three years ending October 31, 2004 and all during the year ended October 31, 2004, the Company issued 11,650,000 shares for various reasons, as follows:

SHARES ISSUED     CONSIDERATION
-------------     -------------
  6,000,000       Pharmaceutical license with a carrying value of $360,000.
  1,250,000       $1,200,000 cash from joint venture partner.
  3,750,000       Officers compensation of $150,000.
    650,000       Employee compensation of $6,500.
 ----------
 11,650,000
 ==========

The license acquired with the issuance of 6 million common shares is subject to cancellation by the licensor if the Company does not satisfy certain conditions by February 13, 2005, as defined in the license agreement. Management believes that it is probable that these conditions will be satisfied.

PREFERRED STOCK

The Company has an authorized 5,000,000 shares of Series A Convertible Preferred Stock, with a par value of $0.001, which may be issued. The 591,850 outstanding shares were issued prior to November 1, 2001 as consideration for the cancellation of $798,998 of debt and accrued interest thereon that was owed to a director. The shares have an annual cumulative dividend of $0.108 per share and a liquidation value of $1.35 per share, and each share is convertible into one-fifth of a share of common stock. The preferred shares have a dividend and a liquidation preference over common shares. No dividend on the preferred shares outstanding has ever been declared or paid and dividends in arrears amounts to $255,679 at October 31, 2004.

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------

NOTE 7 - STOCKHOLDERS' DEFICIT (cont'd)

STOCK-BASED COMPENSATION

At October 31, 1996, the Company authorized 380,000 shares of common stock for issuance under its Nonqualified 1996 Stock Option Plan (the "1996 Plan) to key personnel, consultants, and independent contractors. Subsequently, 1997, an additional 190,000 shares of common stock were authorized for issuance under the 1996 Plan, and the total of 570,000 common shares remain as the authorized number of shares for issuance under the 1996 Plan as of October 31, 2004. Under the 1996 Plan, incentive stock options are granted to purchase common stock at 100 percent (110% for an optionee who is a 10% stockholder) of the fair market value of the stock on the date of grant. Stock options have been granted to purchase common stock at a price determined by the plan administrator and can be exercisable for a period of up to ten years from the date of grant (five years for an option granted to a 10% stockholder). All participants are eligible to receive stock awards and stock appreciation rights, as to be determined by the Company's Board of Directors. No stock awards or stock appreciation rights have been granted under the plan.

Non-Employee Stock Based Compensation

A summary of transactions for non-employee stock options and warrants for the years ended October 31, 2004, 2003 and 2002 is as follows:

                                                                                        WEIGHTED AVERAGE
                                         NUMBER               OPTION              --------------------------
                                           OF                 PRICE               REMAINING         EXERCISE
                                         SHARES               RANGE                  LIFE            PRICE
                                         ------               -----                  ----            -----
OPTIONS AND WARRANTS OUTSTANDING,
October 31, 2001                         401,134          $2.00 - $35.00             1.7             $7.89
Warrants issued                           10,000              $1.00                  2.3             $1.00
Warrants canceled                        (80,000)         $5.00 - $10.00              -              $9.38
Options canceled                         (43,334)         $10.00 - $20.00             -              $15.38
                                      -------------

OPTIONS AND WARRANTS OUTSTANDING,

October 31, 2002                         287,800          $1.00 - $35.00             1.3             $5.84
Warrants issued                          375,000              $1.00                  1.3             $1.00
Warrants canceled                        (76,000)         $5.50 - $35.00              -              $10.22
Options canceled                         (60,000)             $10.00                  -              $10.00
                                      -------------

OPTIONS AND WARRANTS OUTSTANDING,

October 31, 2003                         526,800          $1.00 - $20.13             2.8             $1.43
Warrants issued                           50,000              $1.00                  1.3             $1.00
Warrants canceled                        (24,000)             $5.00                   -              $5.00
Options Issued                             9,000          $5.00 - $18.13              1              $10.84
Options canceled                          (5,200)         $10.00 - $20.00             -              $17.69
                                      -------------

OPTIONS AND WARRANTS OUTSTANDING,

October 31, 2004                         556,600          $1.00 - $18.13             0.4             $1.24
                                      =============

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------

NOTE 7 - STOCKHOLDERS' DEFICIT (cont'd)

STOCK-BASED COMPENSATION (cont'd)

Non-Employee Stock Based Compensation (cont'd)

                                                        2004             2003              2002
                                                     -----------      -----------      -----------
Options exercisable, end of year                          11,600            7,800           67,800
                                                     -----------      -----------      -----------
Warrants exercisable, end of year                        545,000          519,000          220,000
                                                     -----------      -----------      -----------

Weighted average fair value of options granted
  during the year                                    $     11.00      $      0.00      $      0.00
                                                     -----------      -----------      -----------
Weighted average fair value of warrants granted
  during the year                                    $      1.00      $      1.00      $      1.00
                                                     -----------      -----------      -----------


Additional information regarding options and warrants outstanding as of October 31, 2004 is as follows:

                                                                WEIGHTED
                                                   WEIGHTED      AVERAGE                     WEIGHTED
         RANGE OF                                   AVERAGE     REMAINING                     AVERAGE
         EXERCISE                   NUMBER         EXERCISE    CONTRACTUAL                   EXERCISABLE
          PRICES                  OUTSTANDING        PRICE    LIFE (YEARS)    EXERCISABLE       PRICE
          ------                --------------        -----    ------------   -----------       -----
        $1.00 - $5.00                  571,000        $1.00        0.41           571,000      $1.00
            18.13                        5,600       $18.13        0.41             5,600     $18.13
                                --------------                                -----------
       $1.00 - $18.13                  576,600        $1.24        0.41           576,600      $1.24
                                ==============                                ===========


In accordance with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company did not recognize any compensation expense related to non-employee stock options in 2004, 2003, or 2002. Compensation expense of $0, $36,800, and $79,540 related to employee stock options was recognized in 2004, 2003, or 2002, respectively.

The fair value of each employee-nonemployee option and warrant was calculated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

               RISK FREE        VOLATILITY         DIVIDEND
                INTEREST           RATE             YIELD
                --------           ----             -----
       2004         2.00%            77%              0
       2003         1.65%           176%              0
       2002         4.25%           246%              0

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------


NOTE 7 - STOCKHOLDERS' DEFICIT (cont'd)

STOCK-BASED COMPENSATION (cont'd)

Employee Stock Based Compensation

A summary of transactions for employee stock options and warrants for the years ended October 31, 2004, 2003, and 2002 is as follows:

                                                                                         WEIGHTED AVERAGE
                                          NUMBER                OPTION              --------------------------
                                            OF                  PRICE               REMAINING        EXERCISE
                                          SHARES                RANGE                  LIFE            PRICE
                                      ---------------       --------------          ---------        ---------
OPTIONS AND WARRANTS OUTSTANDING,
October 31, 2001                           450,229          $5.00 - $25.00             4.06           $11.39
Options granted                                  -               $ -                    -                -
Options canceled                           (52,229)         $8.75 - $20.00              -             $13.57
                                      ---------------

OPTIONS AND WARRANTS OUTSTANDING,
October 31, 2002                           398,000          $5.00 - $25.00             3.47           $11.11
Options granted                                  -               $ -                    -                -
Options canceled                           (35,800)        $20.00 - $25.00              -             $20.28
                                      ---------------

OPTIONS AND WARRANTS OUTSTANDING,
October 31, 2003                           362,200          $5.00 - $18.13             2.75           $10.20
Options granted                                  -               $ -                    -                -
Options canceled                          (106,800)         $5.00 - $18.13              -              $8.42
                                      ---------------

OPTIONS AND WARRANTS OUTSTANDING,
October 31, 2004                           255,400          $5.00 - $18.13             2.44           $10.70
                                      ===============

                                                              2004          2003          2002
                                                            -------       -------       -------
Options exercisable, end of year                            115,400       212,200       167,666
Warrants exercisable, end of year                           120,000       120,000       140,000

Weighted average fair value of options granted
  during the year                                             $ -           $ -           $ -
                                                            -------       -------       -------
Options available for future grant under the 1996
  Plan                                                      415,153
                                                            =======

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------


NOTE 7 - STOCKHOLDERS' DEFICIT (cont'd)

STOCK-BASED COMPENSATION (cont'd)

Employee Stock Based Compensation (cont'd)

Additional information regarding options and warrants outstanding as of October 31, 2004 is as follows:

                                                OUTSTANDING                                  EXERCISABLE
                               ----------------------------------------------       --------------------------
                                                                   WEIGHTED
                                                  WEIGHTED          AVERAGE                            WEIGHTED
         RANGE OF                                 AVERAGE          REMAINING                            AVERAGE
         EXERCISE                NUMBER           EXERCISE        CONTRACTUAL                         EXERCISABLE
          PRICES               OUTSTANDING         PRICE         LIFE (YEARS)       EXERCISABLE          PRICE
          ------               -----------         -----         ------------       -----------          -----
       $5.00 - $8.75                 133,000         $5.56             1.22               133,000          $5.56
      $16.25 - $18.13                122,400        $16.00                4               122,400         $16.00
                               -------------                                        -------------
      $5.00 - $18.13                 255,400        $10.70             2.44               255,400         $10.70
                               =============                                        =============

In accordance with the methodology prescribed under SFAS 123, pro forma compensation cost for the employee stock options for 2004, 2003, and 2002 was estimated to be $-0-, $-0-, and $-0-, respectively.

LOSS PER COMMON SHARE

Net loss per common share is calculated by dividing net loss by the weighted average number of shares outstanding during each period presented. Common stock equivalents, consisting of options and warrants have not been included in the calculation for any of the three years ended October 31, 2004, 2003, and 2002, because their effect would be anti-dilutive. The following potentially dilutive securities were not included in the computation of diluted loss per share:

                2004         2003         2002
              -------      -------      -------
Options       127,000      220,000      235,466
Warrants      665,000      639,000      360,000

The following table sets forth the numerator and denominator in the computation of basic and diluted per share information:

                                                           2004              2003              2002
                                                       -----------       -----------       -----------
Numerator for basic and diluted loss per share:
  Net Loss                                             $(1,124,336)      $  (759,522)      $(1,836,275)
                                                       -----------       -----------       -----------
Denominator for basic and diluted loss per share:
  Weighted-average shares outstanding                    7,840,496         4,352,600         4,352,600
                                                       -----------       -----------       -----------

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------


NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has a defined contribution employee plan under Section 401(k) of the Internal Revenue Code. No employee or Company contributions were made to the Plan during any of the three years ending October 31, 2004. The Company intends to discontinue the Plan and distribute its assets to the participants; however, no formal arrangements have as yet been made to implement that intention.

NOTE 10 - INCOME TAXES

Federal and state income tax expense (benefit) for the years ended October 31, 2004, 2003 and 2002 and a reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Statements of Operations is presented below:

                                  2004            2003            2002
                                ---------       ---------       ---------
Current:
  Federal                       $(382,274)      $(258,237)      $(624,334)
  State                           (67,460)        (45,571)       (110,177)

Deferred:
  Federal                         112,965         175,516         147,403
  State                            19,935          30,974          26,012

Valuation allowance               316,834          97,318         561,096
                                ---------       ---------       ---------
Provision for Income Taxes      $      --       $      --       $      --
                                =========       =========       =========


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets result primarily from net operating loss carry-forwards. The components of the Company's deferred tax assets and liabilities at October 31, 2004 and 2003 are as follows:

DEFERRED TAX ASSETS:                  2004               2003               2002
                                  ------------       ------------       ------------
Operating loss carryforwards      $ 12,830,529       $ 12,513,695       $ 12,416,377
Stock option compensation              392,098            392,098            392,098
Reserve accounts                       184,844            184,844            184,844
Other                                   84,361             84,361             84,361
                                  ------------       ------------       ------------
Total Deferred Tax Asset            13,491,832         13,174,998         13,077,680
Valuation Allowance                (13,491,832)       (13,174,998)       (13,077,680)
                                  ------------       ------------       ------------

                                  $         --       $         --       $         --
                                  ============       ============       ============

A full valuation allowance is provided against all deferred tax assets due to the uncertainty as to their future realization.

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------


NOTE 10 - INCOME TAXES (cont'd)

As of October 31, 2004, the Company has federal net operating loss carry forwards totaling approximately $32,076,000 available to offset future federal taxable income. The federal net operating loss carry-forwards expire in varying amounts through 2024. In addition, the Company has state net operating loss carry forwards totaling approximately $31,100,000 available to offset future state taxable income.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space on a month-to-month basis. Rent expense for the years ended October 31, 2004, 2003, and 2002 was $23,696, $7,464, and $169,105,
respectively.

LITIGATION

The Company and a subsidiary have been subject to litigation seeking to recover amounts due for services of approximately $267,000. The Company disputes these liabilities and intends to defend itself as well as pursue negotiations for settlement. The final outcome of these matters cannot be determined.

NOTE 12 - RELATED PARTY TRANSACTIONS

On April 28, 2003, the Company sold three pending patents for $250,000 to its 50% joint venture partner in InCon Processing, who is also a shareholder in the Company.

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------


NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

BIONUTRICS, INC. AND SUBSIDIARIES
BALANCE SHEETS

                                                        OCTOBER 31,        JULY 31,           APRIL 30,         JANUARY 31,
                                                           2004              2004               2004               2004
                                                      ---------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash                                                $    629,257       $     21,817       $     35,002       $      5,089
  Trade receivables, net                                        --                 --                 --                 --
  Inventory                                                 49,321             64,900             65,419             66,697
  Prepaid expenses and other current assets                 22,034             21,396             10,468             16,509
                                                      ---------------------------------------------------------------------
Total current assets                                       700,612            108,113            110,889             88,295
PROPERTY - net                                               2,916              3,266                 --                 --
PATENTS - net of  accumulated amortization                 724,445            732,019            379,593            377,168
INVESTMENT IN JOINT VENTURE                              1,447,333          1,505,159          1,635,108          1,628,854
                                                      ---------------------------------------------------------------------
TOTAL ASSETS                                          $  2,875,306       $  2,348,557       $  2,125,590       $  2,094,317
                                                      =====================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable                                    $  1,575,934       $  1,630,959       $  1,622,489       $  1,635,221
  Notes payable - shareholders and others                1,484,000          1,509,000          1,466,500          1,417,000
  Accrued expenses and other current liabilities           720,005            732,622            763,991            741,353
                                                      ---------------------------------------------------------------------
Total current liabilities                                3,779,939          3,872,581          3,852,980          3,793,574
                                                      ---------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
  Common stock                                              16,002             14,352              4,602              4,352
  Preferred stock                                          798,998            798,998            798,998            798,998
  Warrants                                                 401,191            401,191            401,191            410,617
  Additional paid in capital                            39,800,127         38,795,277         38,295,027         38,085,351
  Accumulated deficit                                  (41,920,951)       (41,533,842)       (41,127,208)       (40,998,575)
  Subscription receivable                                       --                 --           (100,000)                --
                                                      ---------------------------------------------------------------------
                                                          (904,633)        (1,524,024)        (1,727,390)        (1,699,257)
                                                      ---------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $  2,875,306       $  2,348,557       $  2,125,590       $  2,094,317
                                                      =====================================================================

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------


NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (cont'd)

BIONUTRICS, INC. AND SUBSIDIARIES
CONSOLDIATED STATEMENTS OF

OPERATIONS

FOR THE PERIODS ENDED

                                                            THREE         NINE           THREE
                                            YEAR           MONTHS        MONTHS          MONTHS
                                            ENDED           ENDED         ENDED          ENDED
                                         OCTOBER 31      OCTOBER 31      JULY 31        JULY 31
                                            2004            2004          2004            2004
                                       ---------------------------------------------------------------
REVENUES, net                              $98,767          $6,921         $91,846            $458
COST OF GOODS SOLD                          18,269          15,580           2,689             518
                                       ---------------------------------------------------------------
GROSS PROFIT                                80,498          (8,659)         89,157             (60)
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                    866,913         320,319         546,594         271,512
                                       ---------------------------------------------------------------
OPERATING LOSS                            (786,415)       (328,978)       (457,437)       (271,573)
                                       ---------------------------------------------------------------
OTHER INCOME (EXPENSES):
Interest expense - net                      (1,822)           (330)        (14,741)         (5,114)
Other income                                (3,849)             --           9,400              --
Equity in the loss of joint venture       (332,250)        (57,802)       (274,448)       (129,949)
                                       ---------------------------------------------------------------
Total other income (expense)              (337,921)        (58,132)       (279,789)       (135,063)
                                       ---------------------------------------------------------------
NET LOSS                               ($1,124,336)      ($387,110)      ($737,226)      ($406,635)
                                       ===============================================================
Basic and diluted
  net loss per share                        ($0.14)         ($0.02)         ($0.12)         ($0.03)
                                       ===============================================================
Weighted average number of
  common shares outstanding -
  basic and diluted                      7,840,496      15,618,361       6,292,893      12,510,209
                                       ===============================================================

                                            SIX             THREE          THREE
                                          MONTHS           MONTHS          MONTHS
                                           ENDED            ENDED          ENDED
                                         APRIL 30,        APRIL 30,     JANUARY 31,
                                           2004             2004            2004
                                       ---------------------------------------------
REVENUES, net                                $91,388            $837         $90,551
COST OF GOODS SOLD                             2,171           1,278             893
                                       ---------------------------------------------
GROSS PROFIT                                  89,217            (441)         89,658
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                      275,082         129,479         145,603
                                       ---------------------------------------------
OPERATING LOSS                              (185,865)       (129,919)        (55,945)
                                       ---------------------------------------------
OTHER INCOME (EXPENSES):
Interest expense - net                        (9,627)         (4,968)         (4,659)
Other income                                   9,400              --           9,400
Equity in the loss of joint venture         (144,499)          6,255        (150,754)
                                       ---------------------------------------------
Total other income (expense)                (144,726)          1,287        (146,013)
                                       ---------------------------------------------
NET LOSS                                   ($330,591)      ($128,632)      ($201,958)
                                       =============================================
Basic and diluted
  net loss per share                          ($0.07)         ($0.03)         ($0.05)
                                       =============================================
Weighted average number of
  common shares outstanding -
  basic and diluted                        4,417,241       4,482,600       4,352,600
                                       =============================================

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------


NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (cont'd)

BIONUTRICS, INC. AND SUBSIDIARIES                          NINE          SIX         THREE
STATEMENTS OF CASH FLOWS                                  MONTHS        MONTHS      MONTHS
                                                           ENDED        ENDED        ENDED
                                                          JULY 31     APRIL 30,   JANUARY 31,
                                                           2004          2004        2004
                                                         ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 ($737,226)   ($330,591)   ($201,958)
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                           22,955       15,149        7,572
    Equity in loss of joint venture                        274,448      144,499      150,754
    Stock based compensation expense                       150,000           --           --
    Changes in operating assets and liabilities:
     Inventory                                             (37,310)     (37,829)     (39,107)
     Prepaid expenses and other current assets              (5,793)       5,133         (906)
     Accounts payable                                       (1,699)     (10,169)       2,563
     Accrued liabilities and other current liabilities      61,789       93,157       70,518
                                                         ------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                     (272,836)    (120,651)     (10,564)
                                                         ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                    (3,499)          --           --
  Patent acquisition cost                                  (10,000)     (10,000)          --
                                                         ------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                      (13,499)     (10,000)          --
                                                         ------------------------------------
CASH FLOWS FROM FINANACING ACTIVITIES:
  Proceeds from sale of common stock                       200,500      100,500           --
  Proceeds from loans payable                              104,500       62,000       12,500
                                                         ------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  305,000      162,500       12,500
                                                         ------------------------------------
NET CHANGE IN CASH                                          18,665       31,849        1,936
CASH - BEGINNING OF PERIOD                                   3,153        3,153        3,153
                                                         ------------------------------------
CASH - END OF PERIOD                                       $21,818      $35,002       $5,089
                                                         ====================================

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------


NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (cont'd)

BIONUTRICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

FOR THE PERIODS ENDED

                                                             OCTOBER 31,      JULY 31         APRIL 30,           JANUARY 31,
                                                               2003            2003             2003                 2003
                                                           -------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash                                                         $3,153            $19,713           $156,279             $8,864
  Trade receivables, net                                           --                 --                 --                 --
  Inventory                                                    27,590             29,210             30,606             31,780
  Prepaid expenses and other current assets                    15,603              4,702              4,022              4,922
                                                           -------------------------------------------------------------------
Total current assets                                           46,346             68,886            206,045             61,312
PROPERTY AND EQUIPMENT - net
PATENTS - net of  accumulated amortization                    384,742            392,315            399,888            407,464
INVESTMENT IN JOINT VENTURE                                 1,779,608          2,160,994          2,220,848          2,296,096
                                                           -------------------------------------------------------------------
Total Assets                                               $2,210,696         $2,622,195         $2,826,781         $2,764,872
                                                           ===================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                         $1,632,659         $1,628,280         $1,605,286         $1,633,629
  Notes payable - short term                                1,404,500          1,404,500          1,404,500          1,404,500
  Accrued liabilities and other current liabilities           670,834            676,276            725,410            678,553
                                                           -------------------------------------------------------------------
Total current liabilities                                   3,707,993          3,709,056          3,735,196          3,716,682
                                                           -------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Common stock                                                  4,352              4,352              4,352              4,352
  Preferred stock                                             798,998            798,998            798,998            798,998
  Warrants                                                    448,023            567,063            567,063            620,672
  Additional paid in capital                               38,047,945         37,928,905         37,928,905         37,853,911
  Deficit                                                 (40,796,615)       (40,386,179)       (40,207,733)       (40,229,743)
                                                           -------------------------------------------------------------------
Stockholders' deficit                                      (1,497,297)        (1,086,861)          (908,415)          (951,810)
                                                           -------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                $2,210,696         $2,622,195         $2,826,781         $2,764,872
                                                           ===================================================================

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (cont'd)

BIONUTRICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE          NINE          THREE
                                           YEAR            MONTHS        MONTHS        MONTHS
                                           ENDED           ENDED          ENDED         ENDED
                                        OCTOBER 31,     OCTOBER 31,     JULY 31,      JULY 31,
                                           2003             2003          2003          2003
                                        ----------------------------------------------------------
REVENUES, net                              $31,978         $8,819        $23,159         $7,408
COST OF GOODS SOLD                           5,829          1,621          4,208          1,397
                                        ----------------------------------------------------------
GROSS PROFIT                                26,149          7,198         18,951          6,012
                                        ----------------------------------------------------------
SELLING, GENERAL AND                       468,418         36,270        432,148        120,271
  ADMINISTRATIVE EXPENSES
                                        ----------------------------------------------------------
OPERATING LOSS                            (442,269)       (29,072)      (413,197)      (114,259)
                                        ----------------------------------------------------------
OTHER INCOME (EXPENSES):
Interest expense, net                      (16,660)        (4,480)       (28,567)        (4,332)
Equity in the income (loss) of
  joint ventures                          (516,227)      (381,386)      (134,841)       (59,854)
Gain (loss) on sale of assets and
  other income                             215,634          4,500        227,521             --
                                        ----------------------------------------------------------
Total other income (expenses)             (317,253)      (381,366)        64,113        (64,187)
                                        ----------------------------------------------------------
NET LOSS                                 ($759,522)     ($410,438)     ($349,085)     ($178,446)
                                        ==========================================================

Basic and diluted net loss per share        ($0.17)        ($0.09)        ($0.08)        ($0.04)
                                        ==========================================================
Weighted average number of common
shares
  outstanding - basic and diluted        4,352,600      4,352,600      4,352,600      4,352,600
                                        ==========================================================


                                             SIX           THREE           THREE
                                            MONTHS        MONTHS          MONTHS
                                            ENDED          ENDED           ENDED
                                          APRIL 30,      APRIL 30,      JANUARY 31,
                                             2003          2003            2003
                                        ------------------------------------------
REVENUES, net                                $15,751         $7,138         $8,613
COST OF GOODS SOLD                             2,812             --          1,638
                                        ------------------------------------------
GROSS PROFIT                                  12,939          7,138          6,975
                                        ------------------------------------------
SELLING, GENERAL AND                         311,878        152,591        159,287
  ADMINISTRATIVE EXPENSES
                                        ------------------------------------------
OPERATING LOSS                              (298,938)      (145,453)      (152,312)
                                        ------------------------------------------
OTHER INCOME (EXPENSES):
Interest expense, net                        (24,235)        (6,115)       (18,120)
Equity in the income (loss) of
  joint ventures                             (74,987)       (75,248)           261
Gain (loss) on sale of assets and
  other income                               227,521        250,000        (22,479)
                                        ------------------------------------------
Total other income (expenses)                128,299        168,638        (40,338)
                                        ------------------------------------------
NET LOSS                                   ($170,639)       $23,185      ($192,650)
                                        ==========================================

Basic and diluted net loss per share          ($0.04)         $0.01         ($0.04)
                                        ==========================================
Weighted average number of common
shares
  outstanding - basic and diluted          4,352,600      4,352,600      4,352,600
                                        ==========================================

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (cont'd)

BIONUTRICS, INC. AND SUBSIDIARIES                                NINE           SIX           THREE
STATEMENTS OF CASH FLOWS                                        MONTHS         MONTHS        MONTHS
                                                                 ENDED         ENDED          ENDED
                                                                JULY 31      APRIL 30,     JANUARY 31,
                                                                 2003           2003          2003
                                                             ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     ($349,085)      ($170,639)      ($192,650)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization                                                22,014          14,441           6,866
    Equity in the loss (income) of joint venture               134,841          74,987            (261)
    Stock based compensation expense                            36,799          36,799          15,414
    (Gain) loss on sale of assets                             (227,521)       (227,521)         22,479
    Changes in operating assets and liabilities:
      Trade receivables, net                                       540             540             540
      Inventory                                                  4,208           2,812           1,638
      Prepaid expenses and other current assets                    566           1,369            (139)
      Accounts payable                                          39,332          16,338          44,681
      Accrued liabilities and other current liabilities         30,505          79,639          32,782
                                                             ------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                         (307,801)       (171,235)        (68,650)
                                                             ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                 250,000         250,000              --
  Patent acquisition cost                                     (100,000)       (100,000)       (100,000)
                                                             ------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            150,000         150,000        (100,000)
                                                             ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                                   150,000         150,000         150,000
                                                             ------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      150,000         150,000         150,000
                                                             ------------------------------------------
NET CHANGE IN CASH                                              (7,801)        128,765         (18,650)
CASH - beginning of period                                      27,514          27,514          27,514
                                                             ------------------------------------------
CASH - end of period                                           $19,713        $156,279          $8,864
                                                             ==========================================

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (cont'd)

BIONUTRICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

FOR THE PERIODS ENDED

                                                                 OCTOBER 31,      JULY 31,       APRIL 30,      JANUARY 31,
                                                                    2002            2002            2002           2002
                                                               ---------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash                                                                $27,514        $170,841        $15,535         $13,904
  Trade receivables, net                                                  540           1,950          4,234           6,194
  Inventory                                                            33,418          35,200         35,200          39,964
  Prepaid expenses and other current assets                            20,529          24,546         40,002          41,178
                                                               ---------------------------------------------------------------
Total current assets                                                   82,001         232,537         94,971         101,240
PROPERTY AND EQUIPMENT - net                                               --              --             --           1,578
PATENTS - net of  accumulated amortization                            336,808         343,725        351,281         357,556
INVESTMENT IN JOINT VENTURE                                         2,295,835       2,365,151      2,511,769       2,589,555
                                                               ---------------------------------------------------------------

TOTAL ASSETS                                                       $2,714,644      $2,941,413     $2,958,021      $3,049,929
                                                               ===============================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                 $1,588,948      $1,614,415     $1,449,160      $1,242,031
  Notes payable - shareholders and others                           1,254,500       1,254,500        984,000         804,500
  Accrued liabilities and other current liabilities                   645,571       1,029,861      1,050,984         954,898
                                                               ---------------------------------------------------------------
Total current liabilities                                           3,489,019       3,898,776      3,484,144       3,001,429
                                                               ---------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
  Common stock                                                          4,352           4,352          4,352           4,352
  Preferred stock                                                     798,998         798,998        798,998         798,998
  Warrants                                                            605,258         633,332        633,332         633,332
  Additional paid in capital                                       37,853,911      37,825,837     37,825,837      37,825,837
  Retained earnings                                               (40,037,094)    (40,219,882)   (39,788,642)    (39,214,019)
                                                               ---------------------------------------------------------------

Stockholders' deficit                                                (774,575)       (957,363)      (526,123)         48,500
                                                               ---------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $2,714,444      $2,941,413     $2,958,021      $3,049,929
                                                               ===============================================================

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------


NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (cont'd)

BIONUTRICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE        NINE        THREE        SIX         THREE       THREE
                                           YEAR        MONTHS      MONTHS      MONTHS       MONTHS      MONTHS      MONTHS
                                           ENDED       ENDED        ENDED       ENDED       ENDED        ENDED       ENDED
                                        OCTOBER 31, OCTOBER 31,   JULY 31,    JULY 31,    APRIL 30,    APRIL 30,  JANUARY 31,
                                           2002         2002        2002        2002         2002        2002        2002
                                        --------------------------------------------------------------------------------------
REVENUES, net                              $36,516      $12,793     $23,723      $7,740      $15,983      $6,830      $9,153
COST OF GOODS SOLD                          14,182        2,536      11,646       1,890        9,756       5,138       4,618
                                        --------------------------------------------------------------------------------------
GROSS PROFIT                                22,334       10,257      12,077       5,850        6,227       1,692       4,535
                                        --------------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                               1,246,583     (266,531)  1,513,114     278,064    1,235,050     462,876     772,174
                                        --------------------------------------------------------------------------------------
OPERATING LOSS                          (1,224,249)     276,788  (1,501,037)   (272,214)  (1,228,823)   (461,184)   (767,639)
                                        --------------------------------------------------------------------------------------
OTHER INCOME (EXPENSES):
Interest expense, net                     (178,491)     (24,683)   (153,808)    (12,408)    (141,400)    (35,653)   (105,747)
Equity in the loss in joint venture       (433,535)     (69,316)   (364,219)   (146,618)    (217,601)    (77,786)   (139,815)
                                        --------------------------------------------------------------------------------------
Total other income (expenses)             (612,026)     (93,999)   (518,027)   (159,026)    (359,001)   (113,439)   (245,562)
                                        --------------------------------------------------------------------------------------
NET LOSS                               ($1,836,275)    $182,789 ($2,019,064)  ($431,240) ($1,587,824)  ($574,623) ($1,013,201)
                                        ======================================================================================

Basic and diluted net loss per share        ($0.42)       $0.04      ($0.46)     ($0.10)      ($0.36)     ($0.13)     ($0.23)
                                        ======================================================================================
Weighted average number of common
shares   outstanding - basic
and dilited                              4,352,600    4,352,600   4,352,600   4,352,600    4,352,600   4,352,600   4,352,600
                                        ======================================================================================

                        BIONUTRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2004, 2003, AND 2002
                        ---------------------------------

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (cont'd)

BIONUTRICS, INC. AND SUBSIDIARIES                                    NINE              SIX              THREE
STATEMENTS OF CASH FLOWS                                            MONTHS            MONTHS           MONTHS
                                                                     ENDED            ENDED             ENDED
                                                                    JULY 31         APRIL 30,        JANUARY 31,
                                                                     2002              2002             2002
                                                               -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            ($2,019,064)     ($1,587,824)      ($1,013,201)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization                                                         23,908           16,352             8,499
    Equity in loss of joint venture                                     364,219          217,601           139,815
    Stock based compensation expense                                     79,540           79,540            79,540
    Changes in operating assets and liabilities:
      Trade receivables, net                                              4,490            2,206               246
      Inventory                                                           9,223            9,223             4,459
      Prepaid expenses and other current assets                          (9,302)         (24,758)          (25,934)
      Accounts payable                                                  642,455          477,200           270,071
      Accrued liabilities and other current liabilities                 302,912          324,035           227,949
                                                               -----------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                  (601,619)        (486,425)         (308,556)
                                                               -----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                                            671,500          401,000           221,500
                                                               -----------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               671,500          401,000           221,500
                                                               -----------------------------------------------------
Net change in cash                                                       69,881          (85,425)          (87,056)
Cash - beginning of period                                              100,960          100,960           100,960
                                                               -----------------------------------------------------
Cash - end of period                                                   $170,841          $15,535           $13,904
                                                               =====================================================

                              INCON PROCESSING, LLC

                              FINANCIAL STATEMENTS

                   YEARS ENDED AUGUST 31, 2004, 2003 AND 2002

                                    CONTENTS

                                                              PAGE
                                                              ----

INDEPENDENT AUDITORS'  REPORT                                   33

BALANCE SHEETS                                                  34

STATEMENTS OF OPERATIONS AND
   CHANGES IN MEMBERS' EQUITY                                   35

STATEMENTS OF CASH FLOWS                                        36

NOTES TO FINANCIAL STATEMENTS                                 37 - 39

                          INDEPENDENT AUDITORS' REPORT

TO THE MEMBERS' OF
INCON PROCESSING, LLC
PHOENIX, ARIZONA

We have audited the accompanying balance sheets of InCon Processing, LLC as of August 31, 2004, 2003 and 2002, and the related statements of operations and changes in members' equity and cash flows for the years ended August 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InCon Processing, LLC as of August 31, 2004, 2003 and 2002, and the results of their operations and their cash flows for the years ended August 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                /s/ MILLER, ELLIN & COMPANY, LLP
                                                CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
December 13, 2004

                              INCON PROCESSING, LLC

                                 BALANCE SHEETS

                                     ASSETS

                                                                       AUGUST 31,
                                                        ------------------------------------------
                                                          2004             2003            2002
                                                        ----------      ----------      ----------
CURRENT ASSETS:
    Cash and cash equivalents                           $  114,356      $  184,760      $  165,317
    Accounts receivable                                    768,193         348,910         184,420
    Prepaid expenses and other currrent assets              73,034          47,840          70,072
                                                        ----------      ----------      ----------
               Total current assets                        955,583         581,510         419,809
                                                        ----------      ----------      ----------
PROPERTY AND EQUIPMENT                                   2,249,302       2,699,735       3,816,904
                                                        ----------      ----------      ----------
GOODWILL                                                   721,428         721,428         721,428
                                                        ----------      ----------      ----------
                                                        $3,926,313      $4,002,673      $4,958,141
                                                        ==========      ==========      ==========
         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                    $  254,504      $  142,922      $  182,686
    Accrued expenses and other current liabilities         442,918         233,373         141,857
    Customer deposits                                      143,503              --              --
    Deferred revenue                                       108,720              --          41,927
    Estimated loss on contract                              82,000          67,159              --
                                                        ----------      ----------      ----------
               Total current liabilities                 1,031,645         443,454         366,470

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY:                                         2,894,668       3,559,219       4,591,671
                                                        ----------      ----------      ----------
                                                        $3,926,313      $4,002,673      $4,958,141
                                                        ==========      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                              INCON PROCESSING, LLC

             STATEMENTS OF OPERATIONS AND CHANGES IN MEMBERS' EQUITY

                                                       YEARS ENDED AUGUST 31,
                                            -----------------------------------------------
                                                2004              2003               2002
                                            -----------       -----------       -----------
REVENUES:
     Service Revenue                        $ 2,242,166       $ 2,621,555       $ 2,306,416
     Equipment sales                          1,817,435           472,517           281,167
                                            -----------       -----------       -----------
         Total revenues                       4,059,601         3,094,072         2,587,583
                                            -----------       -----------       -----------

COST OF REVENUES:
     Service Revenue                            105,490           110,640           166,219
     Equipment sales                          1,788,432           491,676           177,122
                                            -----------       -----------       -----------
         Total cost of revenues               1,893,922           602,316           343,341
                                            -----------       -----------       -----------

GROSS PROFIT                                  2,165,679         2,491,756         2,244,242
                                            -----------       -----------       -----------

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                  2,831,009         2,839,432         3,111,634
                                            -----------       -----------       -----------

LOSS FROM OPERATIONS                           (665,330)         (347,676)         (867,392)
                                            -----------       -----------       -----------

OTHER INCOME (EXPENSES):
     Interest income                                779                58                --
     Loss on abandonment of assets                   --          (684,834)             (322)
                                            -----------       -----------       -----------
         Total other income (expenses)              779          (684,776)             (322)
                                            -----------       -----------       -----------

NET LOSS                                       (664,551)       (1,032,452)         (867,070)

MEMBERS' EQUITY - beginning                   3,559,219         4,591,671         5,458,741
                                            -----------       -----------       -----------
MEMBERS' EQUITY - ending                    $ 2,894,668       $ 3,559,219       $ 4,591,671
                                            ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                              INCON PROCESSING, LLC

                            STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED AUGUST 31,
                                                                     -----------------------------------------------
                                                                        2004              2003              2002
                                                                     -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                       $  (664,551)      $(1,032,452)      $  (867,070)
      Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
          Depreciation and amortization                                  450,433           432,334           547,427
          Amortization of goodwill                                            --                --            47,568
          Abandonment of equipment                                            --           684,835                --
          Estimated loss on contract                                      14,842            67,159                --
          Changes in assets and liabilities:
             Accounts receivable                                        (419,283)         (164,490)          182,465
             Prepaid expenses and other current assets                   (25,195)           22,232           (28,495)
             Accounts payable                                            111,581           (39,763)           56,272
             Accrued expenses and other current liabilities              209,546            91,516            19,600
             Customer deposits                                           143,503                --                --
             Deferred revenue                                            108,720           (41,928)           41,928
                                                                     -----------       -----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (70,404)           19,443              (305)
                                                                     -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                     --                --          (124,594)
                                                                     -----------       -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                         --                --          (124,594)
                                                                     -----------       -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (70,404)           19,443          (124,899)
CASH AND CASH EQUIVALENTS  - beginning                                   184,760           165,317           290,216
                                                                     -----------       -----------       -----------
CASH AND CASH EQUIVALENTS  - ending                                  $   114,356       $   184,760       $   165,317
                                                                     ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:
        Interest                                                     $        --       $        --       $        --
        Income taxes                                                 $        --       $        --       $        --

   The accompanying notes are an integral part of these financial statements.

                              INCON PROCESSING, LLC

                          NOTES TO FINANCIAL STATEMENTS

                         AUGUST 31, 2004, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

     InCon Processing, LLC (the "Company") was created as a 50/50 joint venture between InCon Technologies, Inc. ("InCon"), a 100 percent owned subsidiary of Bionutrics, Inc. ("Bionutrics"), and ACH Food Companies, Inc. ("ACH," formerly AC HUMKO CORP.) on June 25, 1999. During fiscal 2003, ACH sold its 50% interest to Asia Pacific Investment Holdings, Ltd.

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

     USE OF ESTIMATES

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

                              INCON PROCESSING, LLC

                          NOTES TO FINANCIAL STATEMENTS

                         AUGUST 31, 2004, 2003 AND 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     GOODWILL

     During fiscal 2002, goodwill was amortized using the straight-line method over the 20 year period of expected benefit. In 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This Statement provides that goodwill and intangible assets with indefinitie lives should no longer be amortized, but should be reviewed at least annually, for impairment. In accordance with the adoption of SFAS No. 142, beginning fiscal 2003, the Company ceased amortizing its existing net goodwill of $721,428.

     REVENUE RECOGNITION

     The Company recognizes revenues from services at the time service is rendered. Revenues on long-term contracts are recorded on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method. The percentage deemed to be complete is calculated by comparing the costs incurred to date to estimated total costs for each contract. Adjustments to this measurement are made when management believes that actual costs incurred exceed the expected costs to date. Estimated losses on long-term contracts are recognized in the period in which the loss becomes apparent.

     INCOME TAXES

     The Company has elected to be treated as a limited liability company for federal and state income tax purposes. As such, all taxable income or loss of the Company is included in the income tax returns of the respective members. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

     NEW ACCOUNTING PRONOUNCEMENTS

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for the Company's fiscal year beginning September 1, 2002. The implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

                              INCON PROCESSING, LLC

                          NOTES TO FINANCIAL STATEMENTS

                         AUGUST 31, 2004, 2003 AND 2002

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment at August 31, consists of the following:

                                                2004            2003           2002
                                             ------------  -------------  -------------
         Equipment, furniture and fixtures   $  4,231,557   $  4,231,557   $  5,405,557
         Leasehold improvements                    51,745         51,745         51,745
                                             ------------   ------------   ------------
                                                4,283,302      4,283,302      5,457,302
         Less: Accumulated depreciation
                     and amortization          (2,034,000)    (1,583,567)    (1,640,398)
                                             ------------   ------------   ------------
                                             $  2,249,302   $  2,699,735   $  3,816,904
                                             ============   ============   ============

NOTE 3 - COMMITMENTS

     LEASES

     The Company has operating leases for office space that expires July 31, 2007. Total rental expense was $184,590, $196,508 and $176,905 for the years ended August 31, 2004, 2003 and 2002, respectively. Future minimum lease payments under noncancelable operating lease at August 31, 2004 are as follows:

                    2005                                   $  151,496
                    2006                                      151,496
                    2007                                      138,871
                                                           ----------
                                                           $  441,863
                                                           ==========

NOTE 4 - EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer up to 15 percent of his or her compensation and have such amounts matched by the Company at a rate of 50 percent for the first 6 percent contributed. The Company recognized expenses under this plan of $22,705, $29,058 and $32,703 during the years ended August 31, 2004, 2003 and 2003, respectively.

                              INCON PROCESSING, LLC

                          NOTES TO FINANCIAL STATEMENTS

                         AUGUST 31, 2004, 2003 AND 2002

NOTE 5 - ECONOMIC DEPENDENCE

     MAJOR CUSTOMERS

     For the years ended August 31, 2004, 2003 and 2002, customer concentrations consist of the following:

                                  2004            2003           2002
                               ------------  -------------  -------------
         Customer A                   29.0%          27.3%          31.2%
         Customer B                   14.6%          24.4%          14.4%
         Customer C                   11.8%          10.1%            --
                               ------------  -------------  -------------
                                      55.4%          61.8%          45.6%
                               ============  =============  =============

     As of August 31, 2004, 2003 and 2002, one, four and three customers accounted for approximately 53%, 60% and 50% of the Company's accounts receivable, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

     The Company provided distillation services to an entity in which the President of the Company is a shareholder during the years ended August 31, 2004, 2003 and 2002 and recorded revenues of approximately $133,600, $206,700, and $169,060, respectively. During the year ended August 31, 2004, the Company provided distillation services to one of its members and recorded revenues of approximately $6,600.