Form 10-Q
period 2005-01-31
BIONUTRICS INC
filed 2005-03-15
CIK 1030839

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934


                       For Quarter Ended January 31, 2005

                         Commission File Number 0-22011

                                Bionutrics, Inc.
             (Exact name of registrant as specified in its charter)

            Nevada                                        86-0760991
(State or other jurisdiction of                 I.R.S. Employer incorporation of
organization)                                        Identification Number

2415 E. Camelback Rd., Suite 700 Phoenix, Arizona           85016
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


YES |X|    NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                               OUTSTANDING AS OF March 14, 2005

Common
Par value $.001 per share                   16,252,100

                                BIONUTRICS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


                                                                            Page
Part I.  Financial Information


ITEM I.  Financial Statements.

                                   (Unaudited)

         Condensed Consolidated Balance Sheets                                 3

         Condensed Consolidated Statements of Operations                       4

         Condensed Consolidated Statements of Cash Flows                       5

         Notes to Condensed Consolidated Financial Statements                  6

ITEM 2.  Management's Discussion and Analysis.                                 7

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.           9

ITEM 4.  Controls and Procedures.                                              9


Part II. Other Information

ITEM 1.  Legal Proceedings.                                                   10

ITEM 2.  Changes in Securities and Use of Proceeds.                           10

ITEM 3.  Defaults upon Senior Securities.                                     10

ITEM 4.  Submission of Matters to a Vote of Security Holders.                 10

ITEM 5.  Other Information.                                                   10

ITEM 6.  Exhibits and Reports on Form 8-K.                                    10

SIGNATURES                                                                    11

BIONUTRICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                 January 31,      October 31,
                                                                    2005             2004
                                                                 -----------      -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $ 269,260        $ 629,257
  Inventory                                                           48,810           49,321
  Prepaid expenses and other current assets                          138,182           22,034
                                                                 -----------      -----------
           Total Current Assets                                      456,252          700,612
                                                                 -----------      -----------

PROPERTY - Net of accumulated depreciation of $69,262
  and $68,971, respectively                                            2,624            2,916
                                                                 -----------      -----------

OTHER ASSETS:
  Patents  - net of accumulated amortization of
   $287,569 and $282,520, respectively                               706,871          724,445
  Investment in InCon Processing, LLC                              1,234,671        1,447,333
                                                                 -----------      -----------
           Total Other Assets                                      1,941,542        2,171,778
                                                                 -----------      -----------

TOTAL                                                            $ 2,400,418      $ 2,875,306
                                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                               $ 1,708,619      $ 1,575,934
  Notes payable - shareholders and others                          1,434,500        1,484,000
  Other accrued liabilities                                          627,313          720,005
                                                                 -----------      -----------
           Total current liabilities                               3,770,432        3,779,939
                                                                 -----------      -----------

STOCKHOLDERS' DEFICIENCY
  Common stock - $.001 par value - authorized, 45,000,000 shares;
     16,052,100 and 16,002,600 issued and outstanding, respectively   16,052           16,002
  Preferred stock - $.001 par value - authorized, 5,000,000 shares;
     591,850 and 591,850 issued and outstanding, respectively
     (liquidation preference of $798,998)                            798,998          798,998
  Additional paid-in capital                                      40,084,275       39,800,127
  Warrants                                                           166,493          401,191
  Accumulated deficit                                            (42,435,832)     (41,920,951)
                                                                 -----------      -----------
           Total stockholders' deficiency                         (1,370,014)        (904,633)
                                                                 -----------      -----------

TOTAL                                                            $ 2,400,418      $ 2,875,306
                                                                 ===========      ===========

BIONUTRICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  THREE MONTHS
                                                               ENDED JANUARY 31,
                                                        ----------------------------
                                                             2005           2004
                                                        ------------    ------------

REVENUES:
     Revenue from services                              $         --    $     85,564
     Revenue from product sales                                2,984           4,987
                                                        ------------    ------------
                        Net Revenues                           2,984          90,551


COST OF REVENUES                                                 493             893
                                                        ------------    ------------
                        Gross profit                           2,491          89,658
                                                        ------------    ------------


OPERATING EXPENSES:
     Selling, general and administrative                     304,710         145,603
                                                        ------------    ------------
                        Total operating expenses             304,710         145,603
                                                        ------------    ------------


OPERATING LOSS                                              (302,219)        (55,945)
                                                        ------------    ------------


OTHER INCOME (EXPENSES):
     Equity in the loss of InCon Processing, LLC            (212,662)       (150,754)
     Other income                                                444           9,400
     Interest expense, net                                      (444)         (4,659)
                                                        ------------    ------------
                        Total other (expenses) income       (212,662)       (146,013)


NET LOSS                                                $   (514,881)   $   (201,958)
                                                        ============    ============


BASIC AND DILUTED NET LOSS PER COMMON SHARE             $      (0.03)   $      (0.05)
                                                        ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                               16,022,508       4,352,600
                                                        ============    ============

BIONUTRICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 THREE MONTHS
                                                                              ENDED JANUARY 31,
                                                                          -----------------------

                                                                             2005          2004
                                                                          ---------     ---------

OPERATING ACTIVITIES:
Net loss                                                                  $(514,881)   $(201,958)
Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation and amortization                                               7,865        7,572
  Equity in the loss of joint venture                                       212,662      150,754
  Changes in operating assets and liabilities:
      Inventory                                                                 511      (39,107)
      Prepaids and other current assets                                    (106,148)        (906)
      Accounts payable                                                      132,685        2,563
      Accrued liabilities                                                   (92,691)      70,518
                                                                          ---------    ---------
Net cash used in operating activities                                      (359,997)     (10,564)
                                                                          ---------    ---------


FINANCING ACTIVITIES:
  Proceeds from debt                                                             --       12,500
                                                                          ---------    ---------
Net cash provided by financing activities                                        --       12,500
                                                                          ---------    ---------


NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                           (359,997)       1,936


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              629,257        3,153
                                                                          ---------    ---------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 269,260    $   5,089
                                                                          =========    =========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
ACTIVITIES:
  Settlement of debt through issuance of common stock                     $  49,500    $      --
                                                                          =========    =========

                                BIONUTRICS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note A - The accompanying unaudited Condensed Consolidated Financial Statements of Bionutrics, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q.
      Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended January 31, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended October 31, 2004. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred accumulated operating losses of $42,435,832 through January 31, 2005 which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate gross profits and positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE B - Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the presented periods. Options and warrants are excluded from the diluted net loss per share calculation, as they are anti-dilutive.

NOTE C - Subsequent or Significant Events - In February 2005, Landmark Financial Corporation exercised 200,000 warrants at an exercise price of $1.00 per share of common stock.

NOTE D - Conversion of Debt to Equity - In December 2004, the Company issued 49,500 shares of common stock at $1.00 per share to Asia Pacific Investment Holdings Limited, pursuant to the terms of the convertible note entered into on February 12, 2004. The above issuance was made pursuant to section 4 (2) of the Securities Act of 1933.

                                BIONUTRICS, INC.
                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation

The following discussion of the Company's financial condition and results of operations includes certain forward-looking statements. When used in this report, the words "expects," "intends," "plans" and "anticipate" and similar terms are intended to identify forward-looking statements that relate to the Company's future performance. Such statements involve risks and uncertainties. The Company's actual results may differ materially from the results discussed here. Factors that might cause such a difference include, but are not limited to, those discussed under "Business-Special Considerations" in the Company's Form 10-K.

Results of Operations

Three months ended January 31, 2005 compared with three months ended January 31, 2004.

Consolidated gross revenues for the quarter ended January 31, 2005 were $3,000 compared to $91,000 for the same quarter in 2004.

Bionutrics Health Products continues to sell its remaining evolvE(R) inventory. However, in the future, as the Company repositions itself as a product development company, evolvE(R) will no longer be a significant product for the Company. The Company has announced plans for clinical trials for the first in a series of new proprietary dietary supplements developed to address lipid metabolism and assist in the maintenance of normal cholesterol, which are planned for later this year. If the Company is successful in this effort, the development and sale of this dietary supplement would provide revenues while the Company pursues the longer term 505(b)(2) drug development program with Nostrum Pharmaceuticals, Inc. ("Nostrum").

Bionutrics and Nostrum announced a product and technology license agreement on September 8, 2004, in which Nostrum agreed to provide Bionutrics with certain drug technology in connection with 505(b)(2) drug candidates. Drug applications referred to as 505(b)(2) drug candidates are drug products that are potentially "brandable," that may have higher margins than generic drug products but that would have lower development costs than would completely new chemical entities. Nostrum, is a New Jersey based pharmaceutical company which specializes in formulation and delivery drug technology and which has focused its research on the development of alternative, 505(b)(2) drug products based on existing chemical formulations. In exchange for the technology and product rights extended to Bionutrics, Nostrum received shares of Bionutrics' common stock, making Nostrum the largest shareholder of the Company. Bionutrics has certain obligations under the license agreement, which if not met would give Nostrum a right of rescission (which would trigger the return of its Bionutrics' stock). The date for fulfillment of the obligations has been extended to April 15, 2005. There is no assurance that Bionutrics will meet the requirements set forth in the licensing agreement.

Cost of revenues for the three months ended January 31, 2005 was $500 compared to $1,000 for the same three months in 2004. This reduction is primarily due to lower sales volume of evolvE(R).

Operating expenses for the three months ended January 31, 2005 were $305,000. A significant portion of these expenditures were for legal and accounting services, necessary to fulfill the public reporting requirements under the Securities Exchange Act of 1934 ("Exchange Act") of a public company.

The Company's equity in the loss of its investment in InCon Processing, which is accounted for using the equity method, for the three months ended January 31, 2005, was $213,000. The Company records its share of InCon Processing's loss for the quarter as a reduction in its investment.

The net loss of $515,000 or $.03 per share for the three months ended January 31, 2005 was due primarily to decreased revenues and increases in both operating and other expenses as outlined above. The Company is attempting to reposition itself as a pharmaceutical drug development company, as discussed above, and the losses primarily relate to its efforts in developing the new business and attracting investors.

Liquidity and Capital Resources

To date, the Company's operations have not generated sufficient cash flow to satisfy the Company's capital needs. The Company has financed its operations primarily through the private sale of its securities through the private placement of its common stock, warrants and debt. The Company had a working capital deficit of approximately $3,314,000 at January 31, 2005 as compared with $3,079,000 at October 31, 2004. Cash and cash equivalents were $269,000 at January 31, 2005, as compared with $629,000 at October 31, 2004, a decrease of $360,000.

Net cash used in operating activities during the three-month period ended January 31, 2005 was $360,000. This resulted from the Company's net loss of $515,000, being reduced by the non-cash item attributable to expenses including equity in loss of InCon Processing of $213,000.

No cash was used in investing activities during the three months ended January 31, 2005.

No cash was provided by financing activities during the three-month period ended January 31, 2005.

In August, 2004, the Company entered into a stock purchase agreement with Asia Pacific Investment Holdings, LLC, for the issuance of 1,000,000 million shares at an aggregate price of $1,000,000. This equity transaction provided working capital to the Company, permitting it to have audits conducted and filings prepared and filed under the Exchange Act to bring the Company into compliance with the Exchange Act's periodic reporting requirements for a public company.

The Company will require additional equity and/or debt financing for fiscal year 2005 to fund its operations and satisfy its debt service obligations, as well as to fund the research and development costs necessary to complete clinical trials. The Company has been exploring obtaining additional equity as well as debt financing. It has received indications of interest but has not entered into any definitive arrangements. Access to additional capital will depend substantially on prevailing market conditions and the Company's financial condition and prospects at that time. Bionutrics' auditors have emphasized in their audit report a question about the ability of the Company to continue as a going concern.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not invest in or own any market risk sensitive instruments entered into for trading purposes or for purposes other than trading purposes. All loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

ITEM 4. Controls and Procedures.

The Company's principal executive and financial officers have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities and Exchange Act of 1934 (the "Exchange Act")), as of a date within 90 days before the filing of this report. Based on that evaluation, the officers have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by it in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

                                 BONUTRICS, INC.

                           PART II - OTHER INFORMATION


ITEM 1.       Legal Proceedings.

              NONE.

ITEM 2        Changes in Securities and Use of Proceeds.
         (c) In December 2004, the Company issued 49,500 shares of common stock at $1.00 per share to Asia Pacific
              Investment Holdings Limited ("Asia Pacific"), pursuant to the terms of the convertible note entered into on February 12, 2004.

              The issuance to Asia Pacific was made pursuant to section 4 (2) of the Securities Act of 1933.


ITEM 3.       Defaults upon Senior Securities.

              NONE.

ITEM 4.       Submission of Matters to a Vote of Security Holders.

              NONE.

ITEM 5.       Other Information.

              NONE.

ITEM 6        Exhibits and Report on Form 8-K.


         (a)  Exhibits - NONE

         (b)  Reports on Form 8-K - NONE

                                BIONUTRICS, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Bionutrics, Inc.
                                                  (Registrant)

Dated:   March 14, 2005                           By: /s/ Ronald H. Lane
                                                      ------------------
                                                          Ronald H. Lane
                                                  Its: Chairman of the Board,
                                                  Chief Executive Officer and
                                                  President