Form 10-Q
period 2005-04-30
BIONUTRICS INC
filed 2005-06-16
CIK 1030839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2005
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________________ to ________________________________________

Commission File Number: 0-22011

Bionutrics, Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-0760991
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

2415 E. Camelback Rd., Suite 700 Phoenix, Arizona	85016
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS	OUTSTANDING AS OF JUNE 15, 2005

Common Par value $.001 per share	22,436,725

BIONUTRICS, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Page
Part I. – Financial Information

BIONUTRICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30,	October 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$147,688	$629,257
Inventory	48,464	49,321
Prepaid expenses and other current assets	237,843	22,034
Total Current Assets	433,995	700,612

PROPERTY - Net of accumulated depreciation of $69,592 and $68,971, respectively	3,934	2,916

OTHER ASSETS:
Patents - net of accumulated amortization of $297,668 and $282,520, respectively	14,499,297	724,445
Investment in InCon Processing, LLC	1,217,597	1,447,333
Total Other Assets	15,716,894	2,171,778

TOTAL	$16,154,823	$2,875,306

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,678,224	$1,575,934
Notes payable - shareholders and others	1,434,500	1,484,000
Other accrued liabilities	629,655	720,005
Total current liabilities	3,742,379	3,779,939

STOCKHOLDERS' EQUITY
Common stock - $.001 par value - authorized, 45,000,000 shares; 22,277,100 and 16,002,600 issued and outstanding, respectively	22,277	16,002

Preferred stock - $.001 par value - authorized, 5,000,000 shares; 591,850 and 591,850 issued and outstanding, respectively (liquidation preference of $798,998)	798,998	798,998
Additional paid-in capital	54,240,388	39,800,127
Warrants	50,405	401,191
Accumulated deficit	(42,699,624)	(41,920,951)
Total stockholders' equity (deficit)	12,412,444	(904,633)
TOTAL	$16,154,823	$2,875,306

BIONUTRICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS		SIX MONTHS
	ENDED APRIL 30,		ENDED APRIL 30,
	2005	2004	2005	2004
REVENUES:
Revenue from services	$--	$--	$--	$85,564
Revenue from product sales	2,107	837	5,092	5,824
Net Revenues	2,107	837	5,092	91,388

COST OF REVENUES	346	1,278	839	2,171
Gross profit	1,761	(441)	4,253	89,217

OPERATING EXPENSES:
Selling, general and administrative	249,337	129,479	554,046	275,082
Total operating expenses	249,337	129,479	554,046	275,082

OPERATING LOSS	(247,575)	(129,919)	(549,793)	(185,865)

OTHER INCOME (EXPENSES):
Equity in the income (loss) of InCon Processing, LLC	(17,075)	6,255	(229,737)	(144,499)
Other income	2,959	--	3,402	9,400
Interest expense, net	(2,101)	(4,968)	(2,545)	(9,627)
Total other (expenses) income	(16,217)	1,287	(228,880)	(144,726)

NET LOSS	$(263,792)	$(128,632)	$(778,673)	$(330,591)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.03)	$(0.04)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	19,158,842	4,482,600	17,565,503	4,417,241

BIONUTRICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS
	ENDED APRIL 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(778,673)	$(330,591)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	15,770	15,149
Equity in the loss of joint venture	229,737	144,499
Stock based compensation	43,750	--
Changes in operating assets and liabilities:
Inventory	857	(37,829)
Prepaids and other current assets	(207,450)	5,133
Accounts payable	102,290	(10,169)
Accrued liabilities	(90,350)	93,157
Net cash used in operating activities	(684,069)	(120,651)

INVESTING ACTIVITIES:
Patent acquisition cost	--	(10,000)
Net cash used in investing activities	--	(10,000)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	202,500	100,500
Proceeds from debt	--	62,000
Net cash provided by financing activities	202,500	62,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(481,569)	31,849

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	629,257	3,153
CASH AND CASH EQUIVALENTS, END OF PERIOD	$147,688	$35,002

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Settlement of debt through issuance of common stock	$49,500	$--
Rights to technology acquired through issuance of common stock	$13,800,000	$--

BIONUTRICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A -
The accompanying unaudited Condensed Consolidated Financial Statements of Bionutrics, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month and six-month periods ended April 30, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes thereto as of and for the year ended October 31, 2004. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred accumulated operating losses of $42,699,624 through April 30, 2005 which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company’s inability to generate gross profits and positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE B -
Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the presented periods. Options and warrants are excluded from the diluted net loss per share calculation, as they are anti-dilutive.

NOTE C -	Subsequent or Significant Events - In May 2005, the Company issued 159,625 shares of common stock at a per share price of $1.60 in a private placement issuance.

NOTE D -
During the six months ended April 30, 2005, the Company issued 6 million common shares in conjunction with the licensing of certain drug compounds under development. As a result, an event defined as a change of control under Internal Revenue Code Section 382 may have occurred. Consequently, the future utilization of net operating loss carry-forwards maybe severely limited.

BIONUTRICS, INC.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations includes certain forward-looking statements. When used in this report, the words “expects,”“intends,”“plans” and “anticipate” and similar terms are intended to identify forward-looking statements that relate to the Company’s future performance. Such statements involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed here. Factors that might cause such a difference include, but are not limited to, those discussed under “Business-Special Considerations” in the Company’s Form 10-K.

Results of Operations

Three months ended April 30, 2005 compared with three months ended April 30, 2004.

Consolidated gross revenues for the quarter ended April 30, 2005 were $2,000 compared to $1,000 for the same quarter in 2004.

The Company has been unprofitable since inception, and continues to generate limited revenue as Bionutrics Health Products sells through its remaining evolvE® inventory. In the future, as the Company repositions itself as a product development company, evolvE® will no longer be a significant product for the Company. The Company has announced plans for clinical trials for the first in a series of new proprietary dietary supplements developed to address lipid metabolism and assist in the maintenance of normal cholesterol, which are planned for later this year. If the Company is successful in this effort, the development and sale of this dietary supplement would provide revenues while the Company pursues the longer term 505(b)(2) drug development program with Nostrum Pharmaceuticals, Inc. (“Nostrum”).

The Company expects to continue to incur losses as it increases its investment in product development and clinical trials research. The Company continues to pursue potential development and marketing alliances with other pharmaceutical companies regarding future branded products including generic and 505(b)(2) pharmaceutical products and dietary supplements. However, there can be no assurance that the Company will be successful in its efforts to establish such partnerships at this time, or in the future. Even if such an alliance is secured, the Company cannot provide assurance that it will be able to generate sufficient product revenue to attain profitability on a sustained basis, if at all. The Company’s ability to generate product revenue or licensing royalties is dependent upon the realization of its fund raising goals, successful completion and approval of generic and 505(b)(2) drug candidates, as well as effective patent protection and regulatory approval. However, before regulatory approval can be obtained for the commercialization of the Company’s potential drugs, the drug candidates will be subjected to extensive and costly clinical trials to demonstrate that safety and efficacy is present. The Company can give no assurance and makes no representation that regulatory approval will be granted on any of its potential drugs.

In September, 2004, the Company received an exclusive license from Nostrum to develop and commercialize ten 505 (b)(2) products and ten dietary supplements using the Nostrum Technology. On March 16, 2005, the Company announced a revised Technology License Agreement (the “License Agreement”) with Nostrum for the development of ten proprietary generic drugs using Nostrum’s technology. As a result of the License Agreement, Bionutrics will have exclusive worldwide rights to these products.

Nostrum is a pharmaceutical company engaged in the formulation and development of drugs utilizing different compositions and methods of delivery to produce improved pharmacokinetics, safety, and side-effect profile. Nostrum has a platform of proprietary technologies that the Company believes will provide it with specialized methods of delivery which can be used in connection with its product formulations. Nostrum previously licensed ten generic drugs to third party pharmaceutical companies, and these products (four of which have been filed with the FDA for approval) are currently under development by the licensing companies.

As consideration for the License Agreement, the Company issued an additional Six Million shares of common stock to Nostrum in a private placement, making Nostrum the Company’s largest shareholder with Twelve Million shares. In addition, Nostrum was granted a royalty with respect to the generic drugs comparable to consideration in the Nostrum licenses with third party pharmaceutical companies. The License Agreement is for a term of three years from the effective date, and the Company is responsible for all expenses incurred with regard to the development, clinical trials, and regulatory compliance of the drugs produced using the Nostrum technology.

Nostrum has the right upon written notice to terminate the License Agreement in the event any of the following conditions are not satisfied by June 30, 2005: (i) notes and other indebtedness of the Company convertible into the Company’s common stock shall be paid, discharged or converted into common stock of the Company; (ii) the Company shall have no indebtedness that is secured by its property; (iii) the Company shall have obtained agreement and signatures per a Lock-Up Agreement from its shareholders constituting a minimum of 19,500,000 shares of the Company’s outstanding common stock; and (iv) the Company shall have certified in writing to Nostrum that the events described in clauses (i) through (iii) have occurred. The Company anticipates that it will not meet the requirements set forth in the License Agreement and is currently negotiating an extension with Nostrum.

Cost of revenues for the three months ended April 30, 2005 was $500 compared to $1,000 for the same three months in 2004.

Operating expenses for the three months ended April 30, 2005 were $249,000. A significant portion of these expenditures were for salaries, legal and accounting services and a one time expense of $43,750 for stock based compensation to an employee of the Company.

The Company’s loss in the results of operations for it’s investment in InCon Processing, which is accounted for using the equity method, for the three months ended April 30, 2005, was $17,000. The Company records its share of InCon Processing’s loss for the quarter as a reduction in its investment.

The net loss of $264,000 or $.01 per share for the three months ended April 30, 2005 was due primarily to the Company’s inability to generate sufficient cash flow to support operations. The Company also expects cumulative losses to increase as it expands its research and development activities related to the License Agreement. However, if adequate funding is not available, the Company may have to delay the research and development activities relating to the Nostrum technology.

Six months ended April 30, 2005 compared with six months ended April 30, 2004.

Results of Operations

Consolidated gross revenues for the six months ended April 30, 2005 were $5,000 compared to $91,000 for the same quarter in 2004. This decrease in revenue is due primarily to loss of product development services provided to a third party. The Company generated $86,000 in development services during the six months ended April 30, 2004.

Cost of revenues for the six months ended April 30, 2005 was $1,000 compared to $2,000 for the same six months in 2004.

Operating expenses for the six months ended April 30, 2005 were $554,000. A significant portion of these expenditures were for the legal and accounting services, as well as salaries of the Company’s management.

The Company’s equity in the loss of its investment in InCon Processing, which is accounted for using the equity method, for the six months ended April 30, 2005, was $230,000. The Company records its share of InCon Processing’s loss for the six months as a reduction in its investment.

The net loss of $779,000 or $.04 per share for the six months ended April 30, 2005 was due primarily to the Company’s inability to generate sufficient cash flow to support operations. The Company also expects cumulative losses to increase as it expands its research and development activities related to the License Agreement. However, if adequate funding is not available, the Company may have to delay the research and development activities relating to the Nostrum technology.

Liquidity and Capital Resources

To date, the Company’s operations have not generated sufficient cash flow to satisfy the Company’s capital needs. The Company has financed its operations primarily through the private sale of its common stock, warrants and debt by means of private placements. The Company had a working capital deficit of approximately $3,308,000 at April 30, 2005 as compared with $3,079,000 at October 31, 2004. Cash and cash equivalents were $148,000 at April 30, 2005, as compared with $629,000 at October 31, 2004, a decrease of $481,000.

Net cash used in operating activities during the six-month period ended April 30, 2005 was $684,000. This resulted from the Company’s net loss of $779,000, offset in part by certain non-cash items attributable to expenses including, but not limited to equity in loss of InCon Processing of $230,000, stock based compensation of $44,000, and depreciation expense of $16,000. The Company has generally incurred negative cash flows from operations since inception, and plans to expend considerable amounts in the future in order to further its product development efforts with respect to the License Agreement.

The Company is considering alternatives by which it may raise operating capital to fund general operating expenses in the near term, including, among others, the sub-license of drugs being developed under the License Agreement.

Net cash provided by financing activities during the six-month period ended April 30, 2005 was $202,500. This resulted from the issuance of common stock.

In February, 2005, Landmark Financial Corporation, a warrant holder of the Company, exercised 200,000 warrants dated February 28, 2003 at an exercise price of $1.00 per share of restricted common stock. The Company received gross proceeds of $200,000.

In August, 2004, the Company entered into a stock purchase agreement with Asia Pacific Investment Holdings, LLC, for the issuance of 1,000,000 million shares at an aggregate price of $1,000,000. This equity transaction provided working capital to the Company, permitting it to have audits conducted and filings prepared and filed under the Securities Exchange Act of 1934 (the “Exchange Act”)to bring the Company into compliance with the Exchange Act’s periodic reporting requirements for a public company.

The Company will require substantial additional equity and/or debt financing for fiscal year 2005 to fund its operations and satisfy its debt service obligations, as well as to fund the research and development costs necessary to complete clinical trials. The Company has been exploring obtaining additional equity as well as debt financing. It has received indications of interest but has not entered into any definitive arrangements. Access to additional capital will depend substantially on prevailing market conditions and the Company’s financial condition and prospects at that time. The Company may be unable to secure the necessary capital to fund operations in the future. The Company’s auditors have emphasized in their audit report a question about the Company’s ability to continue as a going concern.

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

The Company’s principal executive and financial officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Exchange Act, as of a date within 90 days before the filing of this report. Based on that evaluation, the officers have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by it in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

BONUTRICS, INC.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

NONE.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In February, 2005, Landmark Financial Corporation exercised 200,000 warrants at an exercise price of $1.00 per share of common stock.

In May 2005, the Company issued 159,625 shares of common stock at $1.60 per share in a private placement offering.

Both of the above transactions were affected in an effort to raise cash to fund general operating expenses.

ITEM 3.	Defaults upon Senior Securities.

NONE.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

NONE.

ITEM 5.	Other Information.

NONE.

ITEM 6.	Exhibits.

(a)	Exhibits - NONE

(b)	Reports on Form 8-K -
Form 8-K filed on March 18, 2005 regarding the Company’s revised Technology License Agreement with Nostrum Pharmaceuticals.

BIONUTRICS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bionutrics, Inc.
(Registrant)

Dated: June 15, 2005
By:  /s/ Ronald H. Lane

Its: Chairman of the Board, Chief Executive Officer
and President