Form 10-Q
period 2005-07-31
BIONUTRICS INC
filed 2005-09-13
CIK 1030839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:   July 31, 2005
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________________ to ________________________________________

Commission File Number: 0-22011

Bionutrics, Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-0760991
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number

2415 E. Camelback Rd., Suite 700 Phoenix, Arizona	85016
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Exchange Act).     YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF September 12, 2005

Common
Par value $.001 per share	22,601,725

BIONUTRICS, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

BIONUTRICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$62,126	$629,257
Inventory	48,079	49,321
Prepaid expenses and other current assets	162,231	22,034
Total Current Assets	272,436	700,612

PROPERTY - Net of accumulated depreciation of $70,001
and $68,971, respectively	3,525	2,916

OTHER ASSETS:
Deposit on equipment	225,000	-
Patents - net of accumulated amortization of
$305,242 and $282,520, respectively	14,491,723	724,445
Investment in joint venture	1,230,157	1,447,333
Total Other Assets	15,946,880	2,171,778

TOTAL	$16,222,841	$2,875,306

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,626,604	$1,575,934
Notes payable - shareholders and others	1,434,500	1,484,000
Other accrued liabilities	638,788	720,005
Total current liabilities	3,699,892	3,779,939

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.001 par value - authorized, 45,000,000 shares;
22,436,725 and 16,002,600 issued and outstanding, respectively	22,436	16,002
Preferred stock - $.001 par value - authorized, 5,000,000 shares;
591,850 and 591,850 issued and outstanding, respectively
(liquidation preference of $798,998)	798,998	798,998
Additional paid-in capital	54,495,629	39,800,127
Warrants	50,405	401,191
Accumulated deficit	(42,844,519)	(41,920,951)
Total stockholders' equity (deficit)	12,522,949	(904,633)

TOTAL	$16,222,841	$2,875,306

BIONUTRICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS		NINE MONTHS
	ENDED JULY 31,		ENDED JULY 31,
	2005	2004	2005	2004
REVENUES:
Revenue from services	$-	$-	$-	$85,564
Revenue from product sales	2,564	458	7,656	6,282

Net Revenues	2,564	458	7,656	91,846

COST OF REVENUES	382	518	1,221	2,689

Gross profit	2,182	(60)	6,435	89,157

OPERATING EXPENSES:
Selling, general and administrative	167,465	271,512	721,511	546,594

Total operating expenses	167,465	271,512	721,511	546,594

OPERATING LOSS	(165,283)	(271,571)	(715,076)	(457,437)

OTHER INCOME (EXPENSES):
Equity in the income (loss) of joint venture	12,561	(129,949)	(217,176)	(274,448)
Other income	10,293	-	13,695	9,400
Interest expense, net	(2,466)	(5,114)	(5,011)	(14,741)

Total other (expenses) income	20,388	(135,063)	(208,492)	(279,789)

NET LOSS	$(144,895)	$(406,634)	$(923,568)	$(737,226)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.03)	$(0.05)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	21,671,424	12,510,209	19,195,741	6,292,893

BIONUTRICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS
	ENDED JULY 31,

	2005	2004
OPERATING ACTIVITIES:
Net loss	$(923,568)	$(737,226)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	23,753	22,955
Equity in the loss of joint venture	217,176	274,448
Stock based compensation	43,750	150,000
Changes in operating assets and liabilities:
Inventory	1,242	(37,310)
Prepaids and other current assets	(130,197)	(5,793)
Accounts payable	50,670	(1,699)
Accrued liabilities	(81,217)	61,789
Net cash used in operating activities	(798,391)	(272,836)

INVESTING ACTIVITIES:
Purchase of equipment	(226,640)	(3,499)
Patent acquisition cost	-	(10,000)
Net cash used in investing activities	(226,640)	(13,499)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	457,900	200,500
Proceeds from debt	-	104,500
Net cash provided by financing activities	457,900	305,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(567,131)	18,665

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	629,257	3,153

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,126	$21,818

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Settlement of debt through issuance of common stock	$49,500	$-

Rights to technology acquired through issuance of common stock	$13,800,000	$-

BIONUTRICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A -
The accompanying unaudited Condensed Consolidated Financial Statements of Bionutrics, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month and nine-month periods ended July 31, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes thereto as of and for the year ended October 31, 2004. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred accumulated operating losses of $42,844,519 through July 31, 2005 which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company’s inability to generate gross profits and positive cash flows from operations indicate that the Company may not be able to continue as a going concern for a reasonable period of time.

NOTE B -
Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the presented periods. Options and warrants are excluded from the diluted net loss per share calculation, as they are anti-dilutive.

In accordance with SFAS No. 128 “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income (loss) by the weighted -average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Condensed Statements of Operations. Common share equivalents totaling 299,000 were excluded from the computation for the three and nine months ended July 31, 2005, and common share equivalents totaling 873,000 were excluded from the computation for the three and nine months ended July 31, 2004, as their impact would have been anti-dilutive.

NOTE C -
The Technology License Agreement (the “Agreement”) dated March 16, 2005 entered into with Nostrum Pharmaceuticals, Inc (“Nostrum”) and the Company, replaces in its entirety the Product Development and License Agreement dated as of June 16, 2004. Under the revised Agreement, the Company receives an exclusive license to develop and commercialize ten 505(b)(2) products (brandable pharmaceutical products that qualify for filing with the FDA under a “505(b)(2)” application) and ten generic products (generic bio-equivalents of branded products which qualify for filing with FDA pursuant to an Abbreviated New Drug Application) under the Nostrum Technology within a three year period. As consideration for the Agreement, the Company issued 12 million shares of its common stock, and agrees to pay Nostrum royalties on net sales of generic products equal to 50% of gross profit. In further consideration for the Agreement, the Company agreed to include one nominee of Nostrum to the Board of Directors.

NOTE D -
Subsequent or Significant Events - In July, 2005 the Company entered into a Purchase Agreement (the “Agreement”) to acquire Kirk Pharmaceuticals, LLC and its affiliate Andapharm, LLC (“collectively Kirk”) for $12,000,000 in cash and a promissory note. The closing is scheduled for the fourth quarter, subject to the satisfaction of the conditions of the Agreement and government approvals, and is dependent on the Company obtaining the necessary financing. There can be no assurance that the Company will be able to obtain financing for or to consummate the Kirk acquisition.

In August 2005, the Company issued 85,000 shares of common stock, valued at $123,250, as remuneration for market making and investing services provided by an outside consultant. During the same month, the Company issued 80,000 shares of common stock, valued at $116,000 as remuneration for the exclusive rights to technology.

BIONUTRICS, INC.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations includes certain forward-looking statements. When used in this report, the words “expects,”“intends,”“plans” and “anticipate” and similar terms are intended to identify forward-looking statements that relate to the Company’s future performance. Such statements involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed here. Factors that might cause such a difference include, but are not limited to, those discussed under “RISK FACTORS” in the Company’s Form 10-K.

Results of Operations

Three months ended July 31, 2005 compared with three months ended July 31, 2004.

Consolidated gross revenues for the quarter ended July 31, 2005 were $2,500 compared to $500 for the same quarter in 2004.

The Company has been unprofitable since inception, and continues to generate limited revenue as Bionutrics Health Products sells through its remaining evolvE® inventory. It is anticipated that evolvE® will not be a significant product for the Company in the future. The Company is currently in negotiations to obtain the additional capital necessary to fund its operating costs and development programs, although there can be no assurance that the necessary financing will be obtained.

In September, 2004, the Company received an exclusive license from Nostrum to develop and commercialize ten 505(b)(2) new drug products and ten dietary supplements using the Nostrum Technology. On March 16, 2005, the Company announced a revised Technology License Agreement (the “License Agreement”) with Nostrum for the development of ten proprietary generic drugs using Nostrum’s technology. As a result of the License Agreement, Bionutrics will have exclusive worldwide rights to these products.

Nostrum is a pharmaceutical company engaged in the formulation and development of drugs utilizing different compositions and methods of delivery to produce improved pharmacokinetics, safety, and side-effect profile. Nostrum has a platform of proprietary technologies that the Company believes will provide it with specialized methods of delivery which can be used in connection with its product formulations. Nostrum had previously licensed ten generic drugs to third party pharmaceutical companies, and these generic drug products (four of which have been filed with the Federal Drug Administration (“FDA”) for approval with one recently receiving approval for sale) are currently under development by the licensing companies.

As consideration for the License Agreement, the Company issued a total of twelve million shares of common stock to Nostrum, making Nostrum the Company’s largest shareholder, and granted Nostrum a royalty with respect to the generic drugs comparable to the royalties granted by Nostrum’s other licensees. The License Agreement is for a term of three years, and the Company is responsible for all expenses incurred with regard to the development, clinical trials, and regulatory compliance of the drugs produced using the Nostrum technology.

Section 505(b)(2) of the federal Food, Drug, and Cosmetic Act was established by the Hatch-Waxman Amendments of 1984 to allow sponsors to obtain approval of new drug applications (“New Drug Applications”) based upon “full reports of investigations” establishing a drug’s safety and efficacy where such investigations “were not conducted by or for the 505(b)(2) applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted” (21 U.S.C. 355(b)(2)). The Food, Drug, and Cosmetic Act permits the approval of certain products under a modified version of the original, traditional New Drug Application process. The complexity, development costs and approval processes for new 505(b)(2) drugs generally fall between those required for a traditional New Drug Application and those required for generic drugs. The Company believes that the 505(b)(2) application process will permit the Company to develop novel compositions and new uses of known “off-patent” pharmaceutical products formulated in novel ways, which will have a relatively low development cost, low regulatory risk and a shortened approval process. However, due to the patent protection and branding available to the new formulations, these 505(b)(2) drug products can be marketed as higher-margin products. However, before regulatory approval can be obtained for the commercialization of the potential drugs, the drug candidates must be filed with the FDA and subjected to extensive and costly clinical trials to demonstrate their safety and efficacy. The Company can give no assurance that regulatory approval will be granted on any of its potential drugs.

The Company also has plans to develop new proprietary dietary supplements including a supplement to address lipid metabolism and assist in the maintenance of normal cholesterol based on the Nostrum technology. The Company previously announced clinical trials for this dietary supplement, although the trials have been postponed due to lack of funding. There can be no assurance that the Company will be able to complete the clinical trial process or that, if conducted, the clinical trials will result in a favorable outcome.

Nostrum has the right upon written notice to terminate the License Agreement in the event any of the following conditions are not satisfied by October 31, 2005: (i) notes and other indebtedness of the Company convertible into the Company’s common stock shall be paid, discharged or converted into common stock of the Company; (ii) the Company shall have no indebtedness that is secured by its property; (iii) the Company shall have obtained agreement and signatures through a Lock-Up Agreement with shareholders not less than 19,500,000 shares of the Company’s outstanding common stock; and (iv) the Company shall have certified in writing to Nostrum that the events described in clauses (i) through (iii) have occurred.

The Company is currently in negotiations to obtain the additional capital necessary to fund its development programs through a combined debt and equity financing. There can be no assurance that the additional financing will be obtained. The Company’s ability to conduct clinical trials for its proprietary dietary supplement and to fund research and development on the 505(b)(2) New Drug Applications and generic drugs are completely dependent on the Company’s being able to raise additional capital.

In July, 2005, the Company entered into a Purchase Agreement (“Agreement”) to acquire Kirk Pharmaceuticals, LLC, and its affiliate, Andapharm, LLC (“collectively Kirk”) for $12,000,000 in cash and a promissory note. Kirk is a Florida based pharmaceutical company that manufactures over-the-counter (“OTC”) and generic prescription drugs in its FDA and DEA approved facility. Kirk currently manufactures and/or markets 30 OTC solid dose and soft gel pharmaceuticals under cGMP (current Good Manufacturing Practices) guidelines. Kirk has experienced rapid growth since it was founded in 1999 with just four employees. Kirk currently employs more than 100 people and occupies 70,000 square feet of manufacturing space. If the Company is successful in its acquisition of Kirk, the Company intends to fund some of its planned clinical trials and product development programs with potential cash flow from Kirk’s operations. The Company anticipates that Kirk will be the designated manufacturing facility for its products, subsequent to their approval. The Company believes the Kirk acquisition will be pivotal in the execution of its long-term strategic goals. The closing is scheduled for the fourth quarter, subject to the satisfaction of the conditions of the Agreement and government approvals, and is dependent on the Company obtaining the necessary financing. There can be no assurance that the Company will be able to obtain financing for or to consummate the Kirk acquisition or that sufficient free cash flow would be available from Kirk to support the Company’s development expenses.

The Company expects to continue to incur operating losses as it invests in product development and clinical trials research. The Company is pursuing potential development and marketing arrangements with other pharmaceutical companies regarding its licensed products. However, there can be no assurance that the Company will be successful in these efforts or that any arrangement would generate sufficient revenue to fund operations.

Cost of revenues for the three months ended July 31, 2005 was $500 compared to $500 for the same three months in 2004.

Operating expenses for the three months ended July 31, 2005 were $167,000. A significant portion of these expenditures were for travel, legal and accounting services and salaries.

The Company’s gain in the results of operations for it’s investment in joint venture, which is accounted for using the equity method, for the three months ended July 31, 2005, was $13,000. The Company records its share of the joint venture’s income for the quarter as an increase in its investment.

The net loss of $145,000 or $.01 per share for the three months ended July 31, 2005 was due primarily to the Company’s inability to generate sufficient cash flow to support operations. The Company also expects cumulative losses to increase due to its research and development activities related to the License Agreement with Nostrum.

Results of Operations

Nine months ended July 31, 2005 compared with nine months ended July 31, 2004.

Consolidated gross revenues for the nine months ended July 31, 2005 were $8,000 compared to $92,000 for the same quarter in 2004. This decrease in revenue is due primarily to loss of product development services provided to a third party. The Company generated $86,000 in development services during the nine months ended July 31, 2004.

Cost of revenues for the nine months ended July 31, 2005 was $1,000 compared to $3,000 for the same nine months in 2004.

Operating expenses for the nine months ended July 31, 2005 were $722,000 as compared to $547,000 for the nine months ended July 31, 2004. A significant portion of these expenditures were for travel, legal and accounting services, and salaries of the Company’s management.

The Company’s loss in its investment in the InCon Processing joint venture, which is accounted for using the equity method, was $217,000 for the nine months ended July 31, 2005 as compared to $274,000 fir the nine months ended July 31, 2004. The Company records its share of the joint venture’s loss for the nine months ended July 31, 2005 as a reduction in its investment.

The net loss of $924,000 or $.05 per share for the nine months ended July 31, 2005 was due primarily to the Company’s inability to generate sufficient cash flow to fund operations. The Company expects cumulative losses to increase due to research and development activities related to the License Agreement with Nostrum.

Liquidity and Capital Resources

To date, the Company’s operations have not generated sufficient revenues to satisfy the Company’s operating capital needs. The Company has financed its operations primarily through the sale of its common stock, warrants and debt by means of private placements. The Company had a working capital deficit of approximately $3,202,000 at July 31, 2005 as compared with $3,079,000 at October 31, 2004. Cash and cash equivalents were $62,000 at July 31, 2005, as compared with $629,000 at October 31, 2004, a decrease of $567,000.

Net cash used in operating activities during the nine-month period ended July 31, 2005 was $798,000. This resulted from the Company’s net loss of $924,000, the increase of $130,000 in prepaid expenses and other current assets, offset in part by certain non-cash items attributable to expenses including, but not limited to a reduction of its investment in InCon Processing of $217,000, stock based compensation of $44,000 for 25,000 shares of common stock issued to an employee of the Company, and depreciation expense of $24,000. The Company has generally incurred negative cash flows from operations since inception, which will continue due to research and development activities related to the License Agreement with Nostrum.

Net cash used in investing activities during the nine months ended July 31, 2005 was $227,000 for purchases of equipment.

Net cash provided by financing activities during the nine months ended July 31, 2005 was $458,000, which resulted from the issuance of common stock.

In May, 2005, the Company entered into a private placement purchase agreement whereby 159,625 shares were sold at $1.60 per share, with net proceeds of $255,400.

In February, 2005, the Company entered into a private placement purchase agreement whereby 135,000 shares were sold at $1.50 per share, and 65,000 shares were issued to Landmark Financial Corporation, a warrant holder, upon a cashless exercise of its warrants, with net proceeds of $202,500.

In August, 2004, the Company entered into a stock purchase agreement with Asia Pacific Investment Holdings, LLC, for the issuance of 1,000,000 shares of common stock at an aggregate price of $1,000,000. This equity transaction provided working capital to the Company, permitting it to have audits conducted and filings prepared and filed under the Securities Exchange Act of 1934 (the “Exchange Act”) to bring the Company into compliance with the Exchange Act’s periodic reporting requirements for a public company.

The Company is currently in negotiations to obtain the additional capital necessary to fund its acquisition and development programs through a combined debt and equity financing. It has received indications of interest but has not entered into any definitive agreement. Access to additional capital will depend on prevailing market conditions and the Company’s financial condition and prospects at that time. The Company may be unable to secure the necessary capital to fund operations in the future. The Company’s auditors have emphasized in their audit report a question about the Company’s ability to continue as a going concern.

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

BIONUTRICS, INC.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

NONE.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2005, the Company issued 159,625 shares of common stock at $1.60 per share in a private placement offering. The transaction was affected in an effort to raise cash to fund general operating expenses.

ITEM 3.	Defaults upon Senior Securities.

NONE.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

NONE.

ITEM 5.	Other Information.

NONE.

ITEM 6	Exhibits.

(a)	Exhibits -

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(1)	Form 8-K filed on July 5, 2005 regarding the Company’s revised Technology License Agreement with Nostrum Pharmaceuticals.

(2)	Form 8-K filed on July 22, 2005 regarding the Company entering into a Purchase Agreement with Kirk Pharmaceuticals.

BIONUTRICS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bionutrics, Inc. (Registrant)

Dated: September 12, 2005	By:	/s/Ronald H. Lane

Its: Chairman of the Board, Chief Executive Officer and President