Form 10-K
period 2005-10-31
BIONUTRICS INC
filed 2006-01-30
CIK 1030839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

                   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal years ended..................................October 31, 2005

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         COMMISSION FILE NUMBER 0-22011
                 -----------------------------------------------

                                BIONUTRICS, INC.

             (Exact name of registrant as specified in its charter)

                 -----------------------------------------------




                      Nevada                                    86-0760991
         (State or other jurisdiction of                      (I.R.S. Employer
          incorporation or organization)                     Identification No.)


 2575 East Camelback Road, Suite 450, Phoenix, AZ                 85016
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

Indicate by check mark whether the registrant is a well-known seasoned issuer,
as defined by Rule 405 of the Securities Act.     Yes [ ] No [ X ].

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.     Yes [ ] No [ X ].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [ X ] No [ ].

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     [ ].

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes     [ ] No [ X ]

As of January 21, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price of such stock as of such date on the OTC Bulletin Board was $58,972,485.

As of January 21, 2006, there were 22,681,725 shares of common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE


                           FORWARD-LOOKING STATEMENTS

         Certain  statements  made in  this  Annual  Report  on  Form  10-K  are
"forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Bionutrics, Inc., a Nevada corporation (the "Company"), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Bionutrics, Inc. was incorporated on December 22, 1990 under the laws of the State of Nevada. The Company has three active wholly-owned subsidiaries, LipoGenics, Inc. ("LipoGenics"), Bionutrics Health Products, Inc. ("BHP") and InCon Technologies Inc. ("InCon") which were incorporated on July 13, 1992, November 19, 1996 and October 1, 1997, respectively, under the laws of the State of Delaware. The Company has a 50% ownership interest together with Asia Pacific Investment Holdings Limited ("Asia Pacific"), a private company operating out of Singapore, in InCon Processing, LLC ("InCon Processing") which was formed on May 18, 1999 under the laws of the State of Delaware. Bionutrics also has three inactive subsidiaries, Nutrition Technology Corporation which was incorporated on December 15, 1994 under the laws of the State of Nevada, InCon International Ltd. which was formed under the laws of the British Virgin Islands, and Cosmedics, Inc. which was incorporated on April 2, 1998 under the laws of the State of Delaware. The Company and its subsidiaries are referred to herein, collectively, as "Bionutrics", "we", "us", "our" and the "Company".

         The Company maintains its principal offices at 2575 East Camelback Road, Suite 450, Phoenix, Arizona 85016; its telephone number is (602) 508-0112 and its fax number is (602) 508-0115.

         We file periodic and current reports, proxy statements and other materials with the Securities and Exchange Commission. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.

BACKGROUND

         Bionutrics is a pharmaceutical development company focusing on the development of difficult to formulate, oral controlled-release drug formulations utilizing proprietary drug formulation and delivery technologies. The Company has licensed proprietary oral control-release technology with the rights to develop exclusively and worldwide, ten generic and ten 505(B)(2) drugs, improved formulations of previously approved drugs. Bionutrics intends to invest the majority of its resources in the development and commercialization of these products during the next few years.

         Bionutrics was founded to pioneer the discovery and development of biological active compounds having applications as both pharmaceutical and functional nutrition products. The Company's early efforts targeted the newly emerging field of functional nutrition - the marriage of drugs and food - with the view that it affords an early route to commercialization of proprietary active biologics. The Company's efforts over the previous decade have positioned it with proprietary technology, compounds, processing methods, and products.

BUSINESS OVERVIEW AND STRATEGY

         Bionutrics is a pharmaceutical company engaged in the development, manufacturing and commercialization of oral controlled-release generic drugs and improved formulations of previously approved drugs. The Company has licensed exclusive and worldwide rights to employ certain proprietary oral controlled-release drug formulation technologies (the "Technology") developed by Nostrum Pharmaceuticals, Inc. ("Nostrum"), a corporation owned and controlled by the Company's Chief Scientific Officer, Nirmal Mulye, Ph.D. (Temple University). Bionutrics is undertaking the initiation of U.S. development and commercialization of its difficult to formulate generic and branded drugs. Bionutrics intends to file Abbreviated New Drug Applications ("ANDAs") with the FDA for its oral controlled-release generic drugs. Total U.S. sales for the branded drugs targeted with the Company's generic development plan are approximately $7 billion. The Company believes it has numerous "first to file" or only to file opportunities on it's ANDAs which could be awarded periods of marketing exclusivity. Additionally, the Company intends to develop its portfolio of oral controlled-release branded drugs and file a series of 505(b)(2) New Drug Applications with the FDA. Drug applications which are designated as 505(b)(2) drug applications pertain to pharmaceutical products based on new or improved uses of existing drugs.

         Bionutrics' technology program was founded by its Chief Scientific Officer, Nirmal Mulye, Ph.D. The Company has entered into a license agreement with Nostrum pursuant to which Nostrum licensed the Technology to Bionutrics, certain exclusive worldwide rights to select and develop ten generic and ten 505(b)(2) brandable drug candidates to be reformulated utilizing the Technology, creating a specialty pharmaceutical company. Bionutrics' licensed delivery systems are based on proprietary oral delivery polymeric unit formulations that are designed to allow precise multi-hour delivery of an incorporated drug. Controlled-release drug delivery technologies can provide more consistent and appropriate drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects by releasing drug dosages at specific times and in specific locations in the body. This Technology also allows the development of "patient-friendly" dosage forms, which reduce frequency of drug administration thus improving patient compliance, can eliminate offensive tastes and mitigate "food-effect" that may cause potentially significant variations of the drugs availability to a patient. Controlled-release pharmaceuticals can be especially beneficial for certain patient populations, such as the elderly, who often require several medications with differing dosing regimens. Pursuant to the terms of its license agreement with Nostrum, the Company acquired its rights to the Technology described above by issuing to Nostrum 12,000,000 shares of its common stock (6,000,000 shares for its 505(b)(2) rights and 6,000,000 shares for its generic rights); the license agreement contains no further milestone payments or product development fees, which are typically found in industry license agreements (other than reimbursing Nostrum for costs associated with formulation and pre-clinical studies conducted in India). Under such agreement, the Company does, however, have the obligation to pay for development costs of these drugs, and with generic drugs only, Nostrum will receive a 50% royalty of net profit (less cost of goods and other customary charge backs and certain general, sales, and administrative costs). This arrangement is similar to license agreements Nostrum executed previously with third party pharmaceuticals companies. Such agreement does not require royalty payments or other sales or revenue payments with respect to 505(b)(2) or functional nutrition products.

         The Technology and future potential products are and will be covered by a series of patents owned, and patent applications submitted, by Nostrum with respect to controlled release matrix formulations, controlled release tablet formulations, carrier for controlled release matrixes, controlled release coatings and a method for improved dissolution.

         Pursuant to its license agreement with Nostrum, Bionutrics benefits from the services provided by Enem Nostrum Remedies Pvt. Ltd. ("Enem"), an Indian corporation affiliated with Nostrum. Through Nostrum's relationship with Enem, Enem's research facilities provide Bionutrics, by means of an "at cost" formulation and testing contract, distinct competitive advantages in terms of development expenses without compromising quality. Enem's operation is employing the technology licensed by Nostrum to Bionutrics in pre-clinical study research and development of generic and 505(b)(2) drugs at Bionutrics' direction to provide the Company with preliminary data for the selection of its drug candidates. Enem's research facilities are state of the art and equipped with technologically advanced equipment such as LC MS MS and other chemical analytical equipment to determine chemical composition and content of tested materials. The lower costs of scientific manpower and related expenses allow the Company to test numerous iterations and variations in formulations at a cost substantially below industry standards. As part of this formulation and development contract, the Company anticipates that all pharmacokinetics and related "pre-studies" will be conducted in the Indian facility under FDA prescribed guidelines. Upon achieving satisfactory formulation and bioequivalent "fast and fed" results, Bionutrics intends to initiate its requisite pivotal clinical trials and Chemical, Manufacturing and Control ("CMC") development for drug applications in the U.S.

         CMC development includes verification and validation of manufacturing methods, batches produced for pivotal trials and stability of products. This information is part of the requirements for submission of ANDA filings with the FDA for drug approval.

         The Company anticipates that ANDAs for generic pharmaceuticals will be its first drug applications to be submitted to the FDA. Bionutrics' management believes it will be able to initiate pivotal trials on four generic drug candidates in the first half of 2006, subject to necessary financing. If successful, the Company anticipates the earliest of these candidates could be ready for FDA submission during the fourth quarter of 2006, also subject to necessary financing. These drugs have the potential to be "first to file" applications with Paragraph IV certifications or only to file ANDAs. Under its license agreement with Nostrum, Bionutrics has the right to designate ten drugs as generics over the next three years employing the technology licensed to Bionutrics pursuant to this agreement. The Company is selecting ten candidates for which the pre-studies are effectively completed and of which for many there are no currently approved generics. Bionutrics, employing the same drug
technology,   intends  to  develop  and  market  early  proprietary   functional
nutritional  products  that  will be sold  with  clinical  based  health  claims
addressing   blood  lipids   including   cholesterol   and  related   issues  of
cardiovascular disease to generate cash flow while it continues its drugs development efforts.

         The Company presently has no drug products approved for manufacture or sale by the FDA and accordingly has no product sales or revenue. The Company, based on its plans for development and FDA drug approval applications, does not foresee the initiation of sales of its pharmaceutical products until, at the earliest, fourth quarter 2007.

         The Company's subsidiaries each contribute to our overall efforts to develop and commercialize proprietary and brandable drug and/or functional nutrition products. LipoGenics has served as the product research arm of the Company with a focus on the discovery and development of active compounds for both potential new chemical entity drugs (as opposed to the noted program described above for generic and 505(b)(2) drug development) and functional nutrition. BHP is the market research and product positioning company charged with delivering new functional nutrition products to marketing partners. InCon Processing is a molecular separation company and has provided the Company with certain functional nutrition product ingredients. Future BHP products based on proprietary technology including tocotrienol (a new form of vitamin-E) formulated products may be developed for the purpose of generating cash flow for the Company as its pharmaceutical products are being commercialized.

         On July 22, 2005, the Company announced that it entered into an agreement to acquire Kirk Pharmaceuticals, LLC from John D. Copanos and John S. Copanos (the "Sellers"). The Company will also acquire its affiliate, Andapharm, LLC (collectively, with Kirk Pharmaceuticals LLC, "Kirk") as part of the transaction. The agreement provides for the sale of all of the issued and outstanding membership units of Kirk by the Sellers, sole owners of the units, to the Company. Under the agreement, Bionutrics shall pay to the Sellers an aggregate purchase price of $12 million. The agreement provides that payment of the purchase price shall be made as follows: (i) $9 million in cash and (ii) a promissory note in the amount of $3,000,000 at closing.

         Kirk is a Florida based pharmaceutical company which manufactures over-the-counter ("OTC") and generic prescription drugs. Kirk was founded in 1999 and has grown from four employees to more than 120 at the date of this Report. Kirk has 70,000 square feet of manufacturing space in its FDA and DEA approved facility and Schedule II, III, IIIN, IV and V pharmaceutical manufacturing and List I Chemicals certification. Kirk currently manufactures and/or markets more than 30 OTC solid dose and soft-gel pharmaceutical products. Kirk's business strategy continues to be to develop and manufacture low-cost OTC products in a streamlined manufacturing environment using Current Good Manufacturing Practices ("cGMP") guidelines, which is a strategy that has proven to be successful, even in the highly competitive OTC market.

         The Company intends to utilize Kirk and its expertise to complete the CMC development work with respect to certain products it elects for development. The use of Kirk as Bionutrics' designated manufacturer in its drug development program and as its manufacturer following FDA approval of certain generic and 505(b)(2) drug applications is a core element to the Company's strategy.

         For a description of the financial information and financing structures of the Company, please reference the Company's Consolidated Financial Statements, and the accompanying Footnotes, provided in Item 6 below and attached to this Report commencing on page F-1.

RESEARCH AND DEVELOPMENT

         Our research and development efforts are initially focused on developing generic drugs employing our proprietary controlled-release drug delivery Technology. The Company plans to initiate the U.S. development of four generic products with the intent of filing ANDAs with the FDA upon completion. The Company also intends to continue a limited effort to develop functional nutrition products in parallel with its drug development efforts. Total research and development expenses were $1,521,508, $250, and $6,250 for the fiscal years ended October 31, 2005, 2004 and 2003, respectively.

PATENTS AND TRADEMARKS

         Bionutrics has licensed its technology from Nostrum. The Technology is proprietary and any derived commercialized products would, in part, be potentially protected by one or more of a series of issued patents owned by Nostrum. These patents are:

PATENT NUMBER     ISSUED                            SUBJECT
-------------     ------                            -------

6,635,680         November 2002            Controlled release pellet formulation
6,475,493         August 2002              Controlled release oral dosage
                                           suitable for oral administration
6,437,000         July 2002                Sustained release tablet containing
                                           hydrocolloid and cellulose ether
6,416,786         October 2003             Controlled release pellet formulation
6,946,146         September 2005           Coating for a sustained release
                                           pharmaceutical composition

         Bionutrics has developed technology, independent of its licensed drug technology, and has received 10 issued U.S. patents and has several pending U.S. patent applications (with numerous foreign counterparts) covering novel tocotrienols and tocotrienol-like compounds, methods for their use, compositions containing those compounds and production processes in the area of tocotrienols. In addition, the Company acquired one U.S. patent with four corresponding foreign patent applications claiming methods for promoting weight and fat loss.

         Bionutrics' first U.S. patent, obtained through its subsidiary LipoGenics (U.S. patent 5,591,772) was issued in January 1997. This patent, through composition of matter claims, secures protection for several novel vitamin-E like compounds discovered by the Company and by means of method and process claims, protects methods for using and processes for producing those compounds. A second U.S. patent was issued in October 1998 (U.S. patent 5,821,264) with claims that parallel those of the January 1997 patent but refer to a broader and more generic class of compounds.

         The Company has also obtained patent protection for its distinctive tocotrienol processing technology. In June 1999, Bionutrics received a U.S.
patent directed to specific tocotrienol/tocopherol production processes (U.S. patent 5,908,940). In March 2001, the Company was awarded a U.S. patent for tocotrienol-rich fractions produced using its proprietary tocotrienol/tocopherol production process (U.S. patent 6,204,290).

         Bionutrics continued to enhance its portfolio of patents covering the use of tocotrienols to treat and prevent a wide range of disorders and conditions. In July 1999, a broad U.S. patent was issued to the Company for methods to treat and prevent cancer using tocotrienols (U.S. patent 5,919,818). This patent contains method claims directed to the known, naturally occurring tocotrienols (such as (a)-tocotrienol and (y)-tocotrienol), as well as Bionutrics' novel proprietary tocotrienols and other vitamin-E like compounds. The Company was awarded a similarly broad U.S. patent in May 2001, claiming the use of tocotrienols to treat inflammatory conditions (U.S. patent 6,239,171). In November 2000, Bionutrics received another patent (U.S. patent 6,143,770) for a composition comprising tocotrienol, or a mixture thereof, and nicotinic acid. This technology has application to cardiovascular health and diabetes and related disorders.

         Continued development of the Company's technology and pursuit of tocotrienol based or similar patents (including previously submitted patent applications) will depend on the Company's research, development and commercial success in series of intended near term dietary supplements. Irrespective of the success of this near term effort, the Company anticipates that dietary supplements and related technology including patents will be a minor constituent of the Company's product development and product commercialization plans.

         Prior to the enactment in the United States of new laws adopting certain changes mandated by the General Agreement on Tariffs and Trade ("GATT"), the exclusive rights afforded by a U.S. Patent were for a period of 17 years measured from the date of grant. Under GATT, the term of any U.S. Patent granted on an application filed subsequent to June 8, 1995, terminates 20 years from the date on which the patent application was filed in the United States or the first priority date, whichever occurs first. Future patents granted on an application filed before June 8, 1995, will have a term that terminates 20 years from such date, or 17 years from the date of grant, whichever date is later.

         Under the Drug Price Competition and Patent Term Restoration Act, a U.S. product patent or use patent may be extended for up to five years under certain circumstances to compensate the patent holder for the time required for FDA regulatory review of the product. The benefits of this Act are available only to the first approved use of the active ingredient in the drug product and may be applied only to one patent per drug product. There can be no assurance that we will be able to take advantage of this law.

         Also, different countries have different procedures for obtaining patents, and patents issued by different countries provide different degrees of protection against the use of a patented invention by others. There can be no assurance, therefore, that the issuance to us in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention, or that any judicial interpretation of the validity, enforceability, or scope of the claims in a patent issued in one country will be similar to the judicial interpretation given to a corresponding patent issued in another country. Furthermore, even if our patents are determined to be valid, enforceable, and broad in scope, there can be no assurance that competitors will not be able to design around such patents and compete with us using the resulting alternative technology.

         We also rely upon unpatented proprietary and trade secret technology that we seek to protect, in part, by confidentiality agreements with our collaborative partners, employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. There can be no assurance that these agreements provide meaningful protection or that they will not be breached, that we will have adequate remedies for any such breach, or that our trade secrets, proprietary know-how, and technological advances will not otherwise become known to others. In addition, there can be no assurance that, despite precautions taken by us, others have not and will not obtain access to our proprietary technology.

GOVERNMENT REGULATION AND APPROVAL

         The design, development and marketing of pharmaceutical compounds, on which our success depends, is subject to extensive regulation by the federal government, principally the FDA, and to a lesser extent, other federal and state government agencies. The Federal Food, Drug and Cosmetic Act (the "FFDCA"), the Controlled Substances Act and other federal statutes and regulations govern the development, testing, manufacture, safety/effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Non-compliance with applicable regulations can result in judicially and/or administratively imposed sanctions, including the initiation of product seizures, injunction actions, fines and criminal prosecutions. Administrative enforcement measures may involve the recall of products, as well as the refusal of an applicable government authority to enter into supply contracts or to approve new drug applications. The FDA also has the authority to withdraw its approval of drugs in accordance with regulatory due process procedures. The cost of complying with government regulations substantially increases the cost of producing the Company's products.

         FDA approval is required before any new drug can be marketed. The FDA requires extensive testing of new pharmaceutical products to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. Testing in humans may not be commenced until after an investigational new drug application ("IND") exemption is granted by the FDA. A New Drug Application ("NDA") or supplemental NDA must be submitted to the FDA both for new drugs that have not been previously approved by the FDA and for new combinations of, new indications for, or new delivery methods for previously approved drugs. FDA approval of an ANDA is required before a generic equivalent of an existing or referenced brand drug can be marketed. The ANDA process is abbreviated in that the FDA waives the requirement of conducting complete preclinical and clinical studies and, instead, relies on bioequivalence studies which compare the applicant's drug with an already approved reference drug. These ANDA filings allow a company to avoid the expensive and time-consuming process of clinical efficacy and safety studies that are required for NDAs.

         NDAS AND NDAS UNDER SECTION 505(b) OF THE DRUG PRICE ACT

         The FDA approval procedure for an NDA is generally a two-step process. During the Initial Product Development stage, an IND for each product is filed with the FDA. A 30-day waiting period after the filing of each IND is required by the FDA prior to the commencement of initial clinical testing. If the FDA does not comment on or question the IND within such 30-day period, initial clinical studies may begin. If, however, the FDA has comments or questions, they must be answered to the satisfaction of the FDA before initial clinical testing can begin. In some instances this process could result in substantial delay and expense. These initial clinical studies generally constitute Phase I of the NDA process and are conducted to demonstrate the product tolerance/safety and pharmacokinetic in healthy subjects.

         After Phase I testing, extensive efficacy and safety studies in patients must be conducted. After completion of the required clinical testing, an NDA is filed, and its approval, which is required for marketing in the United States, involves an extensive review process by the FDA. The NDA itself is a complicated and detailed application and must include the results of extensive clinical and other testing, the cost of which is substantial. However, the NDA filings contemplated by us on already marketed drugs would be made under Sections 505 (b)(1) or 505 (b)(2) of the Drug Price Act, which do not require certain studies that would otherwise be necessary; accordingly, the development timetable should be shorter. While the FDA is required to review applications within a certain timeframe in the review process, the FDA frequently requests that additional information be submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process. Until an NDA is actually approved, there can be no assurance that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of our developed products are also subject to FDA regulation. It is impossible to anticipate the amount of time that will be needed to obtain FDA approval to market any product.

         Whether or not FDA approval has been obtained, approval of the product by comparable regulatory authorities in any foreign country must be obtained prior to the commencement of marketing of the product in that country. The Company's current strategy is to conduct marketing in territories other than the United States via marketing and sales agreements with other pharmaceutical companies based in those countries. The approval procedure varies from country to country, can involve additional testing, and the time required may differ from that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. After such approvals are obtained, further delays may be encountered before the products become commercially available.

         ANDAs

         In our generic operations, we apply our proprietary technology processes and formulations to develop a product that will reproduce the brand product's physiological characteristics (i.e., the rate and extent of absorption into the bloodstream), but not infringe the patents of the brand owner or other innovator of the NDA. In connection with this process, we conduct studies to establish that our product is bioequivalent to the brand product, and obtain legal advice that our product does not infringe the NDA owner's or the innovator's patents or that such patents are invalid or unenforceable. FDA approval is required before a generic version of a previously approved drug or certain new dosage forms of an existing drug can be marketed. Approval for such products generally is sought using an ANDA. In most cases, bioavailability and bioequivalence studies must be conducted in support of the ANDA and clinical studies are not required. Bioavailability indicates the rate of absorption and levels of concentration of a drug in the blood stream.
Bioequivalence compares the bioavailability of one drug product with another and, when established, indicates that the rate of absorption and levels of concentration in the body are substantially equivalent to the previously approved reference listed drug. An ANDA may be submitted for a drug product on the basis that it is bioequivalent to a previously approved drug product or, in the case of a new dosage form, that it is suitable for use for the indications specified without the need to conduct additional safety or efficacy testing.

         The Drug Price Competition and Patent Restoration Act of 1984, known as the Hatch-Waxman Amendments, require that we submit an ANDA to the FDA for each generic product we seek to market. The ANDA contains a substantial amount of information about the proposed product's formulation, ingredients, chemistry and manufacturing controls, stability and the bioavailability and bioequivalence studies conducted on such product, all of which is reviewed by the FDA's Office of Generic Drugs (OGD). In addition, the ANDA is required to contain the ANDA applicant's certification concerning each patent that has been listed for the reference brand product in the Orange Book. If there is no patent listed in the Orange Book, the ANDA applicant so states by submitting what is referred to as a Paragraph I certification. If the patent listed in the Orange Book has expired, the ANDA applicant so states by submitting what is referred to as a Paragraph II certification. If the ANDA applicant intends to wait until the expiration of the patent listed in the Orange Book before it intends to market its product, the ANDA applicant so states by submitting what is referred to as a Paragraph III certification. And, if the ANDA applicant believes that the listed patent is invalid or unenforceable, or that its product does not infringe such patent(s), the ANDA applicant so states by submitting what is referred to as a Paragraph IV certification in its ANDA.

         If a Paragraph IV certification is made, the ANDA applicant must also send a notice containing its factual basis for its Paragraph IV certification to the NDA owner and any patent holder. The NDA owner or patent holder may then initiate a legal challenge against the ANDA applicant for patent infringement. Before the December 2003 Amendments to Hatch-Waxman were enacted, if the NDA owner or patent holder asserted a patent challenge within 45 days of their receipt of notice of the ANDA applicant's Paragraph IV certification, the FDA was prevented from approving that ANDA until the earlier of 30 months, the expiration of the patent, or when the infringement case concerning each such patent was favorably decided in an ANDA applicant's favor, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In some cases, NDA owners and patent holders obtained additional patents for their products after an ANDA had been filed, but before that ANDA received final marketing approval, and then initiated a new patent challenge, which resulted in more than one 30-month stay.

         The December 2003 Amendments to Hatch-Waxman were intended to eliminate certain unfair advantages of patent holders in the implementation of Hatch-Waxman. As a result of those amendments, the NDA owner remains entitled to an automatic 30-month stay if they initiate a patent infringement lawsuit within 45 days of their receipt of notice of the Paragraph IV certification, but only if their patent infringement lawsuit is directed to patents that were listed in the Orange Book before the ANDA was filed. Where there are no patents listed in the Orange Book at the time the applicant files its ANDA, there is no automatic 30-month stay of regulatory approval. If patents are listed in the Orange Book after the ANDA has been filed, the NDA owner may still sue the ANDA applicant for that patent, but the ANDA will not be subject to an automatic stay of regulatory approval. An ANDA applicant is permitted to take legal action to enjoin or prohibit the listing of certain patents in the Orange Book.

         An FDA regulation effective August 2003 further defines the types of patents that may be listed in the Orange Book and requires increased disclosure requirements for listed patents in an effort to decrease the number of improperly listed patents. While most of these changes should help prevent improperly listed patents, the long-term effectiveness of this regulation and the December 2003 amendments is unclear.

         If an ANDA applicant is the first to file an ANDA with a Paragraph IV certification and provides appropriate notice to the NDA holder and all patentees for a particular generic product, the applicant may be awarded a 180-day period of marketing exclusivity against other companies that subsequently file ANDAs containing Paragraph IV certifications for that same product. We believe this period of marketing exclusivity can provide an opportunity for the successful patent challenger to build its market share, to recoup the expense of patent litigation and to realize greater profit margins, and in some cases, to gain value by relinquishing or transferring this marketing exclusivity right to others. In addition, once that exclusivity period has lapsed, we believe that the marketer of the first commercialized product may more effectively defend its market share position against future competition. However, an ANDA applicant's ability to secure the benefit of this exclusivity period, and the actual benefit it gains from the exclusivity period, depends on a variety of factors, some of which are beyond the applicant's control, such as: the timing of FDA approval, whether other ANDA applicants share that exclusivity, patent litigation related to the product and competitors' products, raw material availability, and whether the brand product will also be marketed as a generic (sometimes referred to as an authorized generic). Court decisions, FDA interpretations, legislative changes and the date of filing of an ANDA all affect, among other things, how this exclusivity period is to be awarded, how it is affected by other ANDA applicants, and the benefit, if any, which may be obtained from the 180-day marketing exclusivity period.

         The December 2003 Amendments to Hatch-Waxman also modify the rules governing when generic products are eligible for 180-day exclusivity periods and when the 180-day exclusivity period is triggered or forfeited. The Amendments retroactively apply a final and non-appealable court decision trigger for all ANDAs filed before December 8, 2003. As for ANDAs filed after December 8, 2003, exclusivity is only triggered upon the first commercial marketing of the ANDA product. However, that exclusivity may be forfeited under certain circumstances, including among other things, if the ANDA is not marketed by the first-filer or another ANDA applicant within a certain timeframe after a final and non-appealable court decision, or if the FDA does not tentatively approve the first-filer's ANDA within 30 months.

         Certain ANDA procedures for generic controlled-release drugs and other products are presently the subject of petitions filed by brand name drug manufacturers, which seek changes from the FDA in the approval process for generic drugs. We cannot predict at this time whether the FDA will make any changes to the ANDA procedures as a result of such petitions, ongoing rulemakings or litigation, or the effect that such changes may have on us. Any changes in FDA regulations, policies or procedures may make ANDA approvals more difficult or may otherwise have a significant adverse effect on our business.

         Under the Generic Drug Enforcement Act of 1992, the FDA is allowed to impose debarment and other penalties on individuals and companies that commit certain illegal acts relating to the generic drug approval process. In some situations, the Generic Drug Enforcement Act requires the FDA to not accept or review ANDAs for a period of time from a company or an individual that has committed certain violations. It also provides for temporary denial of approval of applications during the investigation of certain violations that could lead to debarment and also, in more limited circumstances, provides for the suspension of the marketing of approved drugs by the affected company. The Generic Drug Enforcement Act also allows for civil penalties and withdrawal of previously approved applications.

         CONTROLLED SUBSTANCES

         We are also subject to federal, state, and local laws of general applicability, such as laws relating to working conditions. We are also licensed by, registered with, and subject to periodic inspection and regulation by the Drug Enforcement Agency (DEA) and various state agencies, pursuant to federal and state legislation relating to drugs and narcotics. Certain drugs that we currently develop or may develop in the future may be subject to regulations under the Controlled Substances Act and related statutes. As we manufacture such products, we may become subject to the Prescription Drug Marketing Act, which regulates wholesale distributors of prescription drugs.

         GMP

         All facilities and manufacturing techniques used for the manufacture of products for clinical use or for sale must be operated in conformity with FDA's current Good Manufacturing Practices ("cGMP") regulations issued by the FDA. The Company engages in manufacturing on a commercial basis for distribution of products, and operates its facilities in accordance with cGMP regulations. If we hire another company to perform contract manufacturing for us, we must ensure that our contractor's facilities conform to cGMP regulations.

COMPLIANCE WITH ENVIRONMENTAL LAWS

         We are subject to comprehensive federal, state and local environmental laws and regulations that govern, among other things, air polluting emissions, waste water discharges, solid and hazardous waste disposal, and the remediation of contamination associated with current or past generation handling and disposal activities, including the past practices of corporations as to which we are the successor legally or in possession. We do not expect that compliance with such environmental laws will have a material effect on our capital expenditures, earnings or competitive position in the foreseeable future. There can be no assurance, however, that future changes in environmental laws or regulations, administrative actions or enforcement actions, or remediation obligations arising under environmental laws will not have a material adverse effect on our capital expenditures, earnings or competitive position.

COMPETITION

         The pharmaceutical industry is highly competitive. Our competition varies in each of our principal areas of operations; and in each such area of operation, our competition consists of those companies which develop controlled-release drugs and alternative drug delivery systems.

         The principal competitive factors in the generic pharmaceutical market include: (i) introduction of other generic drug manufacturers' products in direct competition with the Company's product, (ii) introduction of authorized generic products in direct competition with the Company's products, particularly during exclusivity periods, (iii) consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups, (iv) ability of generic competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant products, (v) the willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers,
(vi) pricing pressures and product deletions by competitors, (vii) a company's reputation as a manufacturer and distributor of quality products, (viii) a company's level of service (including maintaining sufficient inventory levels for timely deliveries), (ix) product appearance and labeling and (x) a company's breadth of product offerings. The Company believes that these factors will impact its product selection, development decisions and research plans.

         In recent years, an increasing number of pharmaceutical companies have become interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. We expect that competition in the field of drug delivery will significantly increase in the future since smaller specialized research and development companies are beginning to concentrate on this aspect of the business. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies. Many of these companies have greater financial and other resources as well as more experience than we do in commercializing pharmaceutical products. The Company believes that its principal competitors are those that have a history of developing successful controlled-release drugs, including Alpharma, Inc., Andrx Corporation, Mylan Laboratories, Inc., Par Pharmaceuticals, Inc., Teva Pharmaceuticals Industries Ltd., Biovail Corporation, Ethypharm S.A., Eurand, Impax Laboratories, Inc., K-V Pharmaceutical Company and Penwest Pharmaceuticals Company. Each of these companies has developed expertise in certain types of drug delivery systems, although such expertise does not necessarily carry over to developing a controlled-release version of all drugs. Such companies may develop new drug formulations and products or may improve existing drug formulations and products more efficiently than we can. In addition, almost all of our competitors have vastly greater resources than we do. While our product development capabilities and, if obtained, patent protection may help us to maintain our market position in the field of advanced drug delivery, there can be no assurance that others will not be able to develop such capabilities or alternative technologies outside the scope of our patents, if any, or that even if patent protection is obtained, such patents will not be successfully challenged in the future.

SOURCES AND AVAILABILITY OF RAW MATERIALS; MANUFACTURING

         The active pharmaceutical ingredients and other materials and supplies to be used in our pharmaceutical manufacturing operations are generally available and purchased from many different foreign and domestic suppliers. However, in some cases, the raw materials used to manufacture pharmaceutical products may be only available from a single FDA-approved supplier. Any change in a supplier not previously approved must then be submitted through a formal approval process with the FDA. A delay of six months or more in the manufacture and marketing of the drug involved while a new supplier becomes qualified by the FDA and its manufacturing process is determined to meet FDA standards could, depending on the particular product, have a material adverse effect on the Company's results of operations and financial condition. The Company will attempt to mitigate the potential effects of any such situation by providing for, where economically and otherwise feasible, two or more suppliers of raw materials for the drugs it manufactures. In addition, the Company may attempt to enter into a contract with a raw material supplier in an effort to ensure adequate supply for its products.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

         The Company presently has no drug products approved for manufacture or sale by the FDA and accordingly has no product sales. Based on its plans for development, and the process involved in FDA approval of drug applications, the Company does not foresee the initiation of its sale of pharmaceutical products until the fourth quarter of 2007.

EMPLOYEES

         As of the date hereof, Bionutrics has four full-time employees and has plans to hire additional employees in order to pursue its product development, marketing and commercialization plans. We intend to hire additional personnel with experience in clinical testing, government regulation, marketing and business development when the business warrants the expense. Currently, we fulfill several of our management functions through the use of independent contractors. These functions include legal, accounting and investor relations. The current full-time employees of the Company are its President and Chief Executive Officer, Chief Scientific Officer, V.P. of Purchasing and Controller.

         We believe our relationship with each employee is good. However, the Company's ability to achieve its financial and operational objectives depends in large part upon its ability to attract, integrate, retain and motivate highly qualified personnel, when need for such personnel arises, and upon the continued service of our senior management and key personnel.

ITEM 1A. RISK FACTORS


         BIONUTRICS HAS A LIMITED OPERATING HISTORY UPON WHICH AN INVESTOR CAN EVALUATE ITS POTENTIAL FOR FUTURE SUCCESS.

         The Company commenced sales of its first product late in the second quarter of fiscal 1997. There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's common stock. The Company has generated an accumulated deficit of approximately $44,832,000 through its fiscal year ended October 31, 2005; approximately $41,921,000 through October 31, 2004, $40,797,000 through October 31, 2003, and $40,037,000 through its fiscal year ended October 31, 2002. The Company's operations have been limited to the efforts of negotiating and consummating the recently entered into agreement with Nostrum and maintaining its books and records. The Company's current business plan is to focus on its relationship with Nostrum and Technologies developed by Nostrum. At this time, the Company's nutritional products are not viewed as a significant part of the Company's business. In the future, sales of products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays and risks inherent in the establishment of an early stage business enterprise, including limited capital, delays in product development, cost overruns due to price increases in raw products and unforeseen difficulties in manufacturing, uncertain market acceptance and the absence of an operating history. Therefore, the Company may never achieve or maintain profitable operations, and the Company may encounter unforeseen difficulties that may deplete its capital more rapidly than anticipated.

         THE COMPANY WILL REQUIRE ADDITIONAL CAPITAL, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE, THE COMPANY MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

         To become and remain competitive, the Company will be required to make significant investments in research and development on an ongoing basis. At this time, the Company has committed sources of financing that the Company believes would allow a limited number of its products to be developed and commercialized. For the Company to be able to continue to use its technology, including the Technology, in the development of future drug products as planned it will need additional capital beyond that committed. It is intended that this additional capital will be derived from future product sales, including products manufactured by Kirk, cash derived from product license agreements with other pharmaceutical companies or future capital raised by means of debt or equity financing. There can be no assurance that additional necessary financing will be attainable on terms acceptable to the Company, in the future or at all. If financing is not available on satisfactory terms, the Company may be unable to operate at its present level or develop and expand its business, develop new products or develop new markets at the rate desired, and its operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of operating results. The availability of equity financing is uncertain, and successful equity financing would result in additional dilution to existing stockholders. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and questions concerning the Company's ability to generate net income and positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's audit opinion, as of and for the three years ended October 31, 2005, also indicates that there is substantial doubt about the Company's ability to continue as a going concern.

         THE COMPANY'S FAILURE TO COMPETE EFFECTIVELY MAY LIMIT ITS ABILITY TO ACHIEVE PROFITABILITY.

         Competition in the pharmaceutical area is intense, and the Company's competitors have substantially greater resources than the Company. The Company may be required to obtain development and/or marketing partners to effectively enter the drug market.

         We expect that competition in the field of drug delivery will significantly increase in the future since smaller specialized research and development companies are beginning to concentrate on this aspect of the business. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies. Many of these companies have greater financial and other resources as well as more experience than we do in commercializing pharmaceutical products. The Company believes that its principal competitors are those that have a history of developing successful controlled-release drugs. Each of these companies has developed expertise in certain types of drug delivery systems, although such expertise does not necessarily carry over to developing a controlled-release version of all drugs. Such companies may develop new drug formulations and products or may improve existing drug formulations and products more efficiently than we can. In addition, almost all of our competitors have vastly greater resources than we do. While our product development capabilities and, if obtained, patent protection may help us to maintain our market position in the field of advanced drug delivery, there can be no assurance that others will not be able to develop such capabilities or alternative technologies outside the scope of our patents, if any, or that even if patent protection is obtained, such patents will not be successfully challenged in the future.

         InCon Processing's current competition is primarily from specialized local and regional processing facilities. However, many of their toll processing customers have the capacity to perform toll processing and molecular separation in-house. InCon Processing's current customers may discontinue their relationship with InCon Processing, or they may choose to utilize a different local processor instead of InCon Processing. If either of these events occurs, InCon Processing's revenue would suffer.

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

         The design, development and marketing of pharmaceutical compounds, on which our success depends, is subject to extensive regulation by the federal government, principally the FDA, and to a lesser extent, other federal and state government agencies. The FFDCA, the Controlled Substances Act and other federal statutes and regulations govern the development, testing, manufacture, safety/effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Non-compliance with applicable regulations can result in judicially and/or administratively imposed sanctions, including the initiation of product seizures, injunction actions, fines and criminal prosecutions. Administrative enforcement measures may involve the recall of products, as well as the refusal of an applicable government authority to enter into supply contracts or to approve new drug applications. The FDA also has the authority to withdraw its approval of drugs in accordance with regulatory due process procedures. The cost of complying with government regulations substantially increases the cost of producing the Company's products.

         FDA approval is required before any new drug can be marketed. The FDA requires extensive testing of new pharmaceutical products to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. Testing in humans may not be commenced until after an IND exemption is granted by the FDA. A NDA or supplemental NDA must be submitted to the FDA both for new drugs that have not been previously approved by the FDA and for new combinations of, new indications for, or new delivery methods for previously approved drugs. FDA approval of an ANDA is required before a generic equivalent of an existing or referenced brand drug can be marketed. The ANDA process is abbreviated in that the FDA waives the requirement of conducting complete preclinical and clinical studies and, instead, relies on bioequivalence studies which compare the applicant's drug with an already approved reference drug. These ANDA filings allow a company to avoid the expensive and time-consuming process of clinical efficacy and safety studies that are required for NDAs.

         THE   COMPANY   HAS  NO  HISTORY  OF  RESEARCH   AND   DEVELOPMENT   OR
COMMERCIALIZATION OF DRUG PRODUCTS.

         The Company has not previously formulated, researched, developed, and filed for FDA approval, nor has it commercialized any drug product, generic or 505(b)(2). While the Company believes it can successfully accomplish the development, manufacturing and launch of products based on its licensed Technology by hiring requisite competent and experienced management and operational personnel, employing its intended relationship with Kirk or teaming with other pharmaceutical companies to create strategic partnerships at various stages of the process, there is no assurance that any or all of this can be accomplished to the degree necessary to ensure a successful drug development and commercialization operation.

         THE COMPANY MAY NOT COMPLETE THE ACQUISITION OF KIRK PHARMACEUTICALS, LLC WHICH WOULD ADVERSELY AFFECT THE COMPANY'S DEVELOPMENT AND MANUFACTURING OF PHARMACEUTICAL PRODUCTS.

         On July 22, 2005, the Company announced that it entered into an agreement to acquire Kirk Pharmaceuticals, LLC. The closing of this purchase is dependent upon the Company receiving approval from the Department of Drug Enforcement as the new owner, completion of related financing and completion of due diligence. There is no assurance that these matters will be accomplished and that the acquisition will be successfully completed. If not completed the Company's plans for product R&D and execution of product CMC could be adversely affected. The Company does not presently have an alternative site for its R&D or CMC efforts and its time table for FDA filings of its planned ANDAs could be negatively impacted by the need to locate an appropriate replacement to Kirk.

         THE COMPANY EXPECTS TO INCUR SUBSTANTIAL LOSSES FOR THE FORESEEABLE FUTURE AS A RESULT OF INCREASES IN ITS RESEARCH AND DEVELOPMENT ACTIVITIES, INCLUDING COSTS ASSOCIATED WITH CLINICAL TRIALS AND REGULATORY COMPLIANCE.

         Bionutrics is a development stage company and is anticipating a prolonged period of losses and negative cash flows while it develops and commences commercialization of its planned products. As a result, its chances for achieving profitability on a sustained basis will depend on numerous factors, including the following:

         o successful development and testing of product candidates;

         o the receipt of required regulatory approvals relating to product candidates;

         o commercialization of our products; and

         o gaining a competitive position in the market.

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

         The Company is dependent on its management, particularly Drs. Ronald Lane, a Founder and the Chief Executive Officer, and Nirmal Mulye, Chief Scientific Officer for all its business and technology development activities. The Company is dependent on its ability to attract, retain and motivate additional qualified personnel. The Company is currently in the process of preparing long-term employment contracts for these two key employees. The loss of the services of Drs. Lane and Mulye or other executive officers and key employees could have a material adverse effect on the business of the Company.

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

         THE  COMPANY  MAY  EXPERIENCE  DIFFICULTY  IN  ENTERING   INTERNATIONAL
MARKETS.

         The creation of strategic partnerships and the marketing and sale of the Company's pharmaceutical technology/products could experience difficulty entering international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things: (i) changes in or interpretations of foreign regulations that may limit the Company's ability to sell certain products or repatriate profits to the United States; (ii) exposure to currency fluctuations; (iii) the potential imposition of trade or foreign exchange restrictions or increased tariffs; and
(iv) political instability. If the Company expands into international operations, these and other risks associated with international operations are likely to be encountered. In addition, there can be no assurance that the Company will be able to enter into agreements with international marketing partners and thereby would limit the expansion of its revenue base.

         THE COMPANY RELIES ON PATENTS, LICENSES AND INTELLECTUAL PROPERTY RIGHTS TO PROTECT ITS PROPRIETARY INTERESTS.

         The Company's success depends in part on its continued ability to obtain patents, licenses and other intellectual property rights covering its products. The Company's current patent rights are held by its subsidiary LipoGenics and relate to dietary supplement and potential future new chemical entity drug development. There can be no assurance that the Company's licenses, patents and patent applications are or will be sufficiently comprehensive to protect these products. Although there can be no assurance, the Company may be successful in filing for patent protection for generic or 505(b)(2) products it develops in the future independent or together with the Nostrum technology. The process of seeking further patent protection can be long and expensive, and there can be no assurance that the Company will have sufficient capital reserves to cover the expense of patent prosecution for its application or that all or even any patents will issue from currently pending or any future patent applications or that any of the patents when issued will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. While the Company believes the bases on which patent applications were filed correspond to the patents that have been issued for composition and method of production and use and are reasonable given the issuance of the latter patents, there can be no assurance that the patents for which it has applied will be issued. The Company may be subject to or may be required to initiate interference proceedings in the U.S. Patent and Trademark Office. Such proceedings could demand significant financial and management resources. The Company may receive communications alleging possible infringement of patents or other intellectual property rights of others. The Company believes that in most cases it could obtain necessary licenses or other rights on commercially reasonable terms, but it may be unable to do so. In addition, litigation could ensue or damages for any past infringements could be assessed. Litigation, which could result in substantial cost to and diversion of efforts by the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have a material adverse effect on the Company.

         THE  COMPANY'S  STOCK  IS  THINLY  TRADED  AND  MAY  EXPERIENCE   PRICE
VOLATILITY, WHICH COULD AFFECT A STOCKHOLDER'S ABILITY TO SELL THE COMPANY'S STOCK OR THE PRICE FOR WHICH IT CAN BE SOLD.

         There has been and may continue to be, at least for the immediate future, a limited public market for the common stock of the Company. On July 18, 2001, the Company's common stock was delisted from quotation on the Nasdaq SmallCap Market due to non-compliance with certain continuing listing requirements. From July 19, 2001 to February 28, 2003, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "BNRX.OB." From March 1, 2003 to July 12, 2005, the Company's common stock was quoted on the "Pink Sheets" under the symbol "BNRX.PK". On July 13, 2005 the Company's common stock was approved by the NASD and appeared on the OTCBB with an unpriced quote. Three business days later, on July 18, 2005, HDSN showed a priced quote for BNRX.OB. Thirty days later, on August 15, 2005 all other market makers were eligible to appear on the OTCBB with their quotes, and have been quoted there through the present.

         RIGHTS TO ACQUIRE SHARES OF THE COMPANY'S COMMON STOCK WILL RESULT IN DILUTION TO OTHER HOLDERS OF ITS COMMON STOCK.

         As of the date hereof, options to acquire a total of 113,000 shares were outstanding under the Company's 1996 Stock Option Plan. An additional 441,153 shares of common stock are reserved for issuance pursuant to the exercise of options that may be granted in the future under the Company's 1996 Stock Option Plan. The Company also has outstanding options and warrants not issued under the 1996 Plan to purchase up to 635,160 shares of common stock, as well as a convertible promissory notes of $2,995,000; convertible into shares of common stock at $3.00 per share, unless adjusted by formula per the convertible promissory note agreements. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock with resulting dilution in the interests of holders of common stock. The existence of such stock options and warrants could adversely affect the terms on which the Company can obtain additional financing, and the holders of the options and warrants can be expected to exercise those options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its common stock on terms more favorable to the Company than those provided by the exercise of the options and warrants.

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

ITEM 2.  PROPERTIES.

FACILITIES AND EQUIPMENT

         The total office rental expense for fiscal 2003, 2004 and 2005 for the Company and its subsidiaries was $7,465, $23,696 and $25,967, respectively (these amounts do not include InCon Processing's rental expense for 2003, 2004 and 2005).

         The Company currently leases its principal executive offices consisting of approximately 1,561 square feet, in Phoenix, Arizona under a three year lease agreement that expires on January 1, 2009, with monthly payments of $4,659.

         In November 2005, the Company entered in to a sub-leasing agreement for approximately 1,208 square feet of office space for its research and technology development staff in Edison, New Jersey, with monthly payments of $2,750. The agreement expires on September 9, 2007.

         InCon Processing leases 30,000 square feet in Batavia, Illinois under a 10-year lease agreement, with monthly payments of $15,408. This lease expires on July 31, 2007.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not party to any legal proceedings that management believes would have a material adverse effect on the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         The Company's common stock was quoted on the Nasdaq OTCBB from October 1, 2001- February 28, 2003 and on the "Pink Sheets" from March 1, 2003 to July 12, 2005. On July 13, 2005 the Company's common stock was approved by the NASD and appeared on the OTCBB with an unpriced quote. Three business days later, on July 18, 2005, HDSN showed a priced quote for BNRX.OB. Thirty days later, on August 15, 2005 all other market makers were eligible to appear on the OTCBB with their quotes, and have been quoted there through the present.

                                                       High             Low
                                                       ------           ----
Fiscal Year Ended October 31, 2005(1)

Three months ended January 31, 2005                    4.00             0.20
Three months ended April 30, 2005                      4.50             0.70
Three months ended July 31, 2005                       2.25             0.51
Three months ended October 31, 2005                    4.50             1.35

Fiscal Year Ended October 31, 2004

Three months ended January 31, 2004                    0.25             0.01
Three months ended April 30, 2004                      0.45             0.01
Three months ended July 31, 2004                       0.45             0.04
Three months ended October 31, 2004                    1.00             0.15

Fiscal Year Ended October 31, 2003

Three months ended January 31, 2003                    0.85             0.16
Three months ended April 30, 2003                      0.15             0.01
Three months ended July 31, 2003                       0.25             0.01
Three months ended October 31, 2003                    0.25             0.01

Fiscal Year Ended October 31, 2002(1)

Three months ended January 31, 2002                    3.50             2.30
Three months ended April 30, 2002                      3.30             1.05
Three months ended July 31, 2002                       1.37             0.65
Three months ended October 31, 2002                    0.82             0.36

Fiscal Year Ended October 31, 2001

Three months ended January 31, 2001                    5.94             2.03
Three months ended April 30, 2001                      5.16             1.85
Three months ended July 31, 2001(2)                    3.60             0.30
Three months ended October 31, 2001                    2.97             0.30

     (1) Stock price information for the years ended October 31, 2005 and 2002 have been derived from www.siliconinvestor.com.
                                -----------------------

     (2) Stock delisted from Nasdaq July 18, 2001.

         Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

         As of October 31, 2005, there were 163 holders of record of the Company's common stock. This figure does not represent the actual beneficial owners of our common stock because shares are held in "street name" by securities dealers and others for the benefit of individual owners.

DIVIDEND POLICY

         The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. We currently intend to retain our future earnings, if any, to finance the further development of our business and execution of our long-term goals. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements, and financial condition and such other factors as the Board of Directors may consider.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         On October 31, 1996, the Company's Board of Directors adopted a stock option plan to be known as the 1996 Stock Option Plan (the "Plan"). The purpose of this grant program is to further the interest of the Company and its shareholders by encouraging key persons associated with the Company to acquire shares of the Company's common stock, thereby acquiring a proprietary interest in its business and an increased personal interest in it continued success. As of the date hereof, options to acquire a total of 113,000 shares were outstanding under the Company's 1996 Stock Option Plan. An additional 441,153 shares of common stock are reserved for issuance pursuant to the exercise of options that may be granted in the future under the Company's 1996 Stock Option Plan.

RECENT SALES OF UNREGISTERED SECURITIES

         On October 3, 2005, the Company completed a private placement of convertible notes and warrants (the "Financing"). The gross proceeds of the Financing were $1.845 million. Pursuant to the Financing, the Company issued $1,845,000 of principal amount of 9% convertible notes (the "Convertible Notes"), which are convertible into an aggregate of 615,000 shares of Company common stock at a price of $3.00 per share, and warrants to purchase an aggregate 307,496 shares of Company common stock at $4.00 per share (the "Private Warrants"). These Warrants were valued at $461,245 using the Black Scholes Model, assuming a life of three years, volatility of 550%, and a risk free borrowing rate of 3.125% and will be charged to interest expense over the life of the debt commencing in 2005. The price per share for the conversion of the Convertible Notes and Private Warrants into common stock is subject to potential downward adjustment in accordance with the terms of the agreement. The Financing was conducted in accordance with Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act") and Rule 506 of Regulation D under the Securities Act.

         On September 15, 2005, the Company issued 50,000 shares of common stock to Asia Pacific at an aggregate price of $50,000, in accordance with the terms of the warrant agreement dated February 12, 2004. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         On August 15, 2005, the Company issued 80,000 shares of common stock to James Belcher and his designees as payment for rights to certain proprietary technology. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         On August 15, 2005, the Company issued 85,000 shares of common stock to Divine Capital for consulting services. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         On August 1, 2005, the Company issued 30,000 shares of common stock in a private placement to Pharm Advisors for consulting services. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         In May 2005, the Company issued 159,625 shares of common stock at $1.60 per share in a private placement offering. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         On April 27, 2005, the Company issued 25,000 shares of common stock to an employee of the Company for services. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         On March 16, 2005, the Company issued 6 million shares of common stock to Nostrum as payment for the modification to the licensing agreement for technology to rights to develop an additional ten generic pharmaceutical products under its license agreement with Nostrum. Such shares were issued without registration pursuant to the exemption from registration contained in
Section 4(2) of the Securities Act.

         On February 28, 2005, the Company entered into a private placement purchase agreement whereby 135,000 shares were sold at $1.50 per share, and 65,000 shares were issued to Landmark Financial Corporation, the warrant holder, for no consideration. The issuance was made pursuant to section 4 (2) of the Securities Act.

         In December 2004, the Company issued 49,500 shares of common stock at $1.00 per share to Asia Pacific Investment Holdings Limited ("Asia Pacific"), pursuant to the terms of the convertible note entered into on February 12, 2004. The issuance to Asia Pacific was made pursuant to section 4 (2) of the Securities Act.

         On August 24, 2004, the Company issued and sold 150,000 shares of common stock to Karen Harwell, a former employee of the Company, at a purchase price of $.01 per share. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         On August 18, 2004 and August 23, 2004 the Company issued and sold 250,000 shares of common stock to each of William McCormick and Richard Feldheim, respectively, members of the Company's board of directors, at a purchase price of $.01 per share. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         On August 10, 2004, the Company issued and sold 1,000,000 shares of common stock in a private placement to Asia Pacific Investment Holdings Limited, the current owner of a 50% interest in InCon Processing for an aggregate purchase price of $1,000,000. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         On June 16, 2004, the Company issued 6,000,000 shares of common stock in a private placement to Nostrum as payment for the technology and products to be made available under its agreement with Nostrum. Such shares were issued without registration pursuant to the exemption from registration contained in
Section 4(2) of the Securities Act.

         On June 1, 2004, the Company issued for services 3,750,000 million shares of common stock to the Company's chief executive officer, Ronald Lane. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         On March 22, 2004, the Company issued and sold 200,000 shares of common stock to Asia Pacific Investment Holdings Limited, in exchange for ownership of certain functional nutrition technology. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         On February 12, 2004, the Company issued the following securities to Asia Pacific Investment Holdings Limited: (i) 50,000 shares of common stock at a purchase price of $.01 per share; (ii) a $49,500 convertible promissory note, convertible into shares of common stock at a conversion price of $1.00 per share, interest rate of 4% per annum with a maturity date of December 13, 2004; and (iii) warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, and a term of two years. The exercise period shall commence on the date of the warrant issuance and terminate on the January 31, 2006. Such securities were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the related notes and with the Company's management's discussion and analysis of financial condition and results of operations, provided elsewhere herein and attached to this Report commencing on page F-1.


                                                                       YEAR ENDED
                                                                       OCTOBER 31,
                                            2005           2004            2003           2002           2001
Gross Revenues                                 $8,192         $98,767        $32,005        $45,265         $95,978
Net Revenues                                   $8,192         $98,767        $31,978        $36,516         $37,630
Cost of Sales                                 $45,289         $18,269         $5,829        $14,182         $59,746
Gross Profit (Loss)                          ($37,097)        $80,498        $26,149        $22,334        ($22,116)
Operating Expenses                         $1,874,468        $866,913       $468,418     $1,246,583      $2,464,974
Other Income (Expense)                      ($999,695)      ($337,921)     ($317,253)     ($612,026)      ($402,095)
Net Loss                                  ($2,911,260)    ($1,124,336)     ($759,522)   ($1,836,275)    ($2,889,185)
Basic and Diluted Loss Per Share(1)            ($0.14)         ($0.14)        ($0.17)        ($0.42)         ($0.64)
Weighted Average Shares
   Outstanding(1)                          20,094,784       7,840,496      4,352,600      4,352,600       4,540,108
Balance Sheet Data:
Working Capital (Deficit)                 ($3,713,386)    ($3,079,327)   ($3,661,647)   ($3,407,218)    ($2,114,842)
Total Assets                              $16,911,555      $2,875,306     $2,210,696     $2,714,644      $3,264,070
Total Liabilities                          $5,607,804      $3,779,939     $3,707,993     $3,489,219      $2,281,909
Stockholders equity (deficit)             $11,303,751       ($904,633)   ($1,497,297)     ($774,575)       $982,161

1. Adjusted for a one-for-five reverse stock split affected at the close of business on May 29, 2001. These shares do not include 620,472; 910,370; 713,836; and 795,066 shares of common stock for the years ended October 31, 2005, 2004, 2003, 2002 and 2001, and respectively, that may be issued upon exercise of outstanding stock options, warrants and convertible preferred stock as they are antidilutive.

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

INTRODUCTION

         Bionutrics is a pharmaceutical development company focusing upon the development of difficult to formulate, oral controlled-release drug formulations utilizing proprietary drug formulation and delivery technologies. The Company has licensed proprietary oral control-release technology with the rights to develop exclusively and worldwide, ten generic and ten 505(B)(2) drugs, improved formulations of previously approved drugs. Bionutrics intends to invest the majority of its resources in the development and commercialization of these products during the next few years. These rights for each product to be selected shall be exclusive and worldwide. Prior to 1999, management's efforts had been primarily directed toward conducting research and development, applying for patent approvals, developing manufacturing and distribution arrangements for its dietary supplement product and obtaining initial capital and financing to fund these activities.

         Bionutrics (formerly NutraGenics, Inc. until December 26, 1996) completed a merger with LipoGenics, Inc., a Delaware corporation ("LipoGenics"), on October 31, 1996, and LipoGenics became a wholly owned subsidiary of the Company. The merger with LipoGenics was accounted for in a manner similar to a pooling-of-interest and as such Bionutrics' accounts reflect the historic operations of LipoGenics. Bionutrics issued 418,549 shares in connection with the merger. Pursuant to the merger, Bionutrics obtained ownership of certain proprietary rights related to dietary supplements previously licensed to it by LipoGenics and acquired ethical drug (a regulated pharmaceutical), functional food and other dietary supplement rights owned by LipoGenics.

         On October 31, 1997, Nutrition Technology Corporation ("Nutrition Technology"), a subsidiary of Bionutrics, completed a forward triangular merger of a subsidiary of Nutrition Technology with InCon Technologies Inc., a specialty chemical processing company in Illinois ("InCon"). InCon became a wholly owned subsidiary of Nutrition Technology. The merger with InCon was accounted for as a purchase and Bionutrics issued 280,000 shares in connection with the merger. In connection with the merger, the edible oil plant sales and consulting business formerly conducted by an InCon affiliate was transferred to InCon International Ltd., a wholly-owned subsidiary of Bionutrics, and specialty vitamin E technology relating to soluble and powder vitamin E owned by another affiliate was transferred to InCon.

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

         To this end, in 1998, the Company entered into a strategic manufacturing partnership with Associated British Foods, North America/ACH Food Companies, Inc. ("ABF"), which made a substantial investment in Bionutrics' stock. The Company's objective was to employ its technology as a platform for 1) ABF to manufacture value-added micronutrients and nutritional commodities derived through secondary processing of food processing by-products, and 2) to market proprietary functional nutrition ingredients based on these micronutrients through strategic partnerships. Bionutrics' goal was to leverage its core competency to obtain revenue from both the manufacturing and marketing of these value-added micronutrients and nutritional commodity product streams.

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

         Since the Company's inception through the current fiscal year, it has received an opinion noting the substantial doubt about the Company's ability to continue as a going concern from its independent auditors due to the significant recurring operating losses. However, the Company is working towards resolving the conditions giving rise to this opinion through the efforts outlined above.

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

         In 2003, the Company conducted several negotiations with marketing oriented companies for the purpose of exploiting its technology, but these efforts did not result in any agreements, revenue or related capital infusion. While the Company continues to sell EvolvE(R) as a result of calls from long-time customers or through orders received over the Internet, with the Company's limited resources there has been no concerted effort to market the product, and the revenue generated from sales of EvolvE(R) are immaterial. The Company continued to operate by deferring numerous expenses, including salary payments to its President and Controller.

         In 2004, the Company began the development of four new proprietary, functional nutrition products that address maintenance of normal blood lipid ratios. The Company intends to conduct clinical trials to support marketing claims for these new products and to file patent applications in respect thereof when and as appropriate.

         In 2004, the Company began to pursue a relationship with Nostrum Pharmaceuticals, Inc., wherein the Company acquired oral controlled-release technology rights to be used in the development and commercialization of certain to-be-named 505(b)(2) drug candidates in exchange for 6,000,000 shares of Bionutrics common stock. An agreement was executed between the parties on June 16, 2004, memorializing the transaction. As part of that agreement, Bionutrics was required to raise $1,000,000 for working capital by means of the sale of common stock within 120 days of the closing of the agreement. Bionutrics succeeded in raising the requisite funds by selling 1,000,000 shares of its common stock for $1,000,000 to Asia Pacific. The cash was utilized for the purpose of covering expenses (including administrative expenses) related to conducting the Company's audits for fiscal years 2002, 2003 and 2004 and filing its tax returns and SEC reports for those years.

         Subsequent and unrelated to the Nostrum transaction, InCon made an asset distribution to its respective owners of certain dietary supplement technology that Bionutrics had previously contributed. Bionutrics then re-acquired the other half of the distributed technology from Asia Pacific in exchange for 200,000 shares of its common stock. As part of the Nostrum agreement, Bionutrics is required to have 1) a loan on its books in the amount of approximately $1,500,000 and collateralized by 100 percent of the assets of the Company, converted to common stock at the price of $1.00 per share and 2) secure a "lock-up" of a total of 13,500,000 shares of its common stock (including Nostrum's stock) for a period of 18 months. The date for accomplishing the conversion and stock lock-up has been extended from October 15, 2004 to February 15, 2005, to March 16, 2005, June 30, 2005, August 25,
2005, and September 30, 2005 by successive agreements with Nostrum.

         On March 16, 2005, the Company issued six million shares of common stock in a private placement to Nostrum as payment for the modification to the licensing agreement for technology to rights to develop an additional ten pharmaceutical products as generic drugs under its agreement with Nostrum. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. The provision contained in the previous licensing agreement wherein Bionutrics was required to have 1) a loan on its books in the amount of approximately $1,500,000 and collateralized by 100 percent of the assets of the Company, converted to common stock at the price of $1.00 per share and 2) secure a "lock-up" of a total of 19,000,000 shares of its common stock (including Nostrum's stock) for a period of 18 months was modified to included the additional shares issued to Nostrum.

         On October 3, 2005, the Company completed the Financing. The gross proceeds of the Financing were $1.845 million. Pursuant to the Financing, the Company issued $1,845,000 of principal amount of 9% Convertible Notes, which are convertible into an aggregate of 615,000 shares of Company common stock at a price of $3.00 per share, and Private Warrants to purchase an aggregate 307,496 shares of Company common stock at $4.00 per share. The price per share for the conversion of the Convertible Notes and Private Warrants into common stock is subject to a potential downward adjust in accordance with the terms of the agreement. The portions of the proceeds from the Financing were used to meet certain obligations under the Company's agreement with Nostrum for reimbursement of cost pertaining to development of its oral controlled-release drugs. The Financing was conducted in accordance with Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act.

         As part of this Financing and payment to Nostrum of $1,508,000 to reimburse product development cost per the licensing agreement with Nostrum, the provision requiring Bionutrics to have 1) a loan on its books in the amount of approximately $1,500,000 and collateralized by 100 percent of the assets of the Company, converted to common stock at the price of $1.00 per share and 2) secure a "lock-up" of a total of 19,000,000 shares of its common stock (including Nostrum's stock) for a period of 18 months was waived.

         On October 31, 2005, the Company together with Asia Pacific agreed to sell their respective interests in InCon to John Palmer and N.P. Shaikh, current managers of that operation. The InCon operation was deemed by the Company to no longer be an important element in its current business strategy. The sale provides for the distribution to the sellers of future earning before interest, depreciation and amortization (EBITDA) in the total amount of $600,000, the assignment of certain tocotrienol processing technology and the conveyance of the respective interest of Messrs. Palmer and Shaikh Bali Holding, LLC, a holding company that has Bionutrics restricted common stock (this stock being payment by Bionutrics for the acquisition of InCon in 1997), of which 118,000 shares would accrue to the sellers. The sale proceeds noted above will be split between Bionutrics and Asia Pacific when distribution is made. The sale by Bionutrics was dependent upon approval by the holders of a consolidated, multiple advance, non-revolving note agreement with the Company, which have a security interest in InCon. The Company has agreed to hold any distributed sale proceeds in escrow pending satisfaction of such note. The sale approval is in the process of being addressed by the Company, and while management believes that it will be successfully obtained, no assurance can be given that it will be completed nor that the sale will be consummated.

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

         INCOME TAXES

         The Company has a history of losses. These losses generated sizeable federal net operating loss ("NOL") carryforwards as of October 31, 2005 of approximately $39 million.

         Generally accepted accounting principles require that the Company record a valuation allowance against the deferred income tax asset associated with these NOL carryforwards and other deferred tax assets if it is "more likely than not" that the Company will not be able to utilize them to offset future income taxes. Due to the Company's history of unprofitable operations, the Company only recognizes net deferred tax assets in those subsidiaries in which it believes that it is "more likely than not" that it will be able to utilize them to offset future income taxes in the future. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes on current income. At October 31, 2005, net deferred tax assets were approximately $16 million.

         It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it may realize a portion of the NOL carryforwards and other deferred tax assets. However, the realization of such NOL carryforwards may be significantly limited if it is deemed that a change in ownership has occurred. For tax purposes, a change in ownership has occurred if an entity or group of entities that previously did not own 50% or more of a Company acquires enough new equity to raise its interest to more than 50% over a three year period. Subsequent revisions to the estimated net realizable value of the deferred tax assets could cause the Company's provision for income taxes to vary significantly from period-to-period.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR YEAR ENDED OCTOBER 31, 2005 COMPARED TO YEAR ENDED OCTOBER 31, 2004.

REVENUES, EXPENSES AND NET LOSS

         During 2005, the Company focused on negotiating and consummating its agreement with Nostrum and furthering the research and development of the licensed technology of such agreement. Total revenues generated during the year ended October 31, 2005 amounted to $8,000, compared to $99,000 for the year ended October 31, 2004. Bionutrics Health Products generated $8,000 in revenues for the year ended October 31, 2005, compared to $99,000 for the year ended October 31, 2004. LipoGenics generated $0 in revenues for the year ended October 31, 2005, compared to $0 for the year ended October 31, 2004. The Bionutrics Health Products revenues reflect the sales of its first product, EvolvE(R) which is sold directly to consumers via the Internet. The Company no longer views this product as a material part of its future plans, and therefore the decline in revenue is due to the elimination of advertising and promotional programs. Total expenses for the year ended October 31, 2005 aggregated $2,874,000, which amounted to a net loss of $2,911,000. This compares to net loss of $1,124,000 for the year ended October 31, 2004. This increase in net loss is due primarily to an increase in the Company's research and development activities of approximately $1,522,000, legal and accounting fees associated with the
Company's efforts to maintain compliance with the periodic reporting requirements of the Exchange Act, as well as interest expense of $732,000 for the recognition of an accelerated interest rate of 25% on borrowings under a consolidated, multiple advance, non-revolving note agreement. There was also a one time expense for of $43,750 for stock based compensation to an employee of the Company. The net loss per share was $.14 for the year ended October 31, 2005, as compared to a net loss of $.14 per share for the year ended October 31, 2004.

RESULTS OF OPERATIONS FOR YEAR ENDED OCTOBER 31, 2004 COMPARED TO YEAR ENDED OCTOBER 31, 2003.

REVENUES, EXPENSES AND NET LOSS

         During 2004, the Company maintained a very limited operation. Total revenues generated during the year ended October 31, 2004 amounted to $99,000, compared to $32,000 for the year ended October 31, 2003. BHP generated $99,000 in revenues for the year ended October 31, 2004, compared to $32,000 for the year ended October 31, 2003. LipoGenics generated $0 in revenues for the year ended October 31, 2004, compared to $0 for the year ended October 31, 2003. The BHP revenues reflect the sales of its first product, EvolvE(R) which is sold directly to consumers via the Internet. The Company no longer views this product as an integral part of its future plans, and therefore the decline in revenue is due to the elimination of advertising and promotional programs. Total expenses for the year ended October 31, 2004 aggregated $1,205,000, which amounted to a net loss of $1,124,000. This compares to net loss of $ 760,000 for the year ended October 31, 2003. This increase in net loss is due primarily to the increase in legal and accounting fees associated with the Company's efforts to achieve compliance with the periodic reporting requirements of the Exchange Act, as well as a one time expense of $150,000 for stock based compensation to an officer of the Company. The net loss per share was $.14 for the year ended October 31, 2004, as compared to a net loss of $.17 per share for the year ended October 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED OCTOBER 31, 2005, 2004, AND 2003

         To date, the Company's operations have not generated sufficient cash flow to satisfy the Company's capital needs. The Company has financed its operations primarily through the private sale of its equity (through the placement of its common stock and warrants) and debt securities. The Company had a working capital deficit of approximately $3,913,000 at October 31, 2005, as compared with $3,079,000 and $3,407,000 at October 31, 2004, and 2003,
respectively. Cash and cash equivalents was $129,000, $629,000, and $3,000, at October 31, 2005, 2004 and 2003, respectively, a decrease of $500,000 from 2004 to 2005.

         Net cash used in operating activities during the years ended October 31, 2005, 2004 and 2003, was $2,258,000, $640,000, and $324,000, respectively.
The increase in net cash used in operating activities during the year ended October 31, 2005 resulted primarily from the Company's net loss of $2.9 million in 2005, offset by non-cash expenses including equity in net loss of joint venture of $220,000, stock based compensation of $44,000, a write down of inventory of $44,000, as well as an interest accrual for accelerated interest on the Multiple Advance Non-Revolving Note of $732,000, which was not paid in cash. The increase in net cash used in operating activities during the year ended October 31, 2004 resulted primarily from the Company's net loss of $1.1 million in 2004 offset by non-cash expenses including equity in net loss of joint venture of $332,000 and stock based compensation of $157,000. The increase in net cash used in operating activities during the year ended October 31, 2003 resulted primarily from the Company's net loss of $760,000 in 2003 and a non-cash gain on sale of assets of $228,000, offset by a non-cash expense of equity in net loss of joint venture of $516,000.

         Net cash used in investing activities during the years ended October 31, 2005, and 2004, was $350,000 and $13,000, for the purchase of equipment, fees associated with acquisition activities, and net cash provided by investing activities was $150,000 during the year ended October 31, 2003. The cash provided in 2003 reflects the proceeds from the sale of assets less patent acquisition costs.

         Net cash provided by financing activities during the years ended October 31, 2005, 2004, and 2003, was $2,108.000, $1,280,000, and $150,000,
respectively. The cash provided in 2005, 2004 and 2003 reflects $508,000, $1,201,000, and $0 from the proceeds from the placement of common stock and warrants, and $1,600,000, $80,000, and $150,000 from the proceeds from the issuance of notes payable, respectively.

         The Company will require additional equity and/or debt financing for fiscal 2006 to fund its operations and to satisfy its debt service obligations. The Company has been exploring and negotiating the securing of additional equity as well as debt financing. On September 27, 2005, the Company entered into a Placement Agency Agreement with Indigo Securities LLC, a Delaware limited liability company ("Indigo") whereby, Indigo agreed to act as the Company's agent in connection with (i) the sale by the Company of from $5,000,000 to $10,000,000 million, face amount of the Company's 10% Senior Notes, to be offered together with warrants, (ii) the sale (the "Bridge Financing") by the Company of up to $2,500,000, face amount of the Company's 9% Convertible Bridge Notes (the "Bridge Notes"), to be offered together with warrants (the "Bridge Warrants") and (iii) the sale by the Company of up to $5 million of Series A Convertible Preferred Stock ("Series A Preferred Stock") of the Company together with warrants, all of which will be offered on terms and conditions agreed upon by the Parties. As of the date of the filing of this Report, the Company has issued $2,995,000 under the 9% Convertible Bridge Notes. No Series A Convertible Preferred Stock has been issued. There can be no assurance given that the Company will be successful in the issuance of Series A Preferred Stock nor additional capital from other sources or means. Bionutrics auditors have expressed in their audit report a qualification as to its ability to continue as a going concern. See Note 2 of the Notes to the Consolidated Financial Statements regarding the Company's plans to address this concern.

         The Company did not enter into any material capital expenditure agreements, nor did it engage in any off balance sheet financing.

The following table depicts our obligations and commitments as of October 31, 2005 to make future payments under existing contracts or contingent commitments.


                                                                  PAYMENTS DUE BY PERIOD
                                                          LESS THAN 1                                 AFTER 5
CONTRACTUAL OBLIGATIONS                    TOTAL             YEAR         1-3 YEARS     4-5 YEARS      YEARS
Short - Term Debt Obligations
includes interest through 01/31/06          $2,333,722    $2,333,722         $0            $0            $0
Long - Term Obligations includes
interest through maturity                    2,177,000        0            2,177,000        0             0
Total                                       $4,510,722    $2,333,722      $2,177,000       $0            $0

PROSPECTIVE INFORMATION

         The Company expects to incur losses from operations for the foreseeable future as it aggressively pursues the commercialization of certain products employing the licensed technology from Nostrum and the development of products with Kirk. We expect to incur increasing research and development expenses, including expenses related to additions to personnel, product formulation and development, and clinical trials. We expect that our selling, general and administrative expenses will increase in the future as we expand our business development, legal and accounting staff, and add sales and marketing to our infrastructure. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of our licensed technology from Nostrum, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, and the availability of debt and equity financing. It is management's belief that successful execution of our existing Placement Agency Agreement with Indigo will be sufficient to fund our operating expenses, debt repayments and capital equipment requirements until at least through the second quarter of 2006 and expect to seek additional funds in 2006. We also intend on further exploring strategic alliances and licensing agreements with other pharmaceutical companies to generate revenues, but can give no assurance that any of the noted efforts will be successful or meet expectations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the Consolidated Financial Statements for the fiscal year ended 2005, the Notes thereto and Independent Auditors' Report thereon commencing at Page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

         The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President, Chief Financial Officer and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's management including the President, Chief Financial Officer and Secretary, concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to the period covered by this Annual Report.

ITEM 9B. OTHER INFORMATION.

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The   following   table  sets  forth  certain   information   regarding
Bionutrics' current and certain former directors and executive officers:

NAME                                           AGE      POSITION

Ronald H. Lane, Ph.D.                          60       Chairman of the Board, Chief Executive  Officer,  President,
                                                        Secretary and Treasurer
Nirmal Mulye, Ph.D.(1)                         39       Chief Scientific Officer, Director
William M. McCormick(2)                        65       Director
Richard M. Feldheim(1)(2)                      64       Director
John R. Palmer                                 62       Chief Executive Officer, InCon Processing, LLC, Chairman
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

         NIRMAL MULYE serves as the Chief Scientific Officer of the Company. Dr Mulye received a B.S. in Pharmacy from Bombay University and Ph.D. in Pharmacy from Temple University, Philadelphia. Dr. Mulye is the founder and President of Nostrum Pharmaceuticals, Inc. of Princeton, New Jersey. Nostrum Pharmaceuticals is a developer of pharmaceutical formulation technologies and related proprietary products. Previously employed by Forest Laboratories and AL Pharma, Dr. Mulye is the inventor of numerous patented technologies owned by Nostrum Pharmaceuticals.

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

         JOHN R. PALMER has served as Chief Executive Officer of InCon Processing, LLC since June 1999. He has served as Chief Executive Officer of InCon Technologies, Inc. since October 1997, its Chairman since March 1998, and served as its President from October 1997 until February 1998. Mr. Palmer was Chief Executive Officer and an owner of InCon Technologies at the time of the acquisition. Prior to organizing InCon Technologies in 1990, he was employed at E.I. DuPont for 22 years in various technical and management jobs. Mr. Palmer graduated from Cornell University in 1966 with a master's degree in chemical engineering and marketing.

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

         The Company has established a standing audit committee of its board of directors. Messrs. Feldheim and McCormick are the members of the audit committee. Mr. Feldheim is an independent director, as defined by the rules governing the American Stock Exchange, and has been designated as a financial expert.

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

SECTION  16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended October 31, 2005 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements during such fiscal year, except with respect to the following individuals who have not made filings on Form 3 or Form 5 for the fiscal year ended October 31, 2005: Ronald H. Lane, Nirmal Mulye, William M. McCormick, Richard M. Feldheim and John Palmer. However, Mr. Lane and Mr. McCormick did file on Form 5 for the fiscal year ending October 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth the total compensation received for services rendered in all capacities to the Company for the fiscal years ended October 31, 2005 by the Company's Chief Executive Officer, and its two most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 (together the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM COMPENSATION
                              ANNUAL COMPENSATION                                        AWARDS
                                                                                                       SECURITIES
NAME AND                                                                OTHER ANNUAL     RESTRICTED    UNDERLYING    ALL OTHER
PRINCIPAL POSITION            YEAR   SALARY-PAID SALARY-DEFERRED       COMPENSATION    STOCK AWARD(S)  OPTIONS(#)  COMPENSATION
                                         ($)          ($)                   ($)             ($)                        ($)

Ronald H. Lane, Ph.D.         2005   $225,910
  Chief Executive Officer     2004   $163,919     $39,028
  and President               2003    $93,668    $109,279
                              2002   $132,696     $70,251
                              2001   $116,221     $86,726                                              91,000
                              2000   $202,947                                                             800        $2,500(1)


John R. Palmer                2005   $200,000
  Chief Executive Officer     2004   $200,000
  and President of InCon      2003   $200,000                                                                       $14,000(1)
  Technologies Inc.           2002   $200,000                                                                       $12,000(1)
                              2001   $200,000                                                                       $10,500(1)
                              2000   $200,000                                                                        $3,942(1)

         (1)  REPRESENTS CONTRIBUTIONS TO A 401(K) PLAN.

OPTION GRANTS

         There were no employee options granted in the fiscal year ended October 31, 2005.

OPTION HOLDINGS

         The following table represents certain information respecting the options held by the Named Executive Officers as of October 31, 2005, 2004 and 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

                                      SHARES                     NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                     ACQUIRED                   UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                                        ON          VALUE     OPTIONS AT FISCAL YEAR-END
                                                 REALIZED($)              (%)               AT FISCAL YEAR-END ($)(1)
NAME                         YEAR  EXERCISE($)                EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
Ronald H. Lane, Ph.D.        2005      ---           ---           91,000               0            $0             $0
                             2004      ---           ---           91,800               0             0              0
                             2003      ---           ---           61,800          30,000             0              0

(1) There are no in-the-money options calculated based on $2.30, which was the closing sale price of the Common Stock as quoted on the OTCBB on October 31, 2005.

DIRECTOR COMPENSATION

         The Company pays all of its Board members reimbursement for expenses for each Board meeting attended. There were no options granted nor compensation given to any member of the Board of Directors for performing the duties of directors during the fiscal year ended October 31, 2005.

EMPLOYMENT AGREEMENTS

         The Company does not have any Employment Agreement in effect at this time. It is in the process of preparing long-term employment arrangements with its two key employees: Drs. Ronald Lane, a Founder and the Chief Executive Officer, and Nirmal Mulye, Chief Scientific Officer.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following tables set forth certain information as of October 31, 2005, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company, (iii) all officers and directors as a group.

BENEFICIAL OWNER AS OF OCTOBER 31, 2005              AMOUNT
NAME OF BENEFICIAL OWNER                            OWNED(2)      PERCENT
DIRECTORS AND NAMED EXECUTIVE OFFICERS(1):
Ronald H. Lane, Ph.D.(3)                               3,951,835    17.42%
John R. Palmer (4)                                        62,075       *
Richard M. Feldheim (5)                                  406,529     1.79%
William M. McCormick (6)                                 551,834     2.43%
Nirmal Mulye (7)                                      12,002,000    52.91%

Executive officers and directors as a group
(5 persons)                                           16,912,198    74.56%

OTHER 5% STOCKHOLDERS
Nalin Rathod (8)                                       1,854,661     8.18%

(9)

*Denotes less than a 1% interest in the Company

(1) Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power and with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes shares of Common Stock issuable to the identified person pursuant to stock options or warrants that may be exercised within 60 days after October 31, 2005. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by any other stockholders.

(3) Represents shares held of record by R.H. Lane Limited Partnership of which Dr. Lane is a general partner. He shares voting power over these shares with Richard M. Feldheim, a general partner. Dr. Lane disclaims beneficial ownership of 60,000 shares held by such partnership for the benefit of other partners and 180,000 shares held by the partnership for the benefit of his wife. Includes 91,000 shares of Common Stock issuable upon exercise of stock options.

(4) Includes 56,000 shares held of record by Bali Holdings. Mr. Palmer holds a one-fifth ownership interest in the corporation.

(5) Includes 3,966 shares held of record by Abby's, Inc., a corporation controlled by Mr. Feldheim, and 401,563 shares held of record by the R. M. Feldheim Limited Partnership of which Mr. Feldheim is the general partner. Does not include 3,403,638 shares held by R.H. Lane Limited Partnership for the benefit of other partners. He shares voting power over the shares held by Abby's, Inc. and R.H. Lane Limited Partnership. Includes 1,000 shares of Common Stock issuable upon exercise of stock options.

(6) Includes 120,000 shares issuable upon exercise of warrants. Also includes 10,000 shares held by Mr. McCormick's wife and 7,000 shares held by Mr. McCormick's minor children, of which shares he disclaims beneficial ownership. Also includes 21,000 shares of Common Stock issuable upon exercise of stock options.

(7) Includes 12,000,000 shares held of record by Nostrum Pharmaceuticals, Inc, a corporation controlled by Mr. Mulye. Also includes 2,000 shares held by Mr. Mulye's wife, of which he disclaims beneficial ownership.

(8) Includes 1,749,500 shares held of record by Asia Pacific Investment Holdings Ltd, 30,000 shares held of record by Macropower Development Ltd, and 14,286 shares held of record by Technology Resources & Investments Ltd, all corporations controlled by Mr. Rathod. Also includes 20,000 shares held in the street name CEDE & Co, 40,875 shares held in the Indian Bank Depository Trust.

(9) The address for each individual listed on the chart above is 2575 E. Camelback Road, Suite 450, Phoenix, AZ 85016

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On September 27, 2005, the Company entered into an Assumption Agreement with Nostrum Pharmaceuticals, whereby the Company assumed Nostrum's obligation to pay Enem Nostrum Remedies Pvt. Ltd. $1,508,000 for its work in the research and development of pharmaceutical products. In consideration of the Company's assumption of the foregoing obligations, Nostrum agrees that the assumption and payment shall be a credit against the Company's obligation pursuant to Section 3.2(c) of the Technology License Agreement dated as of March 16, 2005, as amended, to reimburse Nostrum for reasonable costs and expenses incurred in providing assistance to the Company.

         On August 15, 2005, the Company issued 80,000 shares of Common Stock in a private placement to James Belcher and his designees, a current shareholder and note holder of the Company, for rights to certain technology. The transaction was valued at $116,000, the fair market value of the Company's stock on the given date.

         On March 16, 2005, the Company entered into a Technology License Agreement and replaced in its entirety the Product Development and License
Agreement with Nostrum Pharmaceuticals, Inc. dated June 16, 2004. The license grant provided exclusive worldwide rights to employ Nostrum's oral controlled-release delivery technology in the future development of ten 505
(b)(2) drugs and ten generic drugs, and the Company issued 6 Million shares of its common stock to Nostrum. In July 2004, Nirmal Mulye, an individual that controls Nostrum and also owns 52.91% of the Company, was appointed to the Company's board of directors. Nostrum will receive a 50% royalty payment derived for net sales less cost of goods and other customary offsets on revenue generated for generic drug sales. There will is no royalty agreement nor payment required to Nostrum for sale of 505(b)(2) drugs or dietary supplements employing the licensed technology.

         On August 10, 2004, the Company issued and sold 1,000,000 shares of Common Stock in a private placement to Asia Pacific Investment Holdings Limited, the current owner of a 50% interest in InCon Processing (as described above, Bionutrics also owns a 50% interest in InCon Processing, LLC), for an aggregate purchase price of $1,000,000.

         On June 16, 2004, the Company entered into a Product Development and License Agreement with Nostrum Pharmaceuticals, Inc extending rights to Bionutrics to develop and own exclusively and worldwide certain to be determined 505(b)(2) drug products.. In July, 2004, Nirmal Mulye, an individual that controls Nostrum, was appointed to the Company's board of directors.

         The Company issued Nostrum six million shares of common stock in a private placement as payment for the exclusive use of technology in the future development of 505(b)(2) drug products made available to it under the agreement with Nostrum. There is no additional compensation due to Nostrum for the technology available to Bionutrics under the agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following is a description of the fees paid by the Company to Miller, Ellin & Co., LLP ("Miller Ellin") during the fiscal year ended October 31, 2005:

         AUDIT FEES

         The Company paid fees of approximately $156,000 and $62,000 to Miller Ellin in connection with its audit and review of the Company's financial statements for the fiscal years ended October 31, 2005 and 2004, respectively.

         TAX FEES

         The Company did not pay any fee to Miller Ellin in connection with its services related to tax compliance, tax advice and tax planning for the Company for the fiscal years ended October 31, 2005 and 2004, respectively.

         ALL OTHER FEES

         The Company did not pay any fee to Miller Ellin to perform non-audit services or any other services during the year ended October 31, 2005 and 2004, respectively.

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

10.36 Amendment No. 3 to Stock Purchase Agreement, dated as of December 28, 2001 (15)

10.37 Amendment No. 4 to Stock Purchase Agreement, dated as of January 29, 2002 (16)

10.38 Second Amended and Restated Consolidated Multiple Advance Non- Revolving Note, dated April 9, 2002 (17)

10.39 Amendment No. 1 to Amended and Restated Loan and Stock Pledge Agreement, dated April 9, 2002 (18)

10.40 Amendment No. 1 to Amended and Restated Security Agreement, dated April 9, 2002 (19)

10.41 Third Amended and Restated Consolidated Multiple Advance Non- Revolving Note, dated July 10, 2002 (20)

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

10.43 Amendment No. 2 to Amendment No. 1 to Amended and Restated Security Agreement, dated July 10, 2002 (22)

10.44 Product Development and License Agreement dated June 16, 2004, by and between the Company and Nostrum Pharmaceuticals, Inc. (23)

10.45 Stock Purchase Agreement dated June 16, 2004, by and between the Company and Nostrum Pharmaceuticals, Inc. (24)

10.46 Stock Purchase Agreement dated August 2, 2004, by and between the Company and Asia Pacific Investment Holdings Limited. (25)

10.47 Fourth Amended and Restated Consolidated Multiple Advance Non- Revolving Note, dated January 31, 2003. (26)

10.48 Stock Purchase Agreement dated September 1, 2004, by and between the Company and Asia Pacific Investment Holdings Limited. (26)

10.49 Technology License Agreement, by and between the Company and Nostrum Pharmaceuticals, Inc., dated March 16, 2005 (27)

10.50 Stock Purchase Agreement, by and between the Company and Nostrum Pharmaceuticals, Inc., dated March 16, 2005 (27)

10.51 Amendment No. 1 to Technology License Agreement, by and between the Company and Nostrum Pharmaceuticals, Inc., dated June 30, 2005

10.52   Purchase Agreement, by and between the Company, John D. Copanos and John
        S. Copanos, dated July 18, 2005 (28)

10.53 Amendment No. 2 to Technology License Agreement, by and between the Company and Nostrum Pharmaceuticals, Inc., dated August 31, 2005

10.54 Letter Agreement, by and between the Company, Nostrum Pharmaceuticals, Inc. and Enem Nostrum Remedies Pvt. Ltd, dated September 27, 2005 (29)

10.55 Placement Agency Agreement, by and between the Company and Indigo Securities LLC, dated October 3, 2005 (30)

10.56   Form of Subscription Agreement associated with the Bridge Financing (30)

10.57   Form of 9% Convertible Bridge Notes (30)

10.58 Form of Registration Rights Agreement associated with the Bridge Financing (30)

10.59   Form of Bridge Warrants associated with the Bridge Financing (30)

10.60 Amendment No. 3 to Technology License Agreement, by and between the Company and Nostrum Pharmaceuticals, Inc., dated October 3, 2005 (30)

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

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------------
(1) Incorporated by reference to Re gistrant's Form 10 filed with the Commission on or about January 21, 1997.

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

(26) Incorporated by reference to Registrant's Form 10-K filed with the Commission on January 11, 2005.

(27) Incorporated by reference to Registrant's Form 8-K filed with the Commission on March 21, 2005.

(28) Incorporated by reference to Registrant's Form 8-K filed with the Commission on July 22, 2005

(29) Incorporated by reference to Registrant's Form 8-K filed with the Commission on October 3, 2005

(30) Incorporated by reference to Registrant's Form 8-K filed with the Commission on October 7, 2005, as amended on October 11, 2005

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

                                     BIONUTRICS, INC.



Dated:   January 30, 2006            By: /s/  Ronald Howard Lane
                                         -----------------------------------
                                              Name: Ronald Howard Lane
                                              Title: President and
                                                     Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                                    Title                       Date

/S/ RONALD HOWARD LANE              Chief Executive Officer,    January 30, 2006
-----------------------             President, Principal
Ronald Howard Lane                  Executive Officer,
                                    Principal Financial
                                    and Accounting Officer,
                                    Chairman of the Board




/S/ RICHARD M. FELDHEIM                                         January 30, 2006
-----------------------
Richard M. Feldheim                 Director


/S/ WILLIAM M. MCCORMICK                                        January 30, 2006
------------------------
William M. McCormick                Director


/S/ NIRMAL MULYE                                                January 30, 2006
-----------------------
Nirmal Mulye                        Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Bionutrics, Inc.

We have audited the accompanying consolidated balance sheets of Bionutrics, Inc. and Subsidiaries as of October 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity (deficit)and cash flows for the years ended October 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bionutrics, Inc. and Subsidiaries as of October 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005, 2004, and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has experienced significant losses and negative cash flows which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 2.


                                                     Miller Ellin & Company, LLP
                                                    Certified Public Accountants

New York, New York
January 25, 2006

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                  OCTOBER 31,
                                                                        ------------------------------
                                                                            2005              2004
                                                                        ------------      ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $    128,819      $    629,257
  Inventory                                                                    4,010            49,321
  Prepaid expenses and other current assets                                  137,609            22,034
                                                                        ------------      ------------
                  Total Current Assets                                       270,438           700,612
                                                                        ------------      ------------

PROPERTY - Net of accumulated depreciation of $70,689
  and $68,971, respectively                                                    4,513             2,916
                                                                        ------------      ------------

OTHER ASSETS:
  Deposits on equipment                                                      234,494                --
  Deposit on purchase agreement                                              200,000                --
  Deferred financing fees                                                    375,042                --
  Patents  - net of accumulated amortization of
   $312,816 and $282,520, respectively                                    14,600,149           724,445
  Investment in joint venture                                              1,226,919         1,447,333
                                                                        ------------      ------------
                  Total Other Assets                                      16,636,604         2,171,778
                                                                        ------------      ------------

TOTAL                                                                   $ 16,911,555      $  2,875,306
                                                                        ============      ============



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                      $  1,007,570      $  1,575,934
  Notes payable - shareholders and others                                  1,452,100         1,484,000
  Accrued interest on notes payable to shareholders and others               731,792                --
  Other accrued liabilities                                                  992,362           720,005
                                                                        ------------      ------------
                  Total current liabilities                                4,183,824         3,779,939
                                                                        ------------      ------------

LONG-TERM LIABILITIES:
   Convertible bridge notes                                                1,423,980                --
                                                                        ------------      ------------

                  Total Liabilities                                        5,607,804         3,779,939
                                                                        ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock - $.001 par value - authorized, 5,000,000 shares;
     591,850 and 591,850 issued and outstanding, respectively
     (liquidation preference of $798,998)                                    798,998           798,998
  Common stock - $.001 par value - authorized, 45,000,000 shares;
     22,681,725 and 16,002,600 issued and outstanding, respectively           22,681            16,002
  Additional paid-in capital                                              54,802,634        39,800,127
  Warrants                                                                   511,650           401,191
  Accumulated deficit                                                    (44,832,212)      (41,920,951)
                                                                        ------------      ------------
                  Total stockholders' equity (deficit)                    11,303,751          (904,633)
                                                                        ------------      ------------

TOTAL                                                                   $ 16,911,555      $  2,875,306
                                                                        ============      ============

See notes to the consolidated financial statements.

BIONUTRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEARS ENDED OCTOBER 31,
                                                               ------------------------------------------------
                                                                     2005            2004              2003
                                                               -------------     -------------     ------------

REVENUES, net                                                  $      8,192      $     98,767      $     31,978
COST OF REVENUES                                                     45,289            18,269             5,829
                                                               -------------     -------------     ------------
                       GROSS PROFIT (LOSS)                          (37,097)           80,498            26,149
OPERATING EXPENSES
  Research and development                                        1,521,508               250             6,250
  Selling, general, and administrative                              352,960           866,663           462,168
                                                               -------------     -------------     ------------
                       Total expenses                             1,874,468           866,913           468,418
                                                               -------------     -------------     ------------
                       OPERATING LOSS                            (1,911,565)         (786,415)         (442,269)
                                                               -------------     -------------     ------------
OTHER INCOME (EXPENSES):
     Equity in the loss of joint venture                           (220,414)         (332,250)         (516,227)
     Gain (loss) on disposition of assets and other income           13,695            (3,849)          215,634
     Interest expense, net                                         (792,976)           (1,822)          (16,660)
                                                               -------------     -------------     ------------
                       Total other (expenses) income               (999,695)         (337,921)         (317,253)
                                                               -------------     -------------     ------------
NET LOSS BEFORE PROVISION FOR
     INCOME TAX                                                  (2,911,260)       (1,124,336)         (759,522)
PROVISION FOR INCOME TAXES                                               --                --                --
                                                               -------------     -------------     ------------
                       NET LOSS                                $ (2,911,260)     $ (1,124,336)     $   (759,522)
                                                               =============     =============     ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE                    $      (0.14)     $      (0.14)     $      (0.17)
                                                               =============     =============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                                      20,094,784         7,840,496         4,352,600
                                                               =============     =============     ============

See notes to the consolidated financial statements

BIONUTRICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                        Common Stock                     Preferred Stock                       Warrants
                                 ---------------------------         -------------------------         --------------------------
                                    Shares         Amount              Shares       Amount              Number          Amount
                                 ----------     ------------         ---------    ------------         ---------     ------------
Balances, November 1, 2002        4,352,600     $   4,352.00          591,850     $    798,998          360,000      $    605,258
Warrants issued                          --               --               --               --          375,000            36,799
Warrants expired                         --               --               --               --          (76,000)         (194,034)
Net loss                                 --               --               --               --               --                --
                                 ----------     ------------         ---------    ------------         ---------     ------------
Balances, October 31, 2003        4,352,600            4,352          591,850          798,998          659,000           448,023
Issuance of common stock         11,650,000        11,650.00               --               --               --                --
Warrants issued                          --               --               --               --           50,000                --
Warrants expired                         --               --               --               --          (24,000)          (46,832)
Net loss                                 --               --               --               --               --                --
                                 ----------     ------------         ---------    ------------         ---------     ------------
Balances, October 31, 2004       16,002,600           16,002          591,850          798,998          685,000           401,191
Issuance of common stock          6,679,125            6,679               --               --               --                --
Warrants issued                          --               --               --               --          307,496           461,245
Warrants expired                         --               --               --               --         (555,000)         (350,786)
Net Loss                                 --               --               --               --               --                --
                                 ----------     ------------         ---------    ------------         ---------     ------------
Balances, October 31, 2005       22,681,725     $     22,681          591,850     $    798,998          437,496      $    511,650
                                 ==========     ============         =========    ============         =========     ============


                                    Paid in          Accumulated      Stockholders'
                                    Capital            Deficit           Equity
                                 ------------
Balances, November 1, 2002       $ 37,853,911      $(40,037,094)     $    774,575
Warrants issued                            --                --            36,799
Warrants expired                      194,034                --                --
Net loss                                   --          (759,522)         (759,522)
                                 ------------      ------------      ------------
Balances, October 31, 2003         38,047,945       (40,796,616)       (1,497,297)
Issuance of common stock            1,705,350                --         1,717,000
Warrants issued                            --                --                --
Warrants expired                       46,832                --                --
Net loss                                   --        (1,124,336)       (1,124,336)
                                 ------------      ------------      ------------
Balances, October 31, 2004         39,800,127       (41,920,952)         (904,633)
Issuance of common stock           14,651,720                --        14,658,399
Warrants issued                            --                --           461,245
Warrants expired                      350,786                --                --
Net Loss                                             (2,911,260)       (2,911,260)
                                 ------------      ------------      ------------
Balances, October 31, 2005       $ 54,802,633      $(44,832,212)     $ 11,303,751
                                 ============      ============      ============

See notes to the consolidated financial statements.

BIONUTRICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEARS ENDED OCTOBER 31,
                                                                                ------------------------------------------------
                                                                                     2005              2004             2003
                                                                                ------------      ------------      ------------
OPERATING ACTIVITIES:
Net loss                                                                        $ (2,911,260)     $ (1,124,336)     $   (759,522)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                       32,015            30,880            29,585
  Equity in the loss of joint venture                                                220,414           332,275           516,227
  Stock based compensation                                                            43,750           156,500            36,800
  Amortization of bridge loan discount                                                40,225                --                --
  Gain on sale of assets                                                                  --                --          (227,519)
  Expenses satisfied with issuance of common stock                                   141,250                --                --
  Write down of Inventory                                                             44,000                --                --
  Changes in operating assets and liabilities:
      Accounts receivable                                                                 --                --               540
      Inventory                                                                        1,311           (21,731)            5,828
      Prepaids and other current assets                                             (305,577)           (6,431)            4,926
      Accounts payable                                                              (568,364)          (56,725)           43,711
      Accrued liabilities                                                          1,004,150            49,171            25,063
                                                                                ------------      ------------      ------------
Net cash used in operating activities                                             (2,258,086)         (640,397)         (324,361)
                                                                                ------------      ------------      ------------
INVESTING ACTIVITIES:
  Purchases and deposits on purchases of equipment                                  (237,809)           (3,499)               --
  Deferred fees associated with acquisition activities                              (112,247)               --                --
  Proceeds from sale of assets                                                            --                --           250,000
  Patent acquisition cost                                                                 --           (10,000)         (100,000)
                                                                                ------------      ------------      ------------
Net cash used in investing activities                                               (350,056)          (13,499)          150,000
                                                                                ------------      ------------      ------------
FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                                 507,900         1,200,500                --
  Proceeds from debt, net of financing fees                                        1,599,804            79,500           150,000
                                                                                ------------      ------------      ------------
Net cash provided by financing activities                                          2,107,704         1,280,000           150,000
                                                                                ------------      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                    (500,438)          626,104           (24,361)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       629,257             3,153            27,514
                                                                                ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    128,819      $    629,257      $      3,153
                                                                                ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
  Settlement of debt through issuance of common stock                           $     49,500      $         --      $         --
                                                                                ============      ============      ============
  Rights to technology acquired through issuance of common stock                $ 13,916,000      $    360,000      $         --
                                                                                ============      ============      ============

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION, AND NATURE OF BUSINESS

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bionutrics, Inc. and its wholly owned subsidiaries, (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company consolidates all majority owned entities under its control and uses the equity method to account for companies in which it has significant investment and has the ability to exercise significant influence over operating or financial policies.

ORGANIZATION AND NATURE OF BUSINESS

Bionutrics is a specialty pharmaceutical company engaged in the development, manufacturing and commercialization of oral controlled-release generic drugs and improved formulations of previously approved drugs (505(B)(2)). Bionutrics, Inc. ("Bionutrics") was incorporated in Nevada in 1990. The Company has three primary subsidiaries, LipoGenics, Inc. ("LipoGenics"), Bionutrics Health Products, Inc. ("BHP" or "Health Products"), and InCon Technologies Inc. ("InCon"). LipoGenics has served as the product research arm of the Company with a focus on the discovery and development of active compounds for both drugs and functional nutrition. Health Products is the market research and product positioning company charged to deliver new functional nutrition products to marketing partners. InCon was merged into a limited liability company, InCon Processing, LLC ("InCon Processing") in which the Company has a 50% ownership.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At October 31, 2005, and 2004 cash consisted of cash on deposit with banks and the Company had no cash equivalents.

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

PATENTS

The provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, are applied to patents and trademarks. Costs incurred for the application of patents are capitalized and amortized on the straight-line method for 17 years, which is their estimated useful life. These costs are charged to expense if the patent is unsuccessful. The Company continually reviews patents for impairment. If conditions indicate that the carrying value is not recoverable an impairment charge is recognized to reduce the carrying amount to the estimated fair value of the asset. Patents currently capitalized relate to both the processes and products associated with the Company's business.

INVESTMENTS

The Company has a 50% interest in InCon Processing, L.L.C. ("InCon Processing"). InCon Processing is engaged in toll processing, molecular separation, and the design and sale of molecular separation facilities. The Company accounts for its investment in InCon Processing using the equity method.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, the Company continually evaluates the fair value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No material impairments were determined to have occurred during the years ended October 31, 2005, 2004, or 2003.

REVENUE RECOGNITION

The Company generally recognizes product revenue at the time of shipment to the customer. Revenues from the sale of consigned inventory are recognized upon the sale of the inventory by third parties. Revenues from services are recorded at the time the service is rendered and/or reimbursable expenses are incurred.

Bionutrics' remodeled its strategy to focus on the development of the technology that it has licensed, and the Company intends to perform the Chemical Manufacturing and Controls ("CMC") development at Kirk Pharmaceuticals, its designated manufacturer. Revenues for the years ended October 31, 2005, 2004 and 2003 were derived primarily from services and product sales. Revenues from product sales during the years ended October 31, 2005, 2004 and 2003 were entirely from the sales of evolve(R), the Company's dietary supplement product.

The Company had no customers that accounted for over 10 percent of revenues in any of the years ended October 31, 2005, 2004, and 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

In 2005, the FASB issued the following new statements and interpretations:

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67. Statement 152 is effective during fiscal years beginning after June 15, 2005, with early application permitted. The Company does not expect this statement to have a material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of ABP Opinion No. 29, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND NATURE OF BUSINESS (cont'd)

nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will adopt SFAS No. 153 effective October 1, 2005 and does not expect this statement to have a material impact on its results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non financial asset be accounted for prospectively as a change in estimate and correction of errors in previously issued financial statements should be termed a "restatement". SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its results of operations or financial position.

NOTE 2 - BASIS OF PRESENTATION

GOING CONCERN AND OPERATING PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. However, the Company has experienced significant operating losses and negative cash flows from operations in each of the three years ended October 31, 2005, 2004, and 2003. The Company has sustained cumulative losses of approximately $45 million through October 31, 2005 and has a working capital deficit of approximately $3.9 million at that date. Management has adopted a plan of action that it believes will address its current financial requirements and enables it to achieve a more sound financial condition. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities as might be necessary if the Company be unable to continue as a going concern.

Substantial doubts have been raised about the Company's ability to continue as a going concern. As shown in the accompanying financial statements, the Company has recurring losses and negative cash flows from operations. Management is currently attempting to secure additional financing through private placements and negotiate long-term contracts with foreign companies using its patents. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to maintain adequate financing, and ultimately to attain successful operations.

NOTE 3 - INVENTORY

As of October 31, 2005, and 2004 inventory consists of:

                                  2005        2004
                                  ----        ----

         Finished goods         $ 4,010     $49,321
         Raw materials             --        40,000
                                -------     -------
                                $ 4,010     $ 9,321
                                =======     =======

NOTE 4 - PATENTS

Patents consisted of patents for pharmaceutical-nutritional chemical compounds that the Company hopes to develop into effective pharmaceutical products, and a license to market certain pharmaceutical products acquired from Nostrum Pharmaceuticals, Inc. The license, which has a carrying value of $13,800,000, and the right, which has a carrying value of $116,000 were both acquired during the year ended October 31, 2005 in exchange for 6 million shares, and 80,000 shares, respectively, of the Company's common stock. Amortization charged to operations for the years ended October 31, 2005, 2004 amounted to $30,296, $30,297, and $24,414, respectively.

NOTE 5 - INVESTMENT IN JOINT VENTURE

The Company accounts for its 50% interest in InCon Processing, under the equity method of accounting as economic control is shared with the joint venture partner. The following presents summarized financial information for InCon Processing, which has a fiscal year that ends on August 31.

                                INCON PROCESSING
                                 BALANCE SHEETS

                                                               AUGUST 31,
                                                       -------------------------
                                                          2005           2004
ASSETS                                                    ----           ----
  CURRENT ASSETS:
    Cash and cash equivalents                          $   17,668     $  114,356
    Accounts receivable                                   214,214        768,193
    Prepaid expenses and other current assets              42,490         73,034
                                                       ----------     ----------
  Total current assets                                    274,372        955,583
                                                       ----------     ----------
  PROPERTY AND EQUIPMENT                                1,809,954      2,249,302
                                                       ----------     ----------
  GOODWILL                                                721,428        721,428
                                                       ----------     ----------
                                                       $2,805,754     $3,926,313
                                                       ==========     ==========

LIABILITIES AND MEMBERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable                                   $  315,208     $  254,504
    Accrued expenses and other current liabilities         33,308        442,919
    Customer deposits                                       3,400        143,503
    Deferred revenue                                           --        108,720
    Estimated loss on contracts                                --         82,000
                                                       ----------     ----------
  Total current liabilities                               351,916      1,031,646
                                                       ----------     ----------
  COMMITMENTS AND CONTINGENCIES
  MEMBERS' EQUITY                                       2,453,838      2,894,667
                                                       ----------     ----------
                                                       $2,805,754     $3,926,313
                                                       ==========     ==========

                                INCON PROCESSING
                            STATEMENTS OF OPERATIONS

                                               YEAR ENDED AUGUST 31,
                                               ---------------------
                                        2005            2004            2003
                                        ----            ----            ----
REVENUES:
  Service Revenue                   $ 1,856,928     $ 2,242,165     $ 2,621,555
  Equipment sales                     1,586,564       1,817,435         472,517
                                    -----------     -----------     -----------
Total revenues                        3,443,492       4,059,600       3,094,072
                                    -----------     -----------     -----------
COST OF REVENUES:
  Service Revenue                       156,105         105,490         110,640
  Equipment sales                     1,473,353       1,788,432         491,678
                                    -----------     -----------     -----------
Total cost of revenues                1,629,457       1,893,922         602,318
                                    -----------     -----------     -----------
GROSS PROFIT                          1,814,034       2,165,678       2,491,754
                                    -----------     -----------     -----------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES             2,251,646       2,831,007       2,839,431
                                    -----------     -----------     -----------
LOSS FROM OPERATIONS                   (437,612)       (665,329)       (347,677)
                                    -----------     -----------     -----------
OTHER INCOME (EXPENSES):

  Interest income (expense)              (1,960)            779              58
  Loss on abandonment of assets
  and loss on currency                   (1,257)              0        (684,834)
                                    -----------     -----------     -----------
Total other income (expenses)            (3,217)            779        (684,776)
                                    -----------     -----------     -----------
NET LOSS                               (440,829)       (664,550)     (1,032,453)
                                    -----------     -----------     -----------
MEMBERS' EQUITY - BEGINNING           2,894,667       3,559,217       4,591,670
                                    -----------     -----------     -----------
MEMBERS' EQUITY - ENDING            $ 2,453,838     $ 2,894,667     $ 3,559,217
                                    ===========     ===========     ===========



NOTE 6 - NOTES PAYABLE - SHAREHOLDERS AND OTHERS

At October 31, 2005, and 2004, notes payable - shareholders and others consisted the following:

                                            2005           2004
                                            ----           ----
Notes payable under consolidated,
  multiple advance non-revolving
  agreement - shareholders, matured
  on June 30, 2003 - currently being
  negotiated to include conversion
  feature                                $  583,000     $  583,000
Notes payable under consolidated,
  multiple advance non-revolving
  agreement - others,  matured on
  June 30, 2003 - currently being
  negotiated to include conversion
  feature                                   671,500        671,500
Note payable - third party, bearing
  interest at 12% per year, monthly
  interest only payments, matured on
  December 24, 2003                         150,000        150,000
Other third party note                           --         49,500
Note payable - third party, bearing
  interest at 5% per year                    30,000         30,000
Note payable - third party, bearing
  interest at 9% per year                    17,600             --
Convertible bridge notes, bearing
  discount of $421,020                    1,423,980             --
                                         ----------     ----------
    Total                                $2,876,080     $1,484,000
                                         ==========     ==========

The Company has borrowings under a consolidated, multiple advance, non-revolving note agreement with some of its shareholders and certain other parties. The fourth amended version of this agreement, dated January 31, 2003, with a maturity date of June 30, 2003 replaces earlier versions of the note agreement dated in July 2002, April 2002, October 2001, and June 2001. The original notes and each of the amendments thereto have an interest cost that is based on a defined original issue discount, and which results in a fixed interest cost of $260,000 applicable to the period from the date of origination to the date of maturity. The fourth amended version of this agreement specifies an accelerated interest rate of 25%, which applies to the periods subsequent to maturity until the date of full loan satisfaction. The accelerated interest results in additional interest cost of $732,000 through October 31, 2005. The combined interest cost totals $992,000 and results in an effective annual interest rate of approximately 18% per year since June 2001. The Company is currently in negotiations with the lenders to redraft the note instrument with the intent of allowing for a conversion feature, wherein the lenders would have the option to convert their interest into shares of the Company's common stock in lieu of cash payment. The outcome of those negotiations can not be predicted.

In October 2005, the Company began issuing convertible bridge notes ("Bridge Notes"). The Bridge Notes bear interest at 9% per annum and are convertible at $3.00 per share at the option of the holder. The Bridge Notes mature 18 months from the date of issuance.

In connection with the issuance of the Bridge Notes, the Company also issued detachable stock purchase warrants to purchase 307,496 shares of common stock. Under the warrant agreement, a warrant holder is entitled to purchase shares of the Company's common stock at $4.00 per share. The warrants expire in three years from the date of issuance. Based on the relative fair values, the Company has attributed $461,245 of the total proceeds to the warrants and has recorded the warrants as additional paid in capital and as a discount to the Bridge Notes. The resulting discount on the Bridge Notes is being amortized over the term of the Bridge Notes as interest Expense.

NOTE 7 - STOCKHOLDERS' DEFICIT

COMMON STOCK

The Company has authorized 45,000,000 shares of common stock, with a par value of $0.001, which may be issued. During the year ending October 31, 2005, the Company issued 6,679,125 shares as follows:

      SHARES ISSUED      CONSIDERATION
      -------------      -------------
            49,500       Settlement of debt.
           250,000       Warrants exercised for gross proceeds of $252,500.
         6,080,000       Pharmaceutical license and technology rights with an
                         aggregate value of $13,916,000.
            25,000       Employee compensation of $43,750.
           159,625       Private sales of stock of $305,400.
           115,000       Shares issued for consulting services of $141,250
         ---------
         6,679,125
         =========

PREFERRED STOCK

The Company has authorized 5,000,000 shares of Series A Convertible Preferred Stock, with a par value of $0.001, which may be issued. The 591,850 outstanding shares were issued prior to November 1, 2001 as consideration for the cancellation of $798,998 of debt and accrued interest thereon that was owed to a director. The shares have an annual cumulative dividend of $0.108 per share and a liquidation value of $6.75 per share, and each share is convertible into one-fifth of a share of common stock. The preferred shares have a dividend and a liquidation preference over common shares. No dividend on the preferred shares outstanding has ever been declared or paid and dividends in arrears amount to $313,470 at October 31, 2005.

On October 3, 2005, the Company entered into a Placement Agency Agreement with Indigo Securities LLC, a Delaware limited liability company ("INDIGO") whereby, Indigo agreed to act as the Company's agent in connection with the sale by the Company of up to $5 million of Series A Convertible Preferred Stock ("SERIES A PREFERRED STOCK") together with warrants, all of which will be offered on terms and conditions agreed upon by the Parties. As of the date herein, no Series A Convertible Preferred Stock has been issued on this agreement.

NOTE 7 - STOCKHOLDERS' DEFICIT (cont'd)

STOCK-BASED COMPENSATION

At October 31, 1996, the Company authorized 380,000 shares of common stock for issuance under its Nonqualified 1996 Stock Option Plan (the "1996 Plan) to key personnel, consultants, and independent contractors. Subsequently, in 1997, an additional 190,000 shares of common stock were authorized for issuance under the 1996 Plan. As of October 31, 2005, and the total of 570,000 common shares remain as the authorized number of shares for issuance under the 1996 Plan. Under the 1996 Plan, incentive stock options are granted to purchase common stock at 100 percent (110% for an optionee who is a 10% stockholder) of the fair market value of the stock on the date of grant. Stock options have been granted to purchase common stock at a price determined by the plan administrator and can be exercisable for a period of up to ten years from the date of grant (five years for an option granted to a 10% stockholder). All participants are eligible to receive stock awards and stock appreciation rights, as to be determined by the Company's Board of Directors. No stock awards or stock appreciation rights have been granted under the plan.

NON-EMPLOYEE STOCK BASED COMPENSATION

A summary of transactions for non-employee stock options and warrants for the years ended October 31, 2005, 2004 and 2003 is as follows:

                                                                                        WEIGHTED AVERAGE
                                           NUMBER              OPTION                   ----------------
                                             OF                 PRICE              REMAINING        EXERCISE
                                           SHARES               RANGE                 LIFE            PRICE
                                           ------               -----                 ----            -----

OPTIONS AND WARRANTS
OUTSTANDING,
October 31, 2002                           287,800          $1.00 - $35.00             1.3             $5.84
Warrants issued                            375,000              $1.00                  1.3             $1.00
Warrants canceled                          (56,000)         $5.50 - $35.00              --            $10.22
Options canceled                           (60,000)            $10.00                   --            $10.00
                                          --------

OPTIONS AND WARRANTS
OUTSTANDING,
October 31, 2003                           546,800          $1.00 - $20.13             2.8             $1.43
Warrants issued                             50,000              $1.00                  1.3             $1.00
Warrants canceled                          (24,000)             $5.00                   --             $5.00
Options issued                               9,000          $5.00 - $18.13               1            $10.84
Options canceled                            (5,200)        $10.00 - $20.00              --            $17.69
                                          --------

OPTIONS AND WARRANTS
OUTSTANDING,
October 31, 2004                           576,600          $1.00 - $18.13             0.4             $1.24
Warrants issued                            307,496              $4.00                  3.0             $4.00
Warrants canceled                         (555,000)             $1.00                   --             $1.00
Options canceled                            (5,600)            $18.13                   --            $18.13
                                          --------

OPTIONS AND WARRANTS
OUTSTANDING,
October 31, 2005                           323,496          $3.00 - $5.00              2.9             $3.99
                                          ========


                                            2005          2004         2003
                                            ----          ----         ----

Options exercisable, end of year            6,000        11,600        7,800
                                          -------       -------      -------
Warrants exercisable, end of year         317,496       565,000      539,000
                                          -------       -------      -------

Weighted average fair value of
  options granted during the year           $0.00         $0.00        $0.00
                                          -------       -------      -------
Weighted average fair value of
  warrants granted during the year          $4.00         $1.00        $1.00
                                          -------       -------      -------


Additional information regarding options and warrants outstanding as of October 31, 2005 is as follows:

                                                        WEIGHTED
                                         WEIGHTED        AVERAGE                         WEIGHTED
         RANGE OF                         AVERAGE       REMAINING                        AVERAGE
         EXERCISE          NUMBER        EXERCISE      CONTRACTUAL                     EXERCISABLE
          PRICES         OUTSTANDING       PRICE      LIFE (YEARS)     EXERCISABLE        PRICE
          ------         -----------       -----      ------------     -----------        -----

       $3.00 - $5.00       323,496         $3.99          2.89            323,496         $3.99
                           =======                                        =======


In accordance with the methodology prescribed under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company did not recognize any compensation expense related to non-employee stock options in 2005, 2004, or 2003. Compensation expense of $0, $0, and $36,799 related to employee stock options was recognized in 2005, 2004, or 2003, respectively.

The fair value of each employee-nonemployee option and warrant was calculated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

               RISK FREE     VOLATILITY     DIVIDEND
                INTEREST        RATE         YIELD
                --------        ----         -----
       2005       3.13%         550%           0
       2004       2.00%          77%           0
       2003       1.65%         176%           0

EMPLOYEE STOCK BASED COMPENSATION

A summary of transactions for employee stock options and warrants for the years ended October 31, 2005, 2004, and 2003 is as follows:

                                                                                        WEIGHTED AVERAGE
                                           NUMBER               OPTION                  ----------------
                                             OF                 PRICE              REMAINING        EXERCISE
                                           SHARES               RANGE                 LIFE            PRICE
                                           ------               -----                 ----            -----

OPTIONS AND WARRANTS
OUTSTANDING,
October 31, 2002                           398,000          $5.00 - $25.00             3.47           $11.11
Options granted                                 --               $ --                   --              --
Options canceled                           (35,800)        $20.00 - $25.00              --            $20.28
                                          --------

OPTIONS AND WARRANTS
OUTSTANDING,
October 31, 2003                           362,200          $5.00 - $18.13             2.75           $10.20
Options granted                                 --               $ --                   --              --
Options canceled                          (106,800)         $5.00 - $18.13              --             $8.42
                                          --------

OPTIONS AND WARRANTS
OUTSTANDING,
October 31, 2004                           255,400          $5.00 - $18.13             2.44           $10.70
Options granted                                 --               $ --                   --              --
Options canceled                           (22,400)         $5.00 - $18.13              --             $8.75
                                          --------

OPTIONS AND WARRANTS
OUTSTANDING,
October 31, 2005                           233,000          $5.00 - $18.13             2.44           $10.70
                                          ========


                                         2005         2004         2003
                                         ----         ----         ----

Options exercisable, end of year        113,000      135,400      242,200
                                       --------     --------     --------
Warrants exercisable, end of year       120,000      120,000      120,000
                                       --------     --------     --------

Weighted average fair value of
  options granted during the year      $     --     $     --     $     --
                                       --------     --------     --------

Options available for future grant
  under the 1996 Plan                   441,153
                                       ========

EMPLOYEE STOCK BASED COMPENSATION (cont'd)

Additional information regarding options and warrants outstanding as of October 31, 2005 is as follows:

                                        OUTSTANDING                            EXERCISABLE
                         -----------------------------------------     ---------------------------
                                                        WEIGHTED
                                         WEIGHTED        AVERAGE                        WEIGHTED
         RANGE OF                        AVERAGE        REMAINING                        AVERAGE
         EXERCISE          NUMBER        EXERCISE      CONTRACTUAL                     EXERCISABLE
          PRICES         OUTSTANDING      PRICE       LIFE (YEARS)     EXERCISABLE        PRICE
          ------         -----------      -----       ------------     -----------        -----

           $5.00           113,000       $ 5.00           0.42           113,000         $ 5.00
          $16.25           120,000       $16.25           2.75           120,000         $16.25
                           -------                                       -------

      $5.00 - $16.25       233,000       $10.79           1.62           233,000         $10.79
                           =======                                       =======


In accordance with the methodology prescribed under SFAS 123, pro forma compensation cost for the employee stock options for 2005, 2004, and 2003 was estimated to be $0.00, $-0-, and $-0-, respectively.

LOSS PER COMMON SHARE

Net loss per common share is calculated by dividing net loss by the weighted average number of shares outstanding during each period presented. Common stock equivalents, consisting of options and warrants have not been included in the calculation for any of the three years ended October 31, 2005, 2004, and 2003, because their effect would be anti-dilutive. The following potentially dilutive securities were not included in the computation of diluted loss per share:

                              2005        2004        2003
                              ----        ----        ----
          Options           119,000     147,000     250,000

          Warrants          437,496     685,000     659,000

The following table sets forth the numerator and denominator in the computation of basic and diluted per share information:

                                               2005            2004           2003
Numerator for basic and diluted loss
per share:
  Net Loss                                $ (2,911,260)    $(1,124,336)    $ (759,522)
                                          ------------     -----------     ----------

Denominator for basic and diluted
loss per share:
  Weighted-average shares outstanding       20,094,784       7,840,496      4,352,600
                                          ------------     -----------     ----------

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company's defined contribution employee plan under Section 401(k) of the Internal Revenue Code was discontinued. The plan assets were distributed to plan participants, and the final tax return was filed with the Internal Revenue Service during the year ending October 31, 2005.

NOTE 10 - INCOME TAXES

Federal and state income tax expense (benefit) for the years ended October 31, 2005, 2004 and 2003 and a reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Statements of Operations is presented below:

                                   2005             2004             2003
                               -----------      -----------      -----------
Current:
  Federal                      $  (989,828)     $  (382,274)     $  (258,237)
  State                           (174,676)         (67,460)         (45,571)

Deferred:
  Federal                       (1,146,225)         (30,369)        (175,516)
  State                           (202,275)          (5,359)         (30,974)

Valuation allowance              2,513,004          414,006           97,318
                               -----------      -----------      -----------

Provision for Income Taxes     $        --      $        --      $        --
                               ===========      ===========      ===========


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets result primarily from net operating loss carry-forwards. The components of the Company's deferred tax assets and liabilities at October 31, 2005, 2004, and 2003 are as follows:

DEFERRED TAX ASSETS:                 2005             2004             2003
                                 ------------     ------------     ------------
Operating loss carryforwards     $ 15,821,702     $ 12,927,701     $ 12,513,695
Stock option compensation             262,706          392,098          392,098
Deferred loss on inventory             17,600           47,002           47,002
Reserve accounts                           --          184,844          184,844
Other                                      --           37,359           37,359
                                 ------------     ------------     ------------

Total Deferred Tax Asset           16,102,008       13,589,004       13,174,998
Valuation Allowance               (16,102,008)     (13,589,004)     (13,174,998)
                                 ------------     ------------     ------------

                                 $         --     $         --     $         --
                                 ============     ============     ============


A full valuation allowance is provided against all deferred tax assets due to the uncertainty as to their future realization. In addition, the realization of such NOL carryforwards may be significantly limited if it is deemed that a change in ownership has occurred. For tax purposes, a change in ownership has occurred if an entity or group of entities that previously did not own 50% or more of a Company acquires enough new equity to raise its interest to more than 50% over a three year period.

As of October 31, 2005, the Company has federal net operating loss carry forwards totaling approximately $39,554,000 available to offset future federal taxable income. The federal net operating loss carry-forwards expire in varying amounts through 2024. In addition, the Company has state net operating loss carry forwards totaling approximately $35,700,000 available to offset future state taxable income.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leased office space on a month-to-month basis. Rent expense for the years ended October 31, 2005, 2004, and 2003 was $25,967 $23,696, and $7,464,
respectively.

LITIGATION

The Company and a subsidiary have been subject to litigation seeking to recover amounts due for services of approximately $267,000. The Company disputes these liabilities and intends to defend itself as well as pursue negotiations for settlement. The final outcome of these matters cannot be determined.

NOTE 12 - RELATED PARTY TRANSACTIONS

On March 16, 2005, the Company entered into a Technology License Agreement and replaced in its entirety the Product Development and License Agreement with Nostrum Pharmaceuticals, Inc. ("Nostrum") dated June 16, 2004. The license grant provided for ten 505 (b)(2) Products and ten Generic products, and the Company issued 6 Million shares of its common stock to Nostrum. In July, 2004, Nirmal Mulye, an individual that is the majority shareholder of Nostrum, was appointed to the Company's board of directors.

On August 15, 2005, the Company issued 80,000 shares of Common Stock in a private placement to James Belcher and his designees, a current shareholder and note holder of the Company, for rights to certain technology. The transaction was valued at $116,000, the fair market value of the Company's stock on the given date.

On September 27, 2005, the Company entered into an Assumption Agreement with Nostrum Pharmaceuticals, whereby the Company's assumed Nostrum's obligation to pay Enem Nostrum Remedies Pvt. Ltd., a related party to Nostrum, $1,508,000 for its work in the research and development of pharmaceutical products. In consideration of the Company's assumption of the foregoing obligations, Nostrum agrees that the assumption and payment shall be a credit against the Company's obligation pursuant to Section 3.2(c) of the Technology License Agreement dated as of March 16, 2005, to reimburse Nostrum for reasonable costs and expenses incurred in providing assistance to the Company.

NOTE 13 - LICENSE AGREEMENT

In September, 2004, the Company announced a Product and Technology Agreement ("Agreement") with Nostrum Pharmaceuticals ("Nostrum"), in which Nostrum agreed to provide Bionutrics with certain drug technology in connection with 505(b)(2) drug candidates, and in return Nostrum received 6 Million shares of the Company's common stock as compensation. Section 505(b)(2) of the federal Food, Drug, and Cosmetic Act was established by the Hatch-Waxman Amendments of 1984 to allow sponsors to obtain approval of new drug applications ("New Drug Applications") based upon "full reports of investigations" establishing a drug's safety and efficacy where such investigations "were not conducted by or for the 505(b)(2) applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted" (21 U.S.C. 355(b)(2)). The Food, Drug, and Cosmetic Act permit the approval of certain products under a modified version of the original, traditional New Drug Application process. The complexity, development costs and approval processes for new 505(b)(2) drugs generally fall between those required for a traditional New Drug Application and those required for generic drugs. Drug applications referred to as 505(b)(2) drug candidates are drug products that are potentially "brandable," that may have higher margins than generic drug products but that would have lower development costs than would completely new chemical entities. There are no royalty payments due Nostrum per this agreement.

On March 16, 2005, the Company announced a revised Technology License Agreement (the "License Agreement") with Nostrum for the development of an additional ten proprietary generic drugs utilizing Nostrum's technology. For compensation, Nostrum received an additional 6 Million shares of the Company's common stock. As a result of the License Agreement, Bionutrics will have exclusive worldwide rights to these products. The Company is required to pay to Nostrum a royalty of 50% of net sales less cost of goods and other customary offsets.

On October 3, 2005, the Company entered into Amendment No. 3 to the License Agreement, dated as of March 16, 2005, as amended June 30, 2005 and August 25, 2005, by and between the Company and Nostrum whereby, Nostrum agreed to waive termination rights set forth in the Agreement. In consideration of such waiver of termination rights, the Company assumed and discharged Nostrum's obligation to pay Enem Nostrum Remedies Pvt. Ltd. $1,508,000 for its work in development of certain pharmaceutical products which were previously invoiced to Nostrum.

Nostrum is a New Jersey based pharmaceutical company which specializes in formulation and delivery drug technology and which has focused its research on the development of generic and alternative, 505(b)(2) drug products based on existing chemical formulations. In exchange for the technology and product rights extended to Bionutrics, Nostrum received shares of Bionutrics' common stock, making Nostrum the largest shareholder of the Company.

Note 14 - PURCHASE AGREEMENT

In July, 2005, the Company entered into a Purchase Agreement ("Agreement") to acquire Kirk Pharmaceuticals, LLC, and its affiliate, ANDAPharm, LLC ("collectively Kirk") for $12,000,000 in cash and a promissory note. Kirk is a Florida based pharmaceutical company that manufactures over-the-counter ("OTC") and generic prescription drugs in its FDA and DEA approved facility. Kirk currently manufactures and/or markets 30 OTC solid dose and soft gel pharmaceuticals under cGMP (current Good Manufacturing Practices) guidelines. Kirk was founded in 1999 and has grown to more than 100 people and occupies 70,000 square feet of manufacturing space. If the Company is successful in its acquisition of Kirk, the Company intends to fund some of its planned clinical trials and product development programs with potential cash flow from Kirk's operations. The Company anticipates that Kirk will be the designated manufacturing facility for its products, subsequent to their approval. The Company is currently awaiting approval of the acquisition from the Drug Enforcement Agency ("DEA").

Note 15 - PLACEMENT AGENCY AGREEMENT

On September 27, 2005, the Company entered into a Placement Agency Agreement with Indigo Securities LLC, a Delaware limited liability company ("Indigo") whereby, Indigo agreed to act as the Registrant's agent in connection with (i) the sale by the Registrant of from $5,000,000 to $10,000,000 million, face amount of the Company's 10% Senior Notes, to be offered together with warrants,
(ii) the sale (the "Bridge Financing") by the Company of up to $2,500,000, face amount of the Company's 9% Convertible Bridge Notes (the "Bridge Notes"), to be offered together with warrants (the "Bridge Warrants") and (iii) the sale by the Company of up to $5 million of Series A Convertible Preferred Stock ("Series A Preferred Stock") of the Company together with warrants, all of which will be offered on terms and conditions agreed upon by the Parties. As of the date herein, the Company has issued $2,995,000 under the 9% Convertible Bridge Notes. No Series A Convertible Preferred Stock has been issued.

Note 16 - SALES AGREEMENT OF INCON PROCESSING, LLC

On October 31, 2005, the Company together with Asia Pacific Investment Holdings Limited ("Asia Pacific") agreed to sell their respective interests in InCon Processing, LLC ("InCon"), to John Palmer and N.P. Shaikh, current managers of that operation. The InCon operation was deemed by the Company to no longer be an important element in its current business strategy. The sale provides for the distribution to the sellers of future Earnings Before Interest, Depreciation and Amortization (EBITDA) in the total amount of $600,000, the assignment of certain tocotrienol processing technology and the conveyance of the respective interest of Messrs. Palmer and Shaikh in Bali Holding, LLC, a holding company that has Bionutrics restricted common stock, of which 118,000 shares would accrue to the sellers. The sale proceeds noted above would be split between Bionutrics and Asia Pacific when distribution was made. The sale by Bionutrics was dependent upon approval by the holders of a Consolidated, Multiple Advance, Non-Revolving Note (Note) agreement with the Company, which have a security interest in InCon. The Company has agreed to hold any distributed sale proceeds in escrow pending satisfaction of the Note. Such approval is in the process of being addressed by the Company, and while management believes that it will be successfully obtained, no assurance can be given that it will be completed nor that the sale will be consummated.

Note 17 - INTEREST EXPENSE ON CONVERTIBLE NOTES

In November 2005, the Company issued $450,000 of 9% convertible bridge notes along with detachable warrants to certain investors under the Indigo Placement Agency Agreement. The convertible notes are convertible into common stock at a price per share which was below the estimated fair value of the Company's common stock at the date of issuance of the notes. Accordingly, the Company recorded a "non-cash beneficial conversion charge" of $57,351 as additional interest expense, to be amortized over the term of the notes.

In December 2005, the Company issued $200,000 of 9% convertible bridge notes along with detachable warrants to certain investors under the Indigo Placement Agency Agreement. The convertible notes are convertible into common stock at a price per share which was below the estimated fair value of the Company's common stock at the date of issuance of the notes. Accordingly, the Company recorded a "non-cash beneficial conversion charge" of $78,852 as additional interest expense, to be amortized over the term of the notes.

In January 2006, the Company issued $100,000 of 9% convertible bridge notes along with detachable warrants to certain investors under the Indigo Placement Agency Agreement. The convertible notes were convertible into common stock at a price per share which was below the estimated fair value of the Company's common stock at the date of issuance of the notes. Accordingly, the Company recorded a "non-cash beneficial conversion charge" of $16,898 as additional interest expense, to be amortized over the term of the notes.

NOTE 18 - SUBSEQUENT EVENTS

On November 3, 2005, the Company received a commitment from BHC Interim Funding II L.P., a merchant banking firm ("BHC"), to lend up to $10.0 million to a newly-formed subsidiary of the Company for the purpose of acquiring Kirk. Funding pursuant to the Commitment is subject to satisfactory legal review and documentation, no material adverse changes, as well as additional terms and conditions. The Loan is anticipated to be structured as senior secured indebtedness, of which $8,000,000 will be drawn at closing (the "INITIAL LOAN"), and an incremental $2,000,000 credit facility (the "FACILITY") to be available on the six month anniversary of the closing. The Facility will constitute an additional draw under the loan documents. The Loan will have an interest rate of 12% per annum, payable monthly in arrears, and will mature on the date three years from the date of the closing of the acquisition of Kirk. There will also be a maintenance fee, adjusted periodically, to achieve an accrual rate of 4.75%. The Loan is not subject to an amortization schedule and may be prepaid at any time. In the event the Loan is not paid in full at maturity, notwithstanding any other penalties that may be paid, and notwithstanding BHC's rights, actions and efforts to pursue repayment, the Company shall, among other things, after a 15-day cure period pay a cash fee of 5.0% of the amount then outstanding to BHC.

The Company will be required to utilize the proceeds of any new senior or subordinated debt or equity or other new financing by or investment in the Company, as well as the proceeds from the sale of any assets outside the ordinary course of business or the sale or merger of the Company to repay the Investment.

The Company shall be required to pay a 3.0% transaction fee based upon the amount funded and, upon repayment of the Investment, will be required to pay maintenance fees prorated to reflect the time and principal amount of the Investment.

The Loan shall be secured by a first priority lien on all existing and future tangible and intangible assets owned by the Company, including the tangible and intangible assets of Kirk. Notwithstanding the foregoing, the Loan will have a second priority lien on specific tangible assets that, after the closing of the acquisition of Kirk, are financed with equipment loans. The Loan will be further secured by: (i) a pledge of 100% of the Company's interest in Kirk; (ii) a pledge of 100% of the Company's interest in ANDAPharm, LLC, (iii) the corporate guarantees of the Company and ANDAPharm, LLC, and (iv) a first priority lien on the Company's technology, including its patents and products derived from its license agreement with Nostrum Pharmaceuticals, Inc. However that lien shall not preclude the Company from entering into agreements related to its technology in the ordinary course of business, so long as no event of default has occurred under the loan documents.

Further, upon the closing of the Loan, BHC will have the right to a 5-year warrant to purchase shares of the 125,000 shares of common stock of the Company for $4.00 per share, subject to a number of conditions.

While the Initial Loan is outstanding, BHC shall a) have observation rights to Board of Directors and Audit Committee meetings of the Company and Kirk, (b) be given reasonable notification of such meeting dates, and (c) be entitled to receive copies of all written information and notices provided to the Board of Directors and Audit Committee at the same time as the members. In the event of a payment default under the Initial Loan and the Facility which is not cured in 15 days, BHC would be entitled to appoint one person to the Board of Directors of the Company.

In the event that the Company determines not to utilize the Loan there shall be a $75,000 break-up fee.

In November 2005, the Company completed a private placement of convertible notes and warrants (the "Financing"). The gross proceeds of the Financing totaled $450,000. Pursuant to the Financing, the Company issued $450,000 of principal amount of 9% convertible notes (the "Convertible Notes"), which are convertible into an aggregate of 150,000 shares of Company common stock at a price of $3.00, and warrants to purchase an aggregate 74,999 shares of Company common stock at $4.00 per share (the "Private Warrants"). These Warrants were valued at $132,351 using the Black Scholes Model, assuming a life of three years, volatility of 550%, and a risk free borrowing rate of 3.375% and will be charged to interest expense over the life of the debt commencing in 2005. In connection with this financing, the Company paid a cash private placement fee of $40,500 and incurred approximately $1,300 in indirect fees consisting of primarily legal expenses. This will also be amortized and charged to interest expense over the life of the debt.

In November 2005, the Company entered in to a sub-leasing agreement for approximately 1,208 square feet of office space for its research and technology development staff in Edison, NJ, with monthly payments of $2,750. The agreement expires on September 9, 2007.

In December 2005, the Company completed a private placement of convertible notes and warrants (the "Financing"). The gross proceeds of the Financing totaled $200,000. Pursuant to the Financing, the Company issued $200,000 of principal amount of 9% convertible notes (the "Convertible Notes"), which are convertible into an aggregate of 66,666 shares of Company common stock at a price of $3.00, and warrants to purchase an aggregate 33,333 shares of Company common stock at $4.00 per share (the "Private Warrants"). These Warrants were valued at $68,852 using the Black Scholes Model, assuming a life of three years, volatility of 550%, and a risk free borrowing rate of 3.375% and will be charged to interest expense over the life of the debt commencing in 2005. In connection with this financing, the Company paid a cash private placement fee of $18,000, which will also be amortized and charged to interest expense over the life of the debt.

In December 2005, the Company formed three new Nevada Corporations; Synovics Laboratories, Inc., Kirk Pharmaceuticals, Inc. and ANDAPharm Inc. Synovics was formed for future use and does not currently have any operations / employees. Ronald H. Lane, Ph.D. is the sole director, President, Secretary, and Treasurer of the Company. Kirk and ANDAPharm were formed in anticipation of the Kirk acquisition. Ronald H. Lane, Ph.D. is the sole director, Chairman, Secretary, and Treasurer and John S. Copanos remains as President of each. The acquisition is currently pending due to DEA approval.

In January 2006, the Company entered in to a lease agreement for its principal executive offices consisting of approximately 1,561 square feet, in Phoenix, Arizona under a three year lease agreement that expires on January 1, 2009, with monthly payments of $4,659.

In January 2006, the Company completed a private placement of convertible notes and warrants (the "Financing"). The gross proceeds of the Financing totaled $500,000. Pursuant to the Financing, the Company issued $500,000 of principal amount of 9% convertible notes (the "Convertible Notes"), which are convertible into an aggregate of 166,666 shares of Company common stock at a price of $3.00, and warrants to purchase an aggregate 83,332 shares of Company common stock at $4.00 per share (the "Private Warrants"). These Warrants were valued at $139,322 using the Black Scholes Model, assuming a life of three years, volatility of 550%, and a risk free borrowing rate of 3.25% and will be charged to interest expense over the life of the debt commencing in 2005. In connection with this financing, the Company paid a cash private placement fee of $45,000, and incurred approximately $29,000 in indirect fees consisting primarily of legal expenses.

On January 18, 2006, the Company announced that it has initiated the process for its first controlled-release generic drug candidate, SNG1001a, with chemical, manufacturing and control ("CMC") development. Concurrently, the Company will conduct biostudies to demonstrate "bioequivalency" as the Company moves this first product towards commercialization. These efforts are intended to provide confirmation of the formulation and biostudies previously undertaken in India. Completion of these efforts is anticipated to result in the Company's first Abbreviated New Drug Application ("ANDA") filing with the FDA. SNG1001a is a formulated generic version of a branded drug in a treatment category with annualized US sales in excess of $1.4 billion (IMS).

                            INCON PROCESSING, L.L.C.

                                 BALANCE SHEETS

                                     ASSETS

                                                               AUGUST 31,
                                                       -------------------------
                                                          2005           2004
                                                       ----------     ----------

CURRENT ASSETS:
    Cash and cash equivalents                          $   17,668     $  114,356
    Accounts receivable                                   214,214        768,193
    Prepaid expenses and other currrent assets             42,490         73,034
                                                       ----------     ----------
               Total current assets                       274,372        955,583
                                                       ----------     ----------

PROPERTY AND EQUIPMENT                                  1,809,954      2,249,302
                                                       ----------     ----------

GOODWILL                                                  721,428        721,428
                                                       ----------     ----------

                                                       $2,805,754     $3,926,313
                                                       ==========     ==========


                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                   $  315,208     $  254,504
    Accrued expenses and other current liabilities         33,308        442,919
    Customer deposits                                       3,400        143,503
    Deferred revenue                                           --        108,720
    Estimated loss on contract                                 --         82,000
                                                       ----------     ----------
               Total current liabilities                  351,916      1,031,646
                                                       ----------     ----------

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY                                         2,453,838      2,894,667
                                                       ----------     ----------

                                                       $2,805,754     $3,926,313
                                                       ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                            INCON PROCESSING, L.L.C.

             STATEMENTS OF OPERATIONS AND CHANGES IN MEMBERS' EQUITY

                                                       YEARS ENDED AUGUST 31,
                                           ---------------------------------------------
                                               2005             2004             2003
                                           -----------      -----------      -----------
REVENUES:
      Service Revenue                      $ 1,856,928      $ 2,242,165      $ 2,621,555
      Equipment sales                        1,586,564        1,817,435          472,517
                                           -----------      -----------      -----------
         Total revenues                      3,443,492        4,059,601        3,094,072
                                           -----------      -----------      -----------
COST OF REVENUES:
      Service Revenue                          156,105          105,490          110,640
      Equipment sales                        1,473,353        1,788,432          491,678
                                           -----------      -----------      -----------
         Total cost of revenues              1,629,458        1,893,922          602,318
                                           -----------      -----------      -----------
GROSS PROFIT                                 1,814,034        2,165,679        2,491,754
                                           -----------      -----------      -----------
SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                2,251,646        2,831,007        2,839,431
                                           -----------      -----------      -----------
LOSS FROM OPERATIONS                          (437,612)        (665,329)        (347,677)
                                           -----------      -----------      -----------
OTHER INCOME (EXPENSES):
      Interest expense, net                     (1,960)             779               58
      Loss on currency                          (1,257)              --               --
      Loss on abandonment of assets                 --               --         (684,834)
                                           -----------      -----------      -----------
         Total other income (expenses)          (3,217)             779         (684,776)
                                           -----------      -----------      -----------
NET LOSS                                      (440,829)        (664,550)      (1,032,453)
MEMBERS' EQUITY - beginning                  2,894,667        3,559,217        4,591,670
                                           ===========      ===========      ===========
MEMBERS' EQUITY - ending                   $ 2,453,838      $ 2,894,667      $ 3,559,217
                                           ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                            INCON PROCESSING, L.L.C.

                            STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED AUGUST 31,
                                                                    ---------------------------------------------
                                                                         2005             2004            2003
                                                                    -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                      $  (440,829)     $  (664,550)     $(1,032,453)
      Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
           Depreciation and amortization                                439,347          450,433          432,334
           Amortization of goodwill                                          --               --               --
           Abandonment of equipment                                          --               --          684,835
           Estimated loss on contract                                   (82,000)          14,842           67,159
           Changes in assets and liabilities:
              Accounts receivable                                       553,979         (419,283)        (164,490)
              Prepaid expenses and other current assets                  30,544          (25,195)          22,232
              Accounts payable                                           60,704          111,581          (39,762)
              Accrued expenses and other current liabilities           (409,610)         209,546           91,516
              Customer deposits                                        (140,103)         143,503               --
              Deferred revenue                                         (108,720)         108,720          (41,928)
                                                                    -----------      -----------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (96,688)         (70,403)          19,443
                                                                    -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES                                         --               --               --
                                                                    -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                         --               --               --
                                                                    -----------      -----------      -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (96,688)         (70,403)          19,443
CASH AND CASH EQUIVALENTS  - beginning                                  114,356          184,760          165,317
                                                                    -----------      -----------      -----------
CASH AND CASH EQUIVALENTS  - ending                                 $    17,668      $   114,356      $   184,760
                                                                    ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:
         Interest                                                   $        --      $        --      $        --
         Income taxes                                               $        --      $        --      $        --


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

The Company took over substantially all of the business previously engaged in by InCon relating to toll processing, molecular separation, and the design and sale of molecular separation facilities. The Company operates a chemical manufacturing facility near Chicago, Illinois. The Company provides its toll processing and molecular separation services for chemical, food processing, and pharmaceutical companies primarily in the United States of America and in Southeast Asia. The Company intends to utilize its expertise to expand its existing business into processing micronutrients that would be available for food grade products.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

PROPERTY AND DEPRECIATION

Property and equipment are stated at cost. Improvements that extend the life or usefulness of an asset are capitalized. Depreciation is computed principally on a straight-line method over the estimated useful lives of the individual assets. The estimated useful lives of depreciable assets are:

         Equipment, furniture and fixtures           3 - 10 years
         Leasehold improvements                      10 years
         Capitalized software                        3 years

Leasehold  improvements  are amortized  over the lesser of the lease life or the
useful  life of the  asset.  Expenditures  for    repairs  and  maintenance  are
expensed when incurred.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND NATURE OF BUSINESS (cont'd)

GOODWILL

Management performs an annual review of the carrying amount of goodwill for impairment. Whenever circumstances indicate that the value of goodwill has become impaired a charge is recorded to reflect its continuing value.

Long-Lived Assets

The Company reviews the carrying amounts of long-lived assets for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows were less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

REVENUE RECOGNITION

The Company recognizes revenue from services at the time service is rendered. Revenues on long-term contracts are recorded on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method. The percentage deemed to be complete is calculated by comparing the costs incurred to date to estimated total costs for each contract. Adjustments to this measurement are made when management believes that actual costs incurred exceed the expected costs to date. Estimated losses on long-term contracts are recognized in the period in which the loss becomes apparent.

INCOME TAXES

The Company has elected to be treated as a limited liability company for federal and state income tax purposes. As such, all taxable income or loss of the Company is included in the income tax returns of the respective members. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

In 2005, the FASB issued the following new statements and interpretations:

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67. Statement 152 is effective during fiscal years beginning after June 15, 2005, with early application permitted. The Company does not expect this statement to have a material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of ABP Opinion No. 29, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND NATURE OF BUSINESS (cont'd)

nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will adopt SFAS No. 153 effective October 1, 2005 and does not expect this statement to have a material impact on its results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non financial asset be accounted for prospectively as a change in estimate and correction of errors in previously issued financial statements should be termed a "restatement". SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its results of operations or financial position.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment at August 31, consists of the following:

                                       2005             2004
                                   -----------      -----------

Equipment, furniture and
fixtures                           $ 4,231,557      $ 4,231,557

leasehold improvements                  51,745           51,745
                                   -----------      -----------

                                     4,283,302        4,283,302

Less: Accumulated depreciation

and amortization                    (2,473,348)      (2,034,000)
                                   -----------      -----------

                                   $ 1,809,954      $ 2,249,302
                                   ===========      ===========


NOTE 3 - LEASES

The Company has operating leases for office space that expires July 31, 2007. Total rental expense was $113,469, $184,590, and $176,905 for the years ended August 31, 2005, 2004, and 2003, respectively. Future minimum lease payments under noncancelable operating leases at August 31, 2005 are as follows:

         2006             $  151,496
         2007                138,871
                          ----------
                             290,367
                          ==========


NOTE 4 - EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer up to 15 percent of his or her compensation and have such amounts matched by the Company at a rate of 50 percent for the first 6 percent contributed. The Company recognized expenses under this plan of $19,694, $22,705, and $29,058 during the years ended August 31, 2005, 2004, and
2003, respectively.

NOTE 5 - ECONOMIC DEPENDENCE

For the years ended August 31, 2005, 2004, and 2003, customer concentrations in revenue consist of the following:

      Customer A      14.6%     29.0%     31.2%
      Customer B      11.9%     14.6%     24.4%
      Customer C       7.2%     11.8%     10.1%
                      ----      ----      ----
                      33.7%     55.4%     65.7%
                      ====      ====      ====


NOTE 6 - RELATED PARTY TRANSACTIONS

During the years ended August 31, 2005, 2004, and 2003, the Company provided services to an entity in which the President of the Company is a shareholder and recorded revenues of approximately $274,000, $133,600, and $206,700, respectively from that entity.

                          INDEPENDENT AUDITORS' REPORT


TO THE MEMBERS' OF
INCON PROCESSING, LLC
PHOENIX, ARIZONA

We have audited the accompanying balance sheets of InCon Processing, LLC as of August 31, 2005, 2004 and 2003, and the related statements of operations and changes in members' equity and cash flows for the years ended August 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InCon Processing, LLC as of August 31, 2005, 2004 and 2003, and the results of their operations and their cash flows for the years ended August 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.




                                                /s/ MILLER, ELLIN & COMPANY, LLP
                                                CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
January 25, 2006