Form 10-Q
period 2006-01-31
BIONUTRICS INC
filed 2006-03-16
CIK 1030839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:           JANUARY 31, 2006
                                       or
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

                         Commission File Number: 0-22011
                                                 -------
                                BIONUTRICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                        86-0760991
-------------------------------                     ---------------------
(STATE OR OTHER JURISDICTION OF                         I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER

2575 E. CAMELBACK RD., SUITE 450  PHOENIX, ARIZONA         85016
--------------------------------------------------      ----------
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

                                                                Yes [X]  No [ ].

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated Filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                Yes [ ]  No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 6, 2006, there were 22,681,725 shares of common stock outstanding.

                                BIONUTRICS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


                                                                            PAGE
PART I - FINANCIAL INFORMATION

ITEM I.  Financial Statements

                          (UNAUDITED)
         Condensed Consolidated Balance Sheets                                 3
         Condensed Consolidated Statements of Operations                       5
         Condensed Consolidated Statements of Cash Flows                       6
         Notes to Condensed Consolidated Financial Statements                  7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            12

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           17

ITEM 4.  Controls and Procedures                                              17


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    17

ITEM 1A. Risk Factors                                                         17

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18

ITEM 3.  Defaults upon Senior Securities                                      19

ITEM 4.  Submission of Matters to a Vote of Security Holders                  19

ITEM 5.  Other Information                                                    19

ITEM 6.  Exhibits                                                             20

SIGNATURES                                                                    21

ITEM 1.  FINANCIAL STATEMENTS.

BIONUTRICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                    JANUARY 31,     OCTOBER 31,
                                                       2006            2005
                                                   ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $    222,314    $    128,819
  Inventory                                               3,748           4,010
  Prepaid expenses and other current assets             122,900         137,609
                                                   ------------    ------------
                   Total Current Assets                 348,962         270,438
                                                   ------------    ------------

PROPERTY - Net of accumulated depreciation
  of $71,734 and $70,689, respectively                   16,538           4,513
                                                   ------------    ------------

OTHER ASSETS:
  Deposits on equipment                                 234,494         234,494
  Deposit on purchase agreement                         200,000         200,000
  Deferred financing fees                               546,283         375,042
  Capitalized acquisition costs                          85,218              --
  Patents - net of accumulated amortization
    of $320,391 and $312,816, respectively           14,592,575      14,600,149
  Investment in InCon Processing, LLC                 1,148,485       1,226,919
                                                   ------------    ------------
                   Total Other Assets                16,807,055      16,636,604
                                                   ------------    ------------

TOTAL                                              $ 17,172,555    $ 16,911,555
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $  1,135,524    $  1,007,570
  Notes payable - shareholders and others             1,424,052       1,452,100
  Accrued interest to shareholders and others           810,198         731,792
  Other accrued liabilities                             870,731         992,362
                                                   ------------    ------------
                   Total current liabilities          4,240,505       4,183,824
                                                   ------------    ------------

LONG-TERM LIABILITIES:
   Convertible bridge notes                           2,333,178       1,423,980
                                                   ------------    ------------

                   Total Liabilities                  6,573,683       5,607,804
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value -
    authorized,  5,000,000 shares; 591,850 and
    591,850 issued and outstanding, respectively
    (liquidation preference of $798,998)                798,998         798,998
  Common stock - $.001 par value - authorized,
    45,000,000 shares; 22,681,725 and 22,681,725
    issued and outstanding, respectively                 22,681          22,681
  Additional paid-in capital                         54,955,735      54,802,634
  Warrants                                              852,175         511,650
  Accumulated deficit                               (46,030,717)    (44,832,212)
                                                   ------------    ------------
                   Total stockholders' equity        10,598,872      11,303,751
                                                   ------------    ------------

TOTAL                                              $ 17,172,555    $ 16,911,555
                                                   ============    ============

BIONUTRICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           THREE MONTHS
                                                         ENDED JANUARY 31,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------
REVENUES:
     Revenue from product sales                    $      1,640    $      2,984
                                                   ------------    ------------

COST OF REVENUES                                            256             493
                                                   ------------    ------------

           Gross profit                                   1,384           2,491
                                                   ------------    ------------

OPERATING EXPENSES:
     Research and development                           160,848           3,360
     Selling, general and administrative                742,831         301,350
                                                   ------------    ------------

           Total operating expenses                     903,679         304,710
                                                   ------------    ------------

OPERATING LOSS                                         (902,295)       (302,219)
                                                   ------------    ------------

OTHER INCOME (EXPENSES):
     Equity in the loss of InCon Processing, LLC        (78,433)       (212,662)
     Recovery of previous write-down of accounts
       receivable  and other income                     110,000             444
     Interest expense, net                             (327,777)           (444)
                                                   ------------    ------------
           Total other (expenses) income               (296,210)       (212,662)
                                                   ------------    ------------

NET LOSS                                           $ (1,198,505)   $   (514,881)
                                                   ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE        $      (0.05)   $      (0.03)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                          22,681,725      16,022,508
                                                   ============    ============

BIONUTRICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           THREE MONTHS
                                                         ENDED JANUARY 31,
                                                   ----------------------------

                                                       2006            2005
                                                   ------------    ------------
OPERATING ACTIVITIES:
Net loss                                           $ (1,198,505)   $   (514,881)
Adjustments to reconcile net loss to cash
  used in operating activities:
  Depreciation and amortization                           8,619           7,865
  Equity in the loss of joint venture                    78,433         212,662
  Amortization of bridge loan discount                  191,584              --
  Changes in operating assets and liabilities:
      Inventory                                             263             511
      Prepaids and other current assets                  14,709        (106,148)
      Accounts payable                                  127,954         132,685
      Accrued liabilities                               (43,225)        (92,691)
                                                   ------------    ------------
Net cash used in operating activities                  (820,168)       (359,997)
                                                   ------------    ------------

INVESTING ACTIVITIES:
  Capital expenditures                                  (13,070)             --
  Deferred fees associated with
    acquisition activities                              (85,218)             --
                                                   ------------    ------------

Net cash provided by investing activities               (98,288)             --
                                                   ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from debt                                  1,150,000              --
  Fees from debt issuance                              (110,001)             --
  Repayment of debt                                     (28,048)             --
                                                   ------------    ------------

Net cash provided by financing activities             1,011,951              --
                                                   ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                         93,495        (359,997)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          128,819         629,257
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $    222,314    $    269,260
                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
ACTIVITIES:
  Settlement of debt through issuance
    of common stock                                $          0    $     49,500
                                                   ============    ============

                                BIONUTRICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A -      BASIS OF PRESENTATION

                     The accompanying unaudited Condensed Consolidated Financial
              Statements of Bionutrics, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended January 31, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended October 31, 2005. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred accumulated operating losses of $46,030,717 through January 31, 2006 which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate gross profits and positive cash flows from operations indicate that the Company may not be able to continue as a going concern for a reasonable period of time.

Note B -      NET LOSS PER COMMON SHARE

                     Basic net loss per share is computed  by  dividing  the net loss by the weighted average number of common shares outstanding during the presented periods. Diluted net loss per share has not been presented as it was anti-dilutive. Options and warrants are excluded from the diluted net loss per share calculation, as they are anti-dilutive.

Note C -      LICENSE AGREEMENT

                     The Technology License Agreement (the "License  Agreement")
              dated March 16, 2005 entered into with Nostrum Pharmaceuticals, Inc ("Nostrum") and the Company, replaced in its entirety the Product Development and License Agreement dated as of June 16, 2004. Under the revised License Agreement, the Company received an exclusive license to develop and commercialize ten 505(b)(2) products (brandable pharmaceutical products that qualify for filing with the United States Food and Drug Administration (the "FDA") under a "505(b)(2)" application) and ten generic products (generic bio-equivalents of branded products which qualify for filing with the FDA pursuant to an Abbreviated New Drug Application) under the Nostrum Technology within a three year period. As consideration for the License Agreement, the Company issued 12 million shares of its common stock, and agreed to pay Nostrum royalties on net sales of generic products equal to 50% of gross profit. As of January 31, 2006, the Company has paid $1,615,090 to Nostrum as remuneration for research and development costs associated with the licensed technology.

Note D -      PURCHASE AGREEMENT

                     In July 2005, the Company entered into a Purchase Agreement
              (the "Purchase Agreement") to acquire Kirk Pharmaceuticals, LLC, and its affiliate, ANDAPharm, LLC (collectively, "Kirk") for $12,000,000 in cash and a promissory note. Kirk is a Florida based pharmaceutical company that manufactures over-the-counter ("OTC") and generic prescription drugs in its FDA and DEA approved facility. Kirk currently manufactures and/or markets 30 OTC solid dose and soft gel pharmaceuticals under current Good Manufacturing Practices ("cGMP") guidelines. Kirk was founded in 1999 and has grown to more than 100 people and occupies 70,000 square feet of manufacturing space. If the Company is successful in its acquisition of Kirk, the Company intends to fund some of its planned clinical trials and product development programs with potential cash flow from Kirk's operations. The Company anticipates that Kirk will be the designated manufacturing facility for its products, subsequent to FDA approval. As of the date herein, the Company is awaiting approval of the acquisition from the Drug Enforcement Agency ("DEA").

Note E -      PLACEMENT AGENCY AGREEMENT

                     On September 27, 2005, the Company entered into a Placement
              Agency Agreement with Indigo Securities LLC, a Delaware limited liability company ("Indigo") whereby, Indigo agreed to act as the Registrant's agent in connection with (i) the sale by the Registrant of from $5,000,000 to $10,000,000 million, face amount of the Company's 10% Senior Notes, to be offered together with warrants, (ii) the sale (the "Bridge Financing") by the Company of up to $2,500,000, face amount of the Company's 9% Convertible Bridge Notes (the "Bridge Notes"), to be offered together with warrants (the "Bridge Warrants") and (iii) the sale by the Company of up to $5 million of Series A Convertible Preferred Stock
              ("Series A Preferred Stock") of the Company together with warrants, all of which will be offered on terms and conditions agreed upon by the Parties. As of the date herein, the Company has issued $3,095,000 under the 9% Convertible Bridge Notes. No Series A Convertible Preferred Stock has been issued.

Note F -      PURCHASE AND SALE AGREEMENT

                     InCon Technologies,  Inc., a wholly-owned subsidiary of the
              Company, and Asia Pacific Investment Holdings Limited (collectively, the "Sellers"), entered into a Purchase and Sale Agreement, dated as of October 31, 2005 (the "Purchase Agreement"), pursuant to which the Sellers agreed to sell their respective fifty percent (50%) ownership interests in InCon Processing, LLC ("InCon"), to InCon International, Inc. in exchange for all of the membership units of Bali Holdings, LLC ("Bali") which are owned by N.P. Shaikh ("Shaikh") and John R. Palmer ("Palmer"). The sale was made upon the Company's determination that InCon's operations, which includes high vacuum distillation, production toll work and process development, would no longer comprise a material element in the Company's business strategy.

                     Pursuant to the Purchase Agreement, the Sellers have agreed to provide consulting services to InCon for a term of three (3) years in consideration for an annual consulting fee in the amount of the lesser of: (a) One Hundred Thousand Dollars ($100,000.00) and (b) twenty-five percent (25%) of InCon's annual earnings before interest, taxes, depreciation and amortization over the five (5) years beginning on October 31, 2005 ("Consulting Fee"); provided however, that the total payments to each of the Sellers in respect of the Consulting Fee shall not exceed Three Hundred Thousand Dollars ($300,000.00). The Consulting Fee is subject to certain acceleration provisions as provided in the Purchase Agreement.

                     As a  condition  to  the  Closing  of  the  sale  of  InCon
              membership   interests,   InCon  is   obligated  to  complete  the
              development of certain tocotrienol processing technology (the "Technology") and to convey the sole right, ownership and interest in the Technology to the Sellers who shall thereafter have the exclusive right to patent, license or sell the Technology in its sole discretion. While management believes that InCon will deliver the technology, no assurance can be given that the technology will be received or that the sale will be consummated.

Note G -      FINANCING COMMITMENT

                     In November,  2005, the Company  received a commitment from
              BHC Interim Funding II L.P., a merchant banking firm ("BHC"), to lend up to $10 million to a newly-formed subsidiary of the Company for the purpose of acquiring Kirk. Funding pursuant to the Commitment is subject to satisfactory legal review and documentation, no material adverse changes, as well as additional terms and conditions. The loan from BHC (the "Loan") is anticipated to be structured as senior secured indebtedness, of which $8,000,000 will be drawn at closing (the "Initial Loan"), and an incremental $2,000,000 credit facility (the "Facility") to be available on the six month anniversary of the closing. The Facility will constitute an additional draw under the loan documents. The Loan will have an interest rate of 12% per annum, payable monthly in arrears, and will mature on the date three years from the date of the closing of the acquisition of Kirk. There will also be a maintenance fee, adjusted periodically, to achieve an accrual rate of 4.75%. The Loan is not subject to an amortization schedule and may be prepaid at any time. In the event the Loan is not paid in full at maturity, notwithstanding any other penalties that may be paid, and notwithstanding BHC's rights, actions and efforts to pursue repayment, the Company shall, among other things, after a 15-day cure period pay a cash fee of 5.0% of the amount then outstanding to BHC.

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

                     The Loan shall be secured by a first  priority  lien on all existing and future tangible and intangible assets owned by Kirk. Notwithstanding the foregoing, the Loan will have a second priority lien on specific tangible assets that, after the closing of the acquisition of Kirk, are financed with equipment loans. The Loan will be further secured by: (i) a pledge of 100% of the Company's interest in Kirk; (ii) a pledge of 100% of the Company's interest in ANDAPharm, LLC, (iii) the corporate guarantees of the Company and ANDAPharm, LLC, and (iv) a first priority lien on the Company's technology, including its products derived from its license agreement with Nostrum Pharmaceuticals, Inc. However, the lien granted to BHC shall not preclude the Company from entering into agreements related to its technology in the ordinary course of business, so long as no event of default has occurred under the loan documents.

                     Further,  upon the  closing of the Loan,  BHC will have the right to a 5-year warrant to purchase shares of 125,000 shares of common stock of the Company for $4.00 per share, subject to a number of conditions.

                     While the Initial Loan is  outstanding,  BHC shall (a) have observation rights to Board of Directors and Audit Committee meetings of the Company and Kirk, (b) be given reasonable notification of such meeting dates, and (c) be entitled to receive copies of all written information and notices provided to the Board of Directors and Audit Committee at the same time as the members. In the event of a payment default under the Initial Loan and the Facility which is not cured in 15 days, BHC would be entitled to appoint one person to the Board of Directors of the Company.

                     In the event that the Company determines not to utilize the
              Loan there shall be a $75,000 break-up fee.

Note H -      LEASED FACILITIES

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

Note I -      SUBSEQUENT OR SIGNIFICANT EVENTS

                     On  February  3,  2006,  the  Company  filed a  Preliminary
              Information Statement with the SEC for a name change to Synovics Pharmaceuticals, Inc. The Company waited the requisite 10 days for comments from the SEC, of which it received none. The Company then filed on March 2, 2006 a Definitive Information Statement filing with the SEC and a mailing of a copy of the filing to shareholders.

                     In February 2006, the Company completed a private placement of convertible notes and warrants (the "February Financing"). The gross proceeds of the February Financing totaled $100,000. Pursuant to the February Financing, the Company issued $100,000 of principal amount of 9% convertible notes (the "Convertible Notes"), which are convertible into an aggregate of 33,333 shares of Company common stock at a price of $3.00, and warrants to purchase an aggregate of 16,666 shares of Company common stock at $4.00 per share (the "Private Warrants"). These Warrants were valued at $32,583 using the Black Scholes Model, assuming a life of three years, volatility of 550%, and a risk free borrowing rate of 3.25% and will be charged to interest expense over the life of the debt commencing in 2006. In connection with this financing, the Company paid a cash private placement fee of $9,000.

                                BIONUTRICS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," "INTENDS," "PLANS" AND "ANTICIPATES" AND SIMILAR TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS THAT RELATE TO THE COMPANY'S FUTURE PERFORMANCE. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED HERE. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "RISK FACTORS" IN THE COMPANY'S FORM 10-K.

OUR BUSINESS

       Bionutrics, Inc. is a pharmaceutical company focusing on the development of oral controlled-release drug formulations utilizing proprietary drug formulations and delivery technologies. The Company has licensed proprietary oral-control release technology with the rights to develop exclusively and worldwide, ten generic and ten 505(b)(2) drugs (improved formulations of previously approved drugs). The Company intends to invest the majority of its resources in the development and commercialization of these products during the next few years.

GENERAL

       The Company is a development stage company and is anticipating a prolonged period of losses and negative cash flows while it develops and commences commercialization of its planned products. The Company's future operating results will depend largely on its ability to achieve the following:

       - Debt and equity financing to support the research and development activities

       -  Successful completion of the Kirk acquisition

       -  Successful development and testing of product candidates

       -  Receipt of required regulatory approvals related to product candidates

       -  Commercialization of the Company's products

       -  Gaining a competitive position in the market

DEVELOPMENTS DURING THREE MONTHS ENDED JANUARY 31, 2006

       In January 2006, the Company announced that it has initiated the process for its first controlled-release generic drug candidate, SNG1001a, with chemical, manufacturing and control ("CMC") development. Concurrently, the Company will conduct pivotal biostudies to demonstrate "bioequivalency" as the Company moves this first product towards commercialization. These efforts are intended to provide confirmation of the formulation and biostudies previously undertaken in India. Successful completion of these efforts is anticipated to result in the Company's first Abbreviated New Drug Application ("ANDA") filing with the

FDA. SNG1001a is a formulated generic version of a branded drug in a treatment category with annualized US sales in excess of $1.4 billion (Source: IMS). The Company can provide no assurance that its clinical trials will prove successful or that it will demonstrate sufficient evidence to file an ANDA filing with the FDA.

FOCUS FOR REMAINDER OF 2006

       The Company's primary focus for the remainder of 2006 will be to consummate the acquisition of Kirk Pharmaceuticals and its affiliate ANDAPharm. The Company will also continue its efforts to secure debt and equity financing to support operations, further its "bioequivalency" study of SNG1001a, as well as to further its research and development program on other drug candidates in order to be in a position to realize the potential of its licensed technology.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2006 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 2005.

       Consolidated gross revenues for the quarter ended January 31, 2006 was $1,600 compared to $3,000 for the same quarter in 2005.

       The Company has been unprofitable since inception, and continues to generate limited revenue as the Company's subsidiary, Bionutrics Health Products, sells through its remaining evolvE(R) inventory, a product which is no longer being marketed or developed due to the Company's shift in business strategy from the discovery and development of pharmaceutical and functional nutrition products to the development of oral controlled-release drug formulations utilizing proprietary drug formulation and delivery technologies. The Company does not anticipate sales from evolvE(R) beyond this fiscal year.

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

       Cost of revenues for the three months ended January 31, 2006 was $250 compared to $500 for the same three months in 2005.

       Research and development expenses for the three months ended January 31, 2006 was $161,000 compared to $3,000 for the same three months in 2005. This increase is due to the remuneration of research and development costs associated with the Nostrum licensed technology of $107,000, as well as $54,000 in fees associated with the development of SNG1001a.

       Operating expenses for the three months ended January 31, 2006 was $747,000 compared to $305,000. This increase is due primarily to $261,000 in additional salary expense for increased staffing needs, $127,000 in recruiting fees, and $56,000 in additional consulting expense, all of which are necessary to accomplish the Company's business objectives and increased business activities.

       The Company's loss in the results of operations for it's investment in joint venture, which is accounted for using the equity method, for the three months ended January 31, 2006, was $78,000. The Company records its share of the joint venture's loss for the quarter as a decrease in its investment.

       The net loss of $1,199,000 or $.05 per share for the three months ended January 31, 2006 was due primarily to the Company's inability to generate sufficient cash flow to support operations. The Company also expects cumulative losses to increase due to its research and development activities related to the License Agreement with Nostrum.

LIQUIDITY AND CAPITAL RESOURCES

       To date, the Company's operations have not generated sufficient revenues to satisfy the Company's operating capital needs. The Company has financed its operations primarily through the sale of its common stock, warrants and debt by means of private placements. The Company had a working capital deficit of approximately $3,892,000 at January 31, 2006 as compared with $3,913,000 at October 31, 2005. Cash and cash equivalents were $222,000 at January 31, 2006, as compared with $129,000 at October 31, 2005, an increase of $93,000.

       Net cash used in operating activities during the three-month period ended January 31, 2006 was $820,000. This resulted from the Company's net loss of $1,199,000, offset in part by certain non-cash items attributable to expenses including, but not limited to a reduction of its investment in InCon Processing of $78,000, amortization of bridge note discount of $192,000, depreciation expense of $9,000, and an increase in accounts payable of $128,000. The Company has generally incurred negative cash flows from operations since inception, which will continue due to research and development activities related to the License Agreement with Nostrum.

       Net cash used in investing activities during the three months ended January 31, 2006 was $98,000. This resulted from capital expenditures of equipment of $13,000 and deferred fees associated with the Kirk acquisition of $85,000.

       Net cash provided by financing activities during the three months ended January 31, 2006 was $1,012,000, which resulted from the proceeds of debt of $1,150,000, less fees associated with the debt issuance of $110,000 and the repayment of $28,000 in debt.

       The  Company  did  not  enter  into  any  material  capital   expenditure
agreements, nor did it engage in any off balance sheet financing during the reporting period.

The following table depicts our obligations and commitments as of January 31, 2006 to make future payments under existing contracts or contingent commitments.

                                                              PAYMENTS DUE BY PERIOD

                                                      LESS THAN                                 AFTER
CONTRACTUAL OBLIGATIONS                    Total        1 YEAR       1-3 YEARS    4-5 YEARS    5 YEARS
                                        ----------    ----------    ----------    ---------    --------
Short - Term Debt Obligations
  includes interest through 01/31/06    $2,564,745    $2,564,745        $0           $0           $0
Long - Term Obligations includes
  interest through maturity              3,333,311             0     3,333,311        0            0
Total                                   $5,898,056    $2,564,745    $3,333,311       $0           $0


       In November 2005, the Company completed a private placement of convertible notes and warrants (the "November Financing"). The gross proceeds of the November Financing totaled $450,000. Pursuant to the November Financing, the Company issued $450,000 of principal amount of 9% convertible notes, which are convertible into an aggregate of 150,000 shares of Company common stock at a price of $3.00 per share, and warrants to purchase an aggregate of 74,999 shares of Company common stock at $4.00 per share. These warrants were valued at $132,351 using the Black Scholes Model, assuming a life of three years, volatility of 550%, and a risk free borrowing rate of 3.375% and will be charged to interest expense over the life of the debt commencing in 2005. In connection with this financing, the Company paid a cash private placement fee of $40,500 and incurred approximately $1,300 in indirect fees consisting of primarily legal expenses. This will also be amortized and charged to interest expense over the life of the debt.

       In December 2005, the Company completed a private placement of convertible notes and warrants (the "December Financing"). The gross proceeds of the December Financing totaled $200,000. Pursuant to the December Financing, the Company issued $200,000 of principal amount of 9% convertible notes, which are convertible into an aggregate of 66,666 shares of Company common stock at a price of $3.00 per share, and warrants to purchase an aggregate of 33,333 shares of Company common stock at $4.00 per share. These warrants were valued at $68,852 using the Black Scholes Model, assuming a life of three years, volatility of 550%, and a risk free borrowing rate of 3.375% and will be charged to interest expense over the life of the debt commencing in 2005. In connection with this financing, the Company paid a cash private placement fee of $18,000, which will also be amortized and charged to interest expense over the life of the debt.

       In January 2006, the Company completed a private placement of convertible notes and warrants (the "January Financing"). The gross proceeds of the January Financing totaled $500,000. Pursuant to the January Financing, the Company issued $500,000 of principal amount of 9% convertible notes, which are convertible into an aggregate of 166,666 shares of Company common stock at a price of $3.00 per share, and warrants to purchase an aggregate of 83,332 shares of Company common stock at $4.00 per share. These warrants were valued at $139,322 using the Black Scholes Model, assuming a life of three years, volatility of 550%, and a risk free borrowing rate of 3.25% and will be charged to interest expense over the life of the debt commencing in 2005. In connection with this financing, the Company paid a cash private placement fee of $45,000, and incurred approximately $29,000 in indirect fees consisting primarily of legal expenses.

       In February 2006, the Company completed a private placement of convertible notes and warrants (the "February Financing"). The gross proceeds of the February Financing totaled $100,000. Pursuant to the February Financing, the Company issued $100,000 of principal amount of 9% convertible notes, which are convertible into an aggregate of 33,333 shares of Company common stock at a price of $3.00 per share, and warrants to purchase an aggregate of 16,666 shares of Company common stock at $4.00 per share. These warrants were valued at $32,583 using the Black Scholes Model, assuming a life of three years, volatility of 550%, and a risk free borrowing rate of 3.25% and will be charged to interest expense over the life of the debt commencing in 2006. In connection with this financing, the Company paid a cash private placement fee of $9,000.

FUTURE CAPITAL REQUIREMENTS

       All of the Company's product candidates are in the early stages of research and development, and will require additional research, development, clinical testing, regulatory approval, and a commitment of significant additional resources prior to commercialization. Based on its current operating plan, the Company has sufficient capital resources to meet its obligations through the second quarter of 2006. The Company requires additional funding in order to move forward with our research and development plan. The Company has reasonable assumptions that additional debt or equity financing may be available under its Placement Agency Agreement with Indigo Ventures, LLC, however it can provide no assurance that such funding will be obtained. The Company's future capital requirements will depend on many factors, including the following:

       - Continued scientific progress in its research, drug discovery and development plans

       -  Size of its program and progress with clinical trials

       -  Time and costs associated with regulatory approvals

       -  Recruitment of key management

REGULATORY APPROVAL

       The Company must conduct time-consuming and costly clinical trials to show safety and efficacy in each of its product candidates before a product candidate may be approved for distribution. The clinical trials must be conducted in accordance with the FDA regulations. If the FDA believes that the Company has not sufficiently demonstrated safety and efficacy in its product candidates, it will not approve them, or will require additional clinical studies, which will require additional time and resources. The Company may not be able to obtain the necessary regulatory approval on a timely basis, if at all, for any of its product candidates. Failure to receive these approvals or delays in the approvals may prevent or delay commercialization of a product, and as a result, could negatively impact the Company's ability to generate revenue. The Company can give no assurances that any of its product candidates will be safe and effective, will be approved for commercialization, or that it will be successful in the commercialization of these products.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       The Company is not party to any legal proceedings that management believes would have a material adverse effect on the business of the Company.

ITEM 1A. RISK FACTORS.

       The Company has had no material changes to its risk factors as previously disclosed in its Form 10-K filed with the Securities and Exchange Commission on January 30, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       In November 2005, the Company completed the November Financing. The gross proceeds of the November Financing totaled $450,000. Pursuant to the November Financing, the Company issued $450,000 of principal amount of 9% convertible notes, which are convertible into an aggregate of 150,000 shares of Company common stock at a price of $3.00 per share, and warrants to purchase an aggregate of 74,999 shares of Company common stock at $4.00 per share. These warrants were valued at $132,351 using the Black Scholes Model, assuming a life of three years, volatility of 550%, and a risk free borrowing rate of 3.375% and will be charged to interest expense over the life of the debt commencing in 2005. In connection with this financing, the Company paid a cash private placement fee of $40,500 and incurred approximately $1,300 in indirect fees consisting of primarily legal expenses. This will also be amortized and charged to interest expense over the life of the debt. The November Financing was conducted in accordance with Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act") and Rule 506 of Regulation D under the Securities Act.

       In December 2005, the Company completed the December Financing. The gross proceeds of the December Financing totaled $200,000. Pursuant to the December Financing, the Company issued $200,000 of principal amount of 9% convertible notes, which are convertible into an aggregate of 66,666 shares of Company common stock at a price of $3.00 per share, and warrants to purchase an aggregate of 33,333 shares of Company common stock at $4.00 per share. These warrants were valued at $68,852 using the Black Scholes Model, assuming a life of three years, volatility of 550%, and a risk free borrowing rate of 3.375% and will be charged to interest expense over the life of the debt commencing in 2005. In connection with this financing, the Company paid a cash private placement fee of $18,000, which will also be amortized and charged to interest expense over the life of the debt. The December Financing was conducted in accordance with Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act.

       In January 2006, the Company completed the January Financing. The gross proceeds of the January Financing totaled $500,000. Pursuant to the January Financing, the Company issued $500,000 of principal amount of 9% convertible notes, which are convertible into an aggregate of 166,666 shares of Company common stock at a price of $3.00 per share, and warrants to purchase an aggregate of 83,332 shares of Company common stock at $4.00 per share. These warrants were valued at $139,322 using the Black Scholes Model, assuming a life of three years, volatility of 550%, and a risk free borrowing rate of 3.25% and will be charged to interest expense over the life of the debt commencing in 2005. In connection with this financing, the Company paid a cash private placement fee of $45,000, and incurred approximately $29,000 in indirect fees consisting primarily of legal expenses. The January Financing was conducted in accordance with Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act.

       In February 2006, the Company completed the February Financing. The gross proceeds of the February Financing totaled $100,000. Pursuant to the February Financing, the Company issued $100,000 of principal amount of 9% convertible notes, which are convertible into an aggregate of 33,333 shares of Company common stock at a price of $3.00 per share, and warrants to purchase an aggregate of 16,666 shares of Company common stock at $4.00 per share. These warrants were valued at $32,583 using the Black Scholes Model, assuming a life of three years, volatility of 550%, and a risk free borrowing rate of 3.25% and will be charged to interest expense over the life of the debt commencing in 2006. In connection with this financing, the Company paid a cash private placement fee of $9,000. The February Financing was conducted in accordance with Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act.

       The proceeds from the Placement Agency Agreement with Indigo were used to fund operations, maintain compliance with the periodic filing requirements of the Securities and Exchange Commission, as well as to further the Company's acquisition of Kirk Pharmaceuticals, LLC and its affiliate ANDAPharm, LLC.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5.  OTHER INFORMATION.

       InCon Technologies, Inc., a wholly-owned subsidiary of the Company, and Asia Pacific Investment Holdings Limited (collectively, the "Sellers"), entered into a Purchase and Sale Agreement, dated as of October 31, 2005 (the "Purchase Agreement"), pursuant to which the Sellers agreed to sell their respective fifty percent (50%) ownership interests in InCon Processing, LLC ("InCon"), to InCon International, Inc. in exchange for all of the membership units of Bali Holdings, LLC ("Bali") which are owned by N.P. Shaikh ("Shaikh") and John R. Palmer ("Palmer"). The sale was made upon the Company's determination that InCon's operations, which includes high vacuum distillation, production toll work and process development, would no longer comprise a material element in the Company's business strategy.

       Pursuant to the Purchase Agreement, the Sellers have agreed to provide consulting services to InCon for a term of three (3) years in consideration for an annual consulting fee in the amount of the lesser of: (a) One Hundred Thousand Dollars ($100,000.00) and (b) twenty-five percent (25%) of InCon's annual earnings before interest, taxes, depreciation and amortization over the five (5) years beginning on October 31, 2005 ("Consulting Fee"); provided however, that the total payments to each of the Sellers in respect of the Consulting Fee shall not exceed Three Hundred Thousand Dollars ($300,000.00). The Consulting Fee is subject to certain acceleration provisions as provided in the Purchase Agreement.

       As a condition to the Closing of the sale of InCon membership interests, InCon is obligated to complete the development of certain tocotrienol processing technology (the "Technology") and to convey the sole right, ownership and interest in the Technology to the Sellers who shall thereafter have the exclusive right to patent, license or sell the Technology in its sole discretion. While management believes that InCon will deliver the technology, no assurance can be given that the technology will be received or that the sale will be consummated.

ITEM 6.  EXHIBITS.

       (a)    Exhibits

              10.1. Form of Purchase and Sale Agreement by and among the Company, Asia Pacific Investment Holdings Limited, InCon Technologies, Inc., Bali Holdings, LLC, InCon Processing, LLC, InCon International, Inc., N.P. Shaikh and John R. Palmer, dated as of October 31, 2005.

              10.2   Form of Consent of Noteholders of Bionutrics, Inc.

              31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

              31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

              32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (b)    Reports on Form 8-K

              (1) Form 8-K filed on March 7, 2006 regarding the Company's intent to change its name to Synovics Pharmaceuticals, Inc.

              (2)    Form  8-K  filed  on  January   19,  2006   regarding   the
                     commencement of Chemical, Manufacturing, and Control of the Company's first controlled-release generic drug candidate.

              (3) Form 8-K filed on November 7, 2005 regarding the Company receiving a commitment from BHC Interim Funding to invest $10.0 Million to fund the Acquisition of Kirk Pharmaceuticals.

                                BIONUTRICS, INC.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BIONUTRICS, INC.
                                        (Registrant)



Date:  March 16, 2006                   By: /s/ Ronald H. Lane
                                            --------------------------------
                                            Ronald H. Lane
                                            (President, Chief Executive Officer,
                                            Principal Accounting Officer and
                                            Chairman of the Board)