Form 10-Q
period 2006-04-30
Synovics Pharmaceuticals
filed 2006-06-21
CIK 1030839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  APRIL 30, 2006
                                       or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

                         Commission File Number: 0-22011

                         SYNOVICS PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                              86-0760991
------------------------------                            ----------------------
(STATE OR OTHER JURISDICTION OF                              I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER

2575 E. CAMELBACK RD., SUITE 450  PHOENIX, ARIZONA                 85016
--------------------------------------------------              ------------
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

                                Yes [ X ] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated Filer [  ]  Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                          Yes [  ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of June 15, 2006, there were 22,681,725 shares of common stock outstanding.

                         SYNOVICS PHARMACEUTICALS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q



                                                                            PAGE
PART I - FINANCIAL INFORMATION

ITEM I.  Financial Statements.


                         (UNAUDITED)
         Condensed Consolidated Balance Sheets                              3
         Condensed Consolidated Statements of Operations                    4
         Condensed Consolidated Statements of Cash Flows                    5
         Notes to Condensed Consolidated Financial Statements               6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                         15

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.        20

ITEM 4.  Controls and Procedures.                                           20


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.                                                 21

ITEM 1A. Risk Factors.                                                      21

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.       21

ITEM 3.  Defaults upon Senior Securities.                                   22

ITEM 4.  Submission of Matters to a Vote of Security Holders.               22

ITEM 5.  Other Information.                                                  22

ITEM 6.  Exhibits.                                                           23

SIGNATURES                                                                   25

SYNOVICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            APRIL 30,               OCTOBER 31,
                                                                                              2006                      2005
                                                                                       --------------------      -------------------
ASSETS                                                                                      Unaudited                 Audited
CURRENT ASSETS:
  Cash and cash equivalents                                                            $ 1,144,447              $ 128,819
  Inventory                                                                            3,669                    4,010
  Prepaid expenses and other current assets                                            122,035                  137,609
                                                                                       --------------------      -------------------
                                                        Total Current Assets           1,270,151                 270,438
                                                                                       --------------------      -------------------

PROPERTY - Net of accumulated depreciation of $73,013
  and $70,689, respectively                                                            15,259                    4,513
                                                                                       --------------------      -------------------

OTHER ASSETS:
  Deposits on equipment                                                                267,836                   234,494
  Deposits on purchase agreement                                                       200,000                   200,000
  Deferred financing fees                                                              1,983,437                 375,042
  Note receivable - long term                                                          150,000                   -
  Security deposits                                                                    13,348                    -
  Capitalized acquisition costs                                                        108,472                   -
  Patents  - net of accumulated amortization of
   $327,965 and $312,816, respectively                                                 14,585,000                14,600,149
  Investment in InCon Processing, LLC                                                  -                         1,226,919
                                                                                       --------------------      -------------------
                                                        Total Other Assets             17,308,093                16,636,604
                                                                                       --------------------      -------------------
TOTAL                                                                                  $18,593,503               $16,911,555
                                                                                       ====================      ===================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                     $1,244,426                $1,007,570
  Notes payable - shareholders and others                                              1,406,452                 1,452,100
  Convertible bridge notes - current portion                                           1,563,130                 -
  Accrued interest to shareholders                                                     888,604                   731,792
  Other accrued liabilities                                                            901,027                   992,362
                                                                                       --------------------      -------------------
                                                        Total current liabilities      6,003,639                 4,183,824
                                                                                       --------------------      -------------------
LONG-TERM LIABILITIES:
  Convertible bridge notes                                                             2,166,474                 1,423,980
                                                                                       --------------------      -------------------
                                                        Total liabilities              8,170,113                 5,607,804
                                                                                       --------------------      -------------------
STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value - authorized,  5,000,000 shares;
     591,850 and 591,850 issued and outstanding, respectively
     (liquidation preference of $798,998)                                              798,998                   798,998
  Common stock - $.001 par value - authorized, 45,000,000 shares;
     22,681,725 and 22,681,725 issued and outstanding, respectively                    22,681                    22,681
  Additional paid-in capital                                                           55,384,292                54,802,634
  Warrants                                                                             2,685,560                 511,650
  Accumulated deficit                                                                  (48,283,341)              (44,832,212)
  Common stock in treasury                                                             (184,800)                 -
                                                                                       --------------------      -------------------
                                                        Total stockholders'
                                                        equity                         10,423,390                11,303,751
                                                                                       --------------------      -------------------
TOTAL                                                                                  $18,593,503               $ 16,911,555
                                                                                       ====================      ===================

SYNOVICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                              THREE MONTHS                      SIX MONTHS
                                                                             ENDED APRIL 30,                   ENDED APRIL 30,
                                                                      ------------------------------    ----------------------------
                                                                           2006             2005            2006            2005
                                                                      --------------    ------------    -------------    -----------
REVENUES:                                                             $475              $2,107          $2,115           $5,092
                                                                      --------------    ------------    -------------    -----------

COST OF REVENUES                                                      79                346             335              839
                                                                      --------------    ------------    -------------    -----------

                                       Gross profit                   396               1,761           1,780            4,253
                                                                      --------------    ------------    -------------    -----------

OPERATING EXPENSES:
     Research and development                                         163,639           9,596           324,487          12,956
     Selling, general and administrative                              638,618           239,740         1,381,450        541,090
                                                                      --------------    ------------    -------------    -----------

                                       Total operating expenses       802,257           249,336         1,705,937        554,046
                                                                      --------------    ------------    -------------    -----------


OPERATING LOSS                                                        (801,861)         (247,575)       (1,704,157)      (549,793)
                                                                      --------------    ------------    -------------    -----------

OTHER INCOME (EXPENSES):
     Other income                                                     30,000            2,959           140,000          3,402
     Interest expense, net                                            (517,078)         (2,101)         (844,853)        (2,545)
                                                                      --------------    ------------    -------------    -----------

                                       Total other (expenses)
                                       income                         (487,078)         858             (704,853)        857
                                                                      --------------    ------------    -------------    -----------

NET LOSS FROM CONTINUED OPERATIONS                                    (1,288,939)       (246,717)       (2,409,010)      (548,936)
                                                                      --------------    ------------    -------------    -----------

NET LOSS FROM DISCONTINUED OPERATIONS
     Equity in the loss of InCon Processing, LLC                      (963,685)         (17,075)        (1,042,119)      (229,737)
                                                                      --------------    ------------    -------------    -----------

NET LOSS                                                              $(2,252,624)      $(263,792)      $(3,451,129)     $(778,673)
                                                                      ==============    ============    =============    ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE
FROM CONTINUED OPERATIONS                                             $(0.06)           $(0.01)         $(0.11)          $(0.03)
                                                                      ==============    ============    =============    ===========


BASIC AND DILUTED NET LOSS PER COMMON SHARE
FROM CONTINUED AND DISCONTINUED OPERATIONS                            $(0.10)           $(0.01)         $(0.15)          $(0.04)
                                                                      ==============    ============    =============    ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                                           22,681,725        19,158,842      22,681,725       17,565,503
                                                                      ==============    ============    =============    ===========

SYNOVICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   SIX MONTHS
                                                                                                 ENDED APRIL 30,
                                                                                       ------------------------------------
                                                                                            2006                 2005
                                                                                       ----------------     ---------------
OPERATING ACTIVITIES:
Net loss                                                                               $(3,451,129)         $(778,673)
Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation and amortization                                                        17,473               15,770
  Equity in the loss of joint venture                                                  1,042,119            229,737
  Stock based compensation                                                                                  43,750
  Amortization of bridge loan discount                                                 553,651              -
  Changes in operating assets and liabilities:
      Inventory                                                                        342                  857
      Prepaids and other current assets                                                15,574               (207,450)
      Other assets                                                                     (13,349)             -
      Accounts payable                                                                 236,856              102,290
      Accrued liabilities                                                              65,477               (90,350)
                                                                                       ----------------     ---------------
Net cash used in operating activities                                                  (1,532,986)          (684,069)
                                                                                       ----------------     ---------------

INVESTING ACTIVITIES:

  Capital expenditures                                                                 (46,413)             -
  Deferred fees associated with acquisition activities                                 (108,472)            -
                                                                                       ----------------     ---------------
Net cash provided by investing activities                                              (154,885)
                                                                                       ----------------     ---------------

FINANCING ACTIVITIES:
  Issuance of common stock                                                             -                    202,500
  Proceeds from debt                                                                   3,000,000            -
  Fees from debt issuance                                                              (250,853)            -
  Repayment of debt                                                                    (45,648)             -
                                                                                       ----------------     ---------------
Net cash provided by financing activities                                              2,703,499            202,500
                                                                                       ----------------     ---------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                       1,015,628            (481,569)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         128,819              629,257
                                                                                       ----------------     ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $1,144,447           $147,688
                                                                                       ================     ===============

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
ACTIVITIES:
  Settlement of debt through issuance of common stock                                               $0             $49,500
                                                                                       ================     ===============

 Rights to technology acquired through issuance of common stock                                     $0         $13,800,000
                                                                                       ================     ===============

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A -          BASIS OF PRESENTATION
                           The  accompanying  unaudited  Condensed  Consolidated
                  Financial  Statements of Synovics  Pharmaceuticals,  Inc. (the
                  "Company")  have been prepared in accordance  with  accounting principles  generally accepted in the United States of America for interim financial information and the instructions to Form
                  10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in  the  United  States  of  America  for  complete  financial statements.  In the  opinion of  management,  all  adjustments
                  (which include only normal recurring adjustments) necessary to present fairly the financial  position,  results of operations and cash flows for all periods  presented  have been made. The results  of  operations  for  the  three-month  and  six-month periods ended April 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire year
                  ending   October   31,   2006.   These   unaudited   condensed
                  consolidated   financial   statements   should   be   read  in
                  conjunction  with  the  Company's  financial   statements  and
                  accompanying  notes  thereto  as of and  for  the  year  ended
                  October 31,  2005.  The  accompanying  condensed  consolidated financial  statements  have been  prepared on a going  concern basis,  which  contemplates  the realization of assets and the satisfaction  of liabilities in the normal course of business.
                  The  Company  has  incurred  accumulated  operating  losses of
                  $48,283,341  through  April 30,  2006 which  have been  funded through the issuance of stock and debt. The losses incurred to
                  date,   the   uncertainty   regarding  the  ability  to  raise
                  additional capital and the Company's inability to generate gross profits and positive cash flows from operations indicate that the Company may not be able to continue as a going concern for a reasonable period of time.

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

Note C -          LICENSE AGREEMENT
                           The  Technology   License   Agreement  (the  "License
                  Agreement")  dated March 16, 2005  entered  into with  Nostrum
                  Pharmaceuticals, Inc. ("Nostrum") and the Company, replaced in its entirety  the Product  Development  and License  Agreement
                  dated  as  of  June  16,  2004.   Under  the  revised  License
                  Agreement, the Company received an exclusive license to develop and commercialize ten 505(b)(2) products (brandable pharmaceutical products that qualify for filing with the United States Food and Drug Administration (the "FDA") under a
                  "505(b)(2)" application and ten generic products (generic bio-equivalents of branded products which qualify for filing with the FDA pursuant to an Abbreviated New Drug Application)) under the Nostrum Technology (as defined in the License
                  Agreement) within a three year period. As consideration for the License Agreement, the Company issued 12 million shares of its common stock, and agreed to pay Nostrum royalties on net sales of generic products equal to 50% of gross profit. As of April 30, 2006, the Company has paid $1,713,637 to Nostrum as remuneration for research and development costs associated with the licensed technology.

Note D -          PURCHASE AGREEMENT
                           In July 2005,  the  Company  entered  into a Purchase
                  Agreement  (the "Kirk  Purchase  Agreement")  to acquire  Kirk
                  Pharmaceuticals,   LLC,  and  its  affiliate,  ANDAPharm,  LLC
                  (collectively,   "Kirk")  for   $12,000,000   in  cash  and  a
                  promissory note. Kirk is a Florida based pharmaceutical company that manufactures over-the-counter ("OTC") and generic prescription drugs in its FDA and DEA approved facility. Kirk currently manufactures and/or markets 30 OTC solid dose and soft gel pharmaceuticals under current Good Manufacturing
                  Practices ("cGMP") guidelines. Kirk was founded in 1999 and has grown to more than 100 people and occupies 70,000 square feet of manufacturing space.

                           On  May  25,  2006,  the  Company   consummated   the
                  acquisition of Kirk, and is currently working with Kirk's existing management to integrate the two companies. The Company anticipates that Kirk will provide potential cash flow from its operations to fund some of the Company's planned clinical trials and will be the designated manufacturing facility for the Company.

Note E - PLACEMENT AGENCY AGREEMENT
                           On  September  27, 2005,  the Company  entered into a
                  Placement Agency Agreement with Indigo Securities LLC, a Delaware limited liability company ("Indigo") whereby, Indigo agreed to act as the Registrant's agent in connection with (i) the sale by the Registrant of from $5,000,000 to $10,000,000 million, face amount of the Company's 10% Senior Notes, to be offered together with warrants, (ii) the sale (the "Bridge Financing") by the Company of up to $2,500,000, face amount of the Company's 9% Convertible Bridge Notes (the "Bridge Notes"), to be offered together with warrants (the "Bridge Warrants") and (iii) the sale by the Company of up to $5 million of Series A Convertible Preferred Stock ("Series A Preferred Stock") of the Company together with warrants, all of which will be offered on terms and conditions agreed upon by the Parties. As of the date herein, the Company has issued $3,345,000 under the 9% Convertible Bridge Notes. No Series A Convertible Preferred Stock has been issued.

                           As a result of the consummation of the acquisition of
                  Kirk which was financed through the Bank of India, and the $6,000,000 equity investment with Maneesh Pharmaceuticals PVT LTD. ("Maneesh"), the Company may be required to repay its currently outstanding Bridge Notes. The Company has solicited the consent of the holders of the Bridge Notes to convert their Bridge Notes into, and exchange their Bridge Notes for, an amended form of convertible note (the "Revised Note") accruing interest at the rate of 9% per annum and convertible into shares of Common Stock at the conversion price of $2.50 per share. The Revised Note shall mature on April 3, 2009 and constitute unsecured indebtedness of the Company.

Note F - INDIGO PLACEMENT AGENCY WARRANTS

                           On February 3, 2006,  Indigo  Ventures LLC,  issued a
                  promissory Note in the amount of $150,000 to the Company for the purchase of 500,000 warrants with an exercise price of $5.00 per share and a term of 3 years. The note will accrue interest at a rate of 4.19% per annum compounded annually, commencing one hundred eighty (180) days from the execution date of the note, and shall be due and payable on September 27, 2010. All amounts due under this note shall be secured by the Maker's warrant for 500,000 shares of the Company's stock. Following any Event of Default and foreclosure, the Company shall have the absolute right to dispose of the warrant in any manner it chooses in order to satisfy the obligation. These warrants were valued at $991,924 using the Black Scholes Model, assuming a life of three years, volatility of 198%, and a risk free borrowing rate of 4.9% and will be charged to interest expense over the life of the note commencing in 2006.

                           On April 30, the Company  issued  75,263  warrants to
                  Indigo Ventures, LLC as additional compensation for the gross proceeds of $3,345,000 raised under the Convertible Bridge Loan. These warrants were valued at $213,691 using the Black Scholes Model, assuming a life of three years, volatility of 172%, and a risk free borrowing rate of 4.9% and will be charged to interest expense over the life of the bridge notes commencing in 2006.

Note G -          PURCHASE AND SALE AGREEMENT
                           InCon Technologies,  Inc., a wholly-owned  subsidiary
                  of the Company,  and Asia Pacific Investment  Holdings Limited
                  (collectively, the "Sellers"), entered into a Purchase and Sale Agreement, dated as of October 31, 2005 (the "InCon
                  Purchase Agreement"), pursuant to which the Sellers agreed to sell their respective fifty percent (50%) ownership interests in InCon Processing, LLC ("InCon"), to InCon International,
                  Inc.

                  in exchange for all of the membership units of Bali Holdings, LLC ("Bali") which are owned by N.P. Shaikh ("Shaikh") and John R. Palmer ("Palmer"). The sale was made upon the Company's determination that InCon's operations, high vacuum distillation, production toll work and process development, would no longer comprise a material element in the Company's business strategy.

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

                           As a  condition  to the  Closing of the sale of InCon
                  membership interests, InCon is obligated to complete the development of certain tocotrienol processing technology (the "Technology") and to convey the sole right, ownership and interest in the Technology to the Sellers who shall thereafter have the exclusive right to patent, license or sell the Technology in its sole discretion. On April 30, 2006, InCon delivered the Technology to the Sellers, and the Sellers assigned and transferred all rights, title, and interest in InCon Processing to InCon International, Inc. The Company recorded the disposition of its investment in InCon by valuing the 56,000 shares that it received in treasury stock at $3.30 per share, or $184,800 aggregately, and recognized a loss on investment of $923,839. The Company did not assign any value to the Technology received, as it still requires a substantial investment by the Company before it can be patented.

Note H -          LEASED FACILITIES
                            The Company  leases  office space in Edison,  NJ and
                  Phoenix, AZ. Total monthly rent is approximately $9,300 under the lease agreements, which expire at various dates throughout
                  2009.

Note I -          COMPANY NAME CHANGE
                           On April 11,  2006,  the  Company  announced  that it
                  completed the process of changing its name and was now trading under the symbol "SYVC" on the bulletin board. The Company previously announced that it had begun the process of changing its name from Bionutrics, Inc. to Synovics Pharmaceuticals, Inc. by filing a Preliminary 14C with the SEC on Feb 3, 2006 and by filing a Definitive 14C on March 2, 2006.

Note J -          SUBSEQUENT OR SIGNIFICANT EVENTS
                           On May 17, 2006,  the Company  announced  that it had
                  obtained  ownership  of an  Abbreviated  New Drug  Application
                  (ANDA) filed with the FDA for an Extended Release (XR) 500mg dosage of Metformin (the Product") as part of an ANDA transfer and licensing agreement with Nostrum Pharmaceuticals, Inc.

                           Nostrum will cooperate with the Company in all phases
                  of the work to be performed under the licensing agreement, including, necessary studies, validations, and tests related to the Product. Until the Company has received ANDA approval for the Product, Nostrum is to make the Nostrum personnel directly involved with the Product available to advise and consult about its development and manufacture. Nostrum also agrees that its President will be personally available to consult and advise during all aspects of the development of the ANDA for the Product. The Company is to reimburse Nostrum for its reasonable out-of-pocket expenses incurred in performance of the obligations set forth in Section 3.1(c) Metformin Licensing Agreement.

                           In May 2006,  in partial  consideration  for granting
                  the license, the Company paid $150,000 to Nostrum. The Company has agreed to make milestone payments in further consideration for the license granted, and the following such payments will be made within 30 days of achieving each milestone:

                           (i)      One  hundred  and  fifty  thousand   dollars
                                    ($150,000) USD upon the receipt of approval for ANDA 76-756;

                           (ii) The Company agrees to pay to Nostrum royalties on net sales of product in the Territory equal to twenty percent (20%) of net sales up to a maximum of one million five hundred thousand ($1,500,000).

                  In May 2006, the Company consummated its acquisition of Kirk Pharmaceuticals, LLC and its subsidiary. The aggregate purchase price was $12,000,000 (the "Purchase Price") (i) $9,000,000 (the "Cash Purchase Price") at the closing and (ii) a promissory note (the "Kirk Acquisition Note") in the principal amount of $3,000,000. The Kirk Acquisition Note constitutes a general unsecured obligation of the Company.

                  Immediately prior to the closing of the acquisition of Kirk, the Company consummated two financings to satisfy the Cash Purchase Price and its working capital requirements, as follows: (i) a credit facility with Bank of

                  India,  New York Branch (the "Bank of India  Financing");  and
                  (ii) the sale of 1,500,000 shares of common stock, par value $0.001 per share (the "Common Stock"), of the Company to Maneesh, an India-based accredited investor (as defined in Rule 501 (a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act")) (the "Maneesh Investment").

                  The Bank of India Financing is structured as senior secured indebtedness in the principal amount (the "Principal") of $10,500,000. Of the Principal, $5,250,000 was required to be utilized to satisfy a portion of the Cash Purchase Price and $5,250,000 was required to be utilized for working capital purposes (the "Working Capital Loan"). Of the portion of the Principal that represented the Working Capital Loan, the Company is entitled to borrow from time to time an amount equal to 70% of the value of fully paid inventory and accounts receivable of the Company together with 100% of cash in accounts maintained by the Company and its subsidiaries at the Bank of India, or $5,250,000, which ever is less. The Bank of India accrues interest at the prime rate of interest as determined by the Bank of India plus 1.0%. In the event of any default, such interest rate shall increase to the prime rate of interest as determined by Bank of India plus 3.0%. Interest is payable monthly. The Principal is to be repayed with payments that increase over time through December 31, 2010.

                  Prepayments will incur be subject to a fee equal to 1.0% of the amount prepaid for each year or portion thereof remaining between the date of prepayment and December 31, 2010.

                  The obligations of the Company to the Bank of India Financing have been guaranteed jointly and severally by its subsidiaries. The Bank of India has a first priority security interest in the subsidiaries and assets.

                           An officer of the  Company  has also  guaranteed  the
                  obligations to the Bank of India.

                           Simultaneously with the closing of the acquisition of
                  Kirk and the Bank of India Financing, the Company consummated the sale of the above mentioned 1,500,000 shares of common stock to Maneesh. The purchase price was $4.00 per share, resulting in proceeds of $6,000,000. The Company has agreed to pay broker fees in the amount of $525,000 in for their services provided relative to the Bank of India financing, and $180,000 in cash for services provided in the Maneesh Investment. In addition, the Company has agreed to issue 300,000 warrants with an exercise price of $6.00 and term of three years for Introduction Services relative to the Maneesh Investment, as well as $180,000 in cash plus 45,000 warrants as a finder's fee for the Maneesh Investment.

                           As a result of the  consummation of the Bank of India
                  Financing and the Maneesh Investment, the Company may be required to repay its currently outstanding Bridge Notes. The Company has solicited the consent of the holders of the Bridge Notes to convert their Bridge Notes into revised notes accruing interest at the rate of 9% per annum and convertible into shares of Common Stock at the conversion price of $2.50 per share. The revised notes would mature on April 3, 2009 and constitute unsecured indebtedness of the Company.

                           On May 23, 2006, the Company  provided written notice
                  that it was terminating its Placement Agency Agreement. All fees paid thereto by the Company under the Placement Agency Agreement in connection with the Bridge Note Placement are to be retained by the Placement Agency.

                         SYNOVICS PHARMACEUTICALS, INC.

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

OUR BUSINESS

         Synovics Pharmaceuticals, Inc. is a pharmaceutical company focusing on the development of oral controlled-release drug formulations utilizing proprietary drug formulations and delivery technologies. The Company has licensed proprietary oral-control release technology with the rights to develop exclusively and worldwide, ten generic and ten 505(b)(2) drugs (improved formulations of previously approved drugs). The Company intends to invest the majority of its resources in the development and commercialization of these products during the next few years.

GENERAL

         The Company is a development stage company and is anticipating a prolonged period of losses and negative cash flows while it develops and commences commercialization of its planned products. The Company's future operating results will depend largely on its ability to achieve the following:

         -        Debt  and  equity   financing  to  support  the  research  and
                  development activities
         -        Successful integration of Kirk Pharmaceuticals and ANDAPharm
         -        Successful development and testing of product candidates
         - Receipt of required regulatory approvals related to product candidates
         -        Commercialization of the Company's products
         -        Gaining a competitive position in the market

DEVELOPMENTS DURING THE THREE MONTHS ENDED APRIL 30, 2006

         In March 2006, the Company announced that it has initiated the process for its second controlled-release generic drug candidate, SNG1002a, with chemical, manufacturing and control ("CMC") development. Concomitantly, the Company is conducting biostudies to demonstrate "bioequivalency" as the Company moves this second product towards commercialization. These efforts are intended to provide confirmation of the formulation and biostudies previously undertaken in India. Successful completion of development efforts on drug candidates SNG1001a and SNG1002a are anticipated to result in the Company's first two in a series of Abbreviated New Drug Application ("ANDA") filings with the FDA. SNG1002a is a formulated generic version of a branded drug in a chemical category with annualized US sales in excess of $800 million (IMS).

FOCUS FOR REMAINDER OF 2006

         The Company's primary focus for the remainder of 2006 will be to work with Kirk Pharmaceuticals' existing management to integrate the two companies. The Company will also continue its efforts to secure debt and equity financing to support operations, further its "bioequivalency" studies of SNG1001a and SNG1002a, as well as to further its research and development program on other drug candidates in order to be in a position to realize the potential of its licensed technology.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED APRIL 30, 2006  COMPARED  WITH THREE MONTHS ENDED APRIL 30,
2005.

         Consolidated gross revenues for the quarter ended April 30, 2006 was $500 compared to $2,100 for the same quarter in 2005.

         The Company has been unprofitable since inception, and continues to generate limited revenue as the Company's subsidiary, Bionutrics Health Products Inc., sells through its remaining evolvE(R) inventory, a product which is no longer being marketed or developed due to the Company's shift in business strategy from the discovery and development of pharmaceutical and functional nutrition products to the development of oral controlled-release drug formulations utilizing proprietary drug formulation and delivery technologies. The Company does not anticipate sales from evolvE(R) beyond this fiscal year.

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

         Cost of revenues for the three months ended April 30, 2006 was $100 compared to $400 for the same three months in 2005.

         Research and development expenses for the three months ended April 30, 2006 was $164,000 compared to $10,000 for the same three months in 2005. This increase is due to the remuneration of research and development costs associated with the Nostrum licensed technology of $114,000, as well as $50,000 in fees associated with the development of SNG1001a.

         Operating expenses for the three months ended April 30, 2006 was $639,000 compared to $240,000. This increase is due primarily to $256,000 in salary expense for increased staffing needs, $133,000 in consulting expense, $82,000 in travel, and $77,000 in legal, all of which are necessary to accomplish the Company's business objectives and increased business activities.

         On April 30, 2006, the Company disposed of its investment in InCon Processing, LLC. The Company recorded the disposition of its investment by valuing the 56,000 shares that it received in treasury stock at $3.30 per share, or $184,800 aggregately, and recognized a loss on investment of $923,839. In addition to the treasury stock, the Company also received the rights to certain tocotrienol technology; however, the Company did not assign any value to the technology received, as it still requires a substantial investment by the Company before it can be patented.

         The net loss of $2,253,000, or $.10 per share, for the three months ended April 30, 2006 was due primarily to the Company's inability to generate sufficient cash flow to support operations. The Company also expects cumulative losses to increase due to its research and development activities related to the License Agreement with Nostrum.

SIX MONTHS ENDED APRIL 30, 2006 COMPARED WITH SIX MONTHS ENDED APRIL 30, 2005.

         Consolidated gross revenues for the quarter ended April 30, 2006 was $2,100 compared to $5,100 for the same quarter in 2005.

         Cost of revenues for the six months ended April 30, 2006 was $300 compared to $800 for the same six months in 2005.

         Research and development expenses for the six months ended April 30, 2006 was $325,000 compared to $13,000 for the same six months in 2005. This increase is due to the remuneration of research and development costs associated with the Nostrum licensed technology as well as fees associated with the development of SNG1001a.

         Operating expenses for the six months ended April 30, 2006 was $1,381,000 compared to $541,000. This increase is due primarily to $564,000 in salary expense for increased staffing needs, $127,000 in recruiting fees, $199,000 in consulting expense, $127,000 in travel, $149,000 in legal, and $74,000 in accounting, all of which are necessary to accomplish the Company's business objectives and increased business activities.

         On April 30, 2006, the Company disposed of its investment in InCon Processing, LLC. The Company recorded the disposition of its investment by valuing the 56,000 shares that it received in treasury stock at $3.30 per share, or $184,800 aggregately, and recognized a loss on investment of $923,839. In addition to the treasury stock, the Company also received the rights to certain tocotrienol technology; however the Company did not assign any value to the technology received, as it still requires a substantial investment by the Company before it can be patented.

         The net loss of $3,451,000, or $.15 per share, for six months ended April 30, 2006 was due primarily to the Company's inability to generate sufficient cash flow to support operations. The Company also expects cumulative losses to increase due to its research and development activities related to the License Agreement with Nostrum.

         The Company did not engage in any unusual, infrequent event or transaction or any significant economic changes that would materially affect the amount of income reported from continuing operations. Nor did the Company engage in any off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company's operations have not generated sufficient revenues to satisfy the Company's operating capital needs. The Company has financed its operations primarily through the sale of its common stock, warrants and debt by means of private placements. The Company had a working capital deficit of $4,734,000 at April 30, 2006 as compared with $3,913,000 at October 31, 2005. Cash and cash equivalents were $1,145,000 at April 30, 2006, as compared with $129,000 at October 31, 2005, an increase of $1,016,000.

         Net cash used in operating activities during the six-month period ended April 30, 2006 was $1,533,000. This resulted from the Company's net loss of $3,451,000, offset in part by certain non-cash items attributable to expenses including, but not limited to the disposition of its investment in InCon
Processing of $1,042,000, amortization of bridge note discount of $554,000, depreciation expense of $17,000, and an increase in accounts payable of $237,000. The Company has generally incurred negative cash flows from operations since inception, which will continue due to research and development activities related to the License Agreement with Nostrum.

         Net cash used in investing activities during the six months ended April 30, 2006 was $155,000. This resulted from capital expenditures of equipment of $46,000 and deferred fees associated with the Kirk acquisition of $108,000.

         Net cash provided by financing activities during the six months ended April 30, 2006 was $2,703,000, which resulted from the proceeds of debt of $3,000,000, less fees associated with the debt issuance of $251,000, and the repayment of $46,000 in debt.

         The Company did not enter into any material capital expenditure agreements, nor did it engage in any off balance sheet financing during the reporting period.

The following table depicts our obligations and commitments as of April 30, 2006 to make future payments under existing contracts or contingent commitments.

------------------------------------------------------------------------------------------------------------
                                                                PAYMENTS DUE BY PERIOD
------------------------------------------------------------------------------------------------------------
                                                        LESS THAN 1                              AFTER 5
------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                      Total         YEAR        1-3 YEARS    4-5 YEARS     YEARS
------------------------------------------------------------------------------------------------------------
Short - Term Debt Obligations
includes interest through 04/30/06          $2,424,001  $2,424,001         $0           $0          $0
------------------------------------------------------------------------------------------------------------
Current Portion of Long-Term
Obligations include interest thru
04/30/06                                     1,576,968   1,576,968
------------------------------------------------------------------------------------------------------------
Long - Term Obligations includes
Interest thru 04/30/06                       2,330,137       0           2,180,137   150,000         0
------------------------------------------------------------------------------------------------------------
Total                                       $6,331,106   $4,000,969     $2,180,137  $150,000        $0
------------------------------------------------------------------------------------------------------------

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

         In April 2006, the Company completed a private placement of convertible notes and warrants (the "April Financing"). The gross proceeds of the April Financing totaled $1,550,000. Pursuant to the April Financing, the Company issued $1,550,000 of principal amount of 9% convertible notes, which are convertible into an aggregate of 516,667 shares of Company common stock at a price of $3.00 per share, and warrants to purchase an aggregate of 258,333 shares of Company common stock at $4.00 per share. These warrants were valued at $557,900 using the Black Scholes Model, assuming a life of three years, volatility of 489%, and a risk free borrowing rate of 4.88% and will be charged to interest expense over the life of the debt commencing in 2006. In connection with this financing, the Company paid a legal and fees $82,000.

All trends, demands, commitments, events and uncertainties resulting in a material increase or decrease in liquidity have been reported. All internal and external sources of liquidity have been identified, and all material commitments of capital expenditures as of the end of the quarter have been identified.


FUTURE CAPITAL REQUIREMENTS

         All of the Company's product candidates are in the early stages of research and development, and will require additional research, development, clinical testing, regulatory approval, and a commitment of significant additional resources prior to commercialization. Based on its current operating plan, the Company has sufficient capital resources to meet its obligations through the third quarter of 2006. The Company requires additional funding in order to move forward with our research and development plan. The Company has reasonable assumptions that additional debt or equity financing may be available; however, it can provide no assurance that such funding will be obtained. The Company's future capital requirements will depend on many factors, including the following:

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

         In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President, Chief Financial Officer and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company's management including the President, Chief Financial Officer and Secretary, concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to the period covered by this Quarterly Report.


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

         In April 2006, the Company completed a private placement of convertible notes and warrants (the "April Financing"). The gross proceeds of the April Financing totaled $1,550,000. Pursuant to the April Financing, the Company issued $1,550,000 of principal amount of 9% convertible notes, which are convertible into an aggregate of 516,667 shares of Company common stock at a price of $3.00 per share, and warrants to purchase an aggregate of 258,333 shares of Company common stock at $4.00 per share. These warrants were valued at $557,900 using the Black Scholes Model, assuming a life of three years, volatility of 489%, and a risk free borrowing rate of 4.88% and will be charged to interest expense over the life of the debt commencing in 2006. In connection with this financing, the Company paid a legal and fees $82,000. The April Financing was conducted in accordance with Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act.

         The proceeds from the convertible bridge notes were used to fund operations, maintain compliance with the periodic filing requirements of the Securities and Exchange Commission, as well as to consummate the Company's acquisition of Kirk Pharmaceuticals, LLC and its affiliate ANDAPharm, LLC.

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


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5.        OTHER INFORMATION.

         InCon Technologies, Inc., a wholly-owned subsidiary of the Company, and Asia Pacific Investment Holdings Limited (collectively, the "Sellers"), entered into a Purchase and Sale Agreement, dated as of October 31, 2005 (the "InCon Purchase Agreement"), pursuant to which the Sellers agreed to sell their respective fifty percent (50%) ownership interests in InCon Processing, LLC ("InCon"), to InCon International, Inc. in exchange for all of the membership units of Bali Holdings, LLC ("Bali") which are owned by N.P. Shaikh ("Shaikh") and John R. Palmer ("Palmer"). The sale was made upon the

Company's determination that InCon's operations, high vacuum distillation, production toll work and process development, would no longer comprise a material element in the Company's business strategy.

         Pursuant to the InCon Purchase Agreement, the Sellers have agreed to provide consulting services to InCon for a term of three (3) years in consideration for an annual consulting fee in the amount of the lesser of: (a) One Hundred Thousand Dollars ($100,000.00) and (b) twenty-five percent (25%) of InCon's annual earnings before interest, taxes, depreciation and amortization over the five (5) years beginning on October 31, 2005 ("Consulting Fee"); provided however, that the total payments to each of the Sellers in respect of the Consulting Fee shall not exceed Three Hundred Thousand Dollars ($300,000.00). The Consulting Fee is subject to certain acceleration provisions as provided in the Purchase Agreement.

         As a condition to the Closing of the sale of InCon membership interests, InCon is obligated to complete the development of certain tocotrienol processing technology (the "Technology") and to convey the sole right, ownership and interest in the Technology to the Sellers who shall thereafter have the exclusive right to patent, license or sell the Technology in its sole discretion. On April 30, 2006, InCon delivered the Technology to the Sellers, and the Sellers assigned and transferred all rights, title, and interest in InCon Processing to InCon International, Inc. The Company recorded the disposition of its investment in InCon by valuing the 56,000 shares that it received in treasury stock at $3.30 per share, or $184,800 aggregately, and recognized a loss on investment of $923,839. The Company did not assign any value to the Technology received, as it still requires a substantial investment by the Company before it can be patented.

ITEM 6.        EXHIBITS.

     (a)       Exhibits

               31.1      Certification  of Chief Executive  Officer  pursuant to
                         Rules   13a-14(a)  and  15d-14(a)  of  the   Securities
                         Exchange Act

               31.2      Certification  of Chief Financial  Officer  pursuant to
                         Rules   13a-14(a)  and  15d-14(a)  of  the   Securities
                         Exchange Act

               32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)       Reports on Form 8-K

               (1) Form 8-K filed on June 12, 2006 regarding the Company's announcement that it has initiated the process for its third controlled-release generic drug candidate.

               (2) Form 8-K/A filed on May 31, 2006 regarding amendments to the Exhibits of its May 26, 2006 Form 8-K filing.

               (3) Form 8-K filed on May 26, 2006 regarding consummating the acquisition of Kirk and raising $21.25 Million in Financing.

               (4) Form 8-K filed on May 19, 2006 regarding the addition of new Key Management joining the Company.

               (5) Form 8-K filed on May 19, 2006 regarding the Company's acquisition of its first Application for Approval of a Generic Drug with the FDA.

               (6)       Form  8-K  filed  on  April  12,  2006   regarding  the
                         Company's completing the process to change its name and trading symbol.

               (7)       Form  8-K  filed  on  March  29,  2006   regarding  the
                         Company's announcement that it has initiated the process for its second controlled-release generic drug candidate.

               (8) Form 8-K filed on March 7, 2006 regarding the Company's intent to change its name to Synovics Pharmaceuticals, Inc.

                         SYNOVICS PHARMACEUTICALS, INC.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SYNOVICS PHARMACEUTICALS, INC.
                                  (Registrant)



Date:  June 21, 2006              By:   /s/ Ronald H. Lane
                                      ------------------------------------------
                                       Ronald H. Lane
                                      (President, Chief Executive Officer, and
                                       Principal Accounting Officer)