Form 10-Q
period 2006-07-31
Synovics Pharmaceuticals
filed 2006-09-19
CIK 1030839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             JULY 31, 2006
                                       or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                         Commission File Number: 0-22011

                         SYNOVICS PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                              86-0760991
-------------------------------                            ---------------------
(STATE OR OTHER JURISDICTION OF                               I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NUMBER

2575 E. CAMELBACK RD., SUITE 450  PHOENIX, ARIZONA                     85016
--------------------------------------------------                   ---------
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

                                                                 Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of September 10, 2006 there were 26,044,630 shares of common stock outstanding.

                         SYNOVICS PHARMACEUTICALS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                            PAGE

PART I - FINANCIAL INFORMATION

ITEM I.  Financial Statements.

                                   (UNAUDITED)

         Condensed Consolidated Balance Sheets                               3
         Condensed Consolidated Statements of Operations                     4
         Condensed Consolidated Statements of Cash Flows                     5
         Notes to Condensed Consolidated Financial Statements                6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          13

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.         20

ITEM 4.  Controls and Procedures.                                            21


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.                                                  21

ITEM 1A. Risk Factors.                                                       21

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.        22

ITEM 3.  Defaults upon Senior Securities.                                    22

ITEM 4.  Submission of Matters to a Vote of Security Holders.                22

ITEM 5.  Other Information.                                                  22

ITEM 6.  Exhibits.                                                           23

SIGNATURES                                                                   25

SYNOVICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           JULY 31,          OCTOBER 31,
                                                                             2006               2005
                                                                         ------------       ------------
ASSETS                                                                    Unaudited           Audited
CURRENT ASSETS:
  Cash and cash equivalents                                              $  4,218,739       $    128,819
  Trade receivables                                                         1,176,000                  -
  Inventory                                                                 2,989,000              4,010
  Prepaid expenses and other current assets                                   586,029            137,609
                                                                         ------------       ------------
                  Total Current Assets                                      8,969,768            270,438
                                                                         ------------       ------------

PROPERTY - Net of accumulated depreciation of $74,536
  and $70,689, respectively                                                 1,364,384              4,513
                                                                         ------------       ------------

OTHER ASSETS:
  Deposits on equipment                                                       320,242            234,494
  Deposits on purchase agreement                                                    -            200,000
  Deferred financing fees                                                   2,270,913            375,042
  Note receivable - long term                                                 150,000                  -
  Security deposits                                                           145,548                  -
  Patents  - net of accumulated amortization of
   $335,539 and $312,816, respectively                                     15,722,426         14,600,149
  Investment in InCon Processing, LLC                                               -          1,226,919
  Goodwill                                                                 11,166,392                  -
                                                                         ------------       ------------
                  Total Other Assets                                       29,775,521         16,636,604
                                                                         ------------       ------------

TOTAL                                                                    $ 40,109,674       $ 16,911,555
                                                                         ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $  3,183,609       $  1,007,570
  Notes payable - shareholders and others                                     101,952          1,452,100
  Convertible bridge notes - current portion                                2,587,458                  -
  Accrued interest to shareholders                                                  -            731,792
  Other accrued liabilities                                                 2,486,383            992,362
                                                                         ------------       ------------
                  Total current liabilities                                 8,359,402          4,183,824
                                                                         ------------       ------------

LONG-TERM LIABILITIES:
  Convertible bridge notes                                                  1,080,403          1,423,980
  Long term debt                                                           13,500,000                  -
  Long term leases                                                            244,000                  -
                                                                         ------------       ------------
                  Total liabilities                                        23,183,805          5,607,804
                                                                         ------------       ------------

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value - authorized, 5,000,000 shares;
     591,850 and 591,850 issued and outstanding, respectively
     (liquidation preference of $798,998)                                     798,998            798,998
  Common stock - $.001 par value - authorized, 45,000,000 shares;
     22,044,630 and 22,681,725 issued and outstanding, respectively            26,044             22,681
  Additional paid-in capital                                               62,035,012         54,802,634
  Warrants                                                                  4,065,481            511,650
  Accumulated deficit                                                     (49,814,866)       (44,832,212)
  Common stock in treasury                                                   (184,800)                 -
                                                                         ------------       ------------
                  Total stockholders' equity                               16,925,869         11,303,751
                                                                         ------------       ------------

TOTAL                                                                    $ 40,109,674       $ 16,911,555
                                                                         ============       ============

SYNOVICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                   THREE MONTHS                        NINE MONTHS
                                                                  ENDED JULY 31,                      ENDED JULY 31
                                                         ------------------------------      ------------------------------
                                                             2006              2005              2006              2005

REVENUES:                                                $  5,354,000      $      2,564      $  5,356,115      $      7,656
                                                         ------------      ------------      ------------      ------------


COST OF REVENUES                                            3,886,668               382         3,887,003             1,221
                                                         ------------      ------------      ------------      ------------

                       Gross profit                         1,467,332             2,182         1,469,112             6,435
                                                         ------------      ------------      ------------      ------------


OPERATING EXPENSES:
     Research and development                                 570,942               210           895,429            13,166
     Selling, general and administrative                    1,445,511           167,255         2,826,986           708,345
                                                         ------------      ------------      ------------      ------------

                       Total operating expenses             2,016,453           167,465         3,722,415           721,511
                                                         ------------      ------------      ------------      ------------


OPERATING LOSS                                               (549,121)         (165,283)       (2,253,303)         (715,076)
                                                         ------------      ------------      ------------      ------------


OTHER INCOME (EXPENSES):
     Gain on debt forgiveness                                  31,017                 -            31,017                 -
     Other income                                                   -            10,293           140,000            13,695
     Interest expense, net                                 (1,013,395)           (2,466)       (1,858,249)           (5,011)
                                                         ------------      ------------      ------------      ------------

                       Total other (expenses) income         (982,378)            7,827        (1,687,232)            8,684
                                                         ------------      ------------      ------------      ------------


NET LOSS FROM CONTINUING OPERATIONS                        (1,531,499)         (157,456)       (3,940,535)         (706,392)
                                                         ------------      ------------      ------------      ------------


NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS
     Equity in the loss of InCon Processing, LLC                    -            12,561        (1,042,119)         (217,176)
                                                         ------------      ------------      ------------      ------------


NET LOSS                                                 $ (1,531,499)     $   (144,895)     $ (4,982,654)     $   (923,568)
                                                         ============      ============      ============      ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE

FROM CONTINUED OPERATIONS                                       (0.06)            (0.01)            (0.17)            (0.04)
                                                         ============      ============      ============      ============

FROM DISCONTINUED OPERATIONS                                        -                 -             (0.04)            (0.01)
                                                         ============      ============      ============      ============

NET LOSS PER SHARE                                              (0.06)            (0.01)            (0.21)            (0.05)
                                                         ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                                25,276,999        21,671,424        23,556,323        19,195,741
                                                         ============      ============      ============      ============

SYNOVICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         NINE MONTHS
                                                                                        ENDED JULY 31,
                                                                             ---------------------------------

                                                                                  2006                2005
                                                                             -------------        ------------
OPERATING ACTIVITIES:
Net loss                                                                     $  (4,982,654)       $   (923,568)
Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation and amortization                                                     26,570              23,753
  Equity in the loss of joint venture                                            1,042,119             217,176
  Stock based compensation                                                               -              43,750
  Amortization of bridge loan discount                                           1,094,216                   -
  Changes in operating assets and liabilities:
      Receivables                                                                  748,525                   -
      Inventory                                                                   (418,280)              1,242
      Prepaids and other current assets                                               (664)           (130,197)
      Other assets                                                                 (49,338)                  -
      Accounts payable                                                          (2,028,162)             50,670
      Accrued liabilities                                                        1,382,452             (81,217)
Net cash used in operating activities                                           (3,185,216)           (798,391)
                                                                             -------------        ------------


INVESTING ACTIVITIES:

  Capital expenditures                                                            (167,021)           (226,640)
  Acquisition activities                                                        (8,800,000)                  -
  Patent acquisitions                                                           (1,145,000)                  -
                                                                             -------------        ------------
Net cash used in investing activities                                          (10,112,021)           (226,640)
                                                                             -------------        ------------

FINANCING ACTIVITIES:
  Issuance of common stock                                                       5,640,000             457,900
  Proceeds from debt                                                            12,359,362                   -
  Repayment of debt                                                               (341,783)                  -
  Repayment of leases                                                             (270,422)                  -
                                                                             -------------        ------------
Net cash provided by financing activities                                       17,387,157             457,900
                                                                             -------------        ------------


NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                 4,089,920            (567,131)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     128,819             629,257
                                                                             -------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   4,218,739        $     62,126
                                                                             =============        ============

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
ACTIVITIES:
  Settlement of debt through issuance of common stock                           $2,394,000             $49,500
                                                                             =============        ============

 Rights to technology acquired through issuance of common stock                         $0         $13,800,000
                                                                             =============        ============

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A -          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

                  The accompanying unaudited Condensed Consolidated Financial Statements of Synovics Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month and nine-month periods ended July 31, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending October 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended October 31, 2005. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred accumulated operating losses of $49,814,866 through July 31, 2006 which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate gross profits and positive cash flows from operations indicate that the Company may not be able to continue as a going concern for a reasonable period of time.

                  PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of Synovics Pharmaceuticals, Inc. and its wholly owned subsidiaries, including, Kirk Pharmaceuticals, LLC and ANDAPharm, LLC acquired in May 2006 (collectively the "Company"). All significant inter-company transactions have been eliminated in consolidation.

                  CONCENTRATIONS OF CREDIT RISK

                  The Company places it cash balances with high quality financial institutions. At times, such balances may be in the excess of the FDIC insurance limit. The Company has not experienced any losses on such accounts and management believes that there is little risk of loss.

                  Accounts receivable are reported net of an allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will be actually collected. Management performs on-going credit evaluations of its customers and provides an allowance based on credit history and worthiness of its customers. Receivables are written off when deemed uncollectible.

                  REVENUE RECOGNITION

                  The Company recognizes revenue upon shipment of product

                  INVENTORY

                  Inventories are stated at the lower of cost (first-in, first-out method) or market.

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

Note C -          LICENSE AGREEMENT

                  The Technology License Agreement (the "License Agreement") dated March 16, 2005 entered into with Nostrum Pharmaceuticals, Inc. ("Nostrum") and the Company, replaced in its entirety the Product Development and License Agreement dated as of June 16, 2004. Under the revised License Agreement, the Company received an exclusive license to develop and commercialize ten 505(b)(2) products (brandable pharmaceutical products that qualify for filing with the United States Food and Drug Administration (the "FDA") under a "505(b)(2)" application and ten generic products (generic bio-equivalents of branded products which qualify for filing with the FDA pursuant to an Abbreviated New Drug Application)) under the Nostrum Technology (as defined in the License Agreement) within a three year period. As consideration for the License Agreement, the Company issued 12 million shares of its common stock, and agreed to pay Nostrum royalties on net sales of generic products equal to 50% of gross profit. As of July 31, 2006, the Company has paid $1,713,637 to Nostrum as remuneration for research and development costs associated with the licensed technology, as well as advanced to Nostrum $250,000 for future invoices associated with the licensed technology.

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

                  On May 22, 2006, the Company consummated the acquisition of Kirk, and is currently working with Kirk's existing management to integrate the two companies. The Company anticipates that Kirk will provide potential cash flow from its operations to fund some of the Company's planned clinical trials and will be the designated manufacturing facility for the Company.

                  The Company has accounted for this acquisition using the purchase method. The purchase price of the acquisition is set forth below:

               Cash on closing                                   $   9,000,000
               Note payable to sellers                               3,000,000
               Estimated transaction costs incurred                    552,000
                                                                 -------------
               Total purchase price                              $  12,552,000
                                                                 =============


Assets Acquired:
   Current assets                                                $   5,718,981
   Non-current assets                                                1,378,655
Liabilities assumed                                                 (5,712,028)
                                                                 -------------
Net assets acquired                                              $   1,385,608
                                                                 -------------

Cost in excess of net assets acquired (recorded goodwill)           11,116,314
                                                                 -------------
Total estimated fair value of net assets acquired and
recorded goodwill                                                $  12,552,000
                                                                 =============

                  The Company is in the process of completing its estimate of the allocation o f the purchase price to identifiable and intangible assets. The Company expects to complete the purchase price allocation by October 31, 2006.

Note E -          PLACEMENT AGENCY AGREEMENT

                  On September 27, 2005, the Company entered into a Placement Agency Agreement with Indigo Securities LLC, a Delaware limited liability company ("Indigo") whereby, Indigo agreed to act as the Registrant's agent in connection with (i) the sale by the Registrant of from $5,000,000 to $10,000,000 million, face amount of the Company's 10% Senior Notes, to be offered together with warrants, (ii) the sale (the "Bridge Financing") by the Company of up to $2,500,000, face amount of the Company's 9% Convertible Bridge Notes (the "Bridge Notes"), to be offered together with warrants (the "Bridge Warrants") and
                  (iii) the sale by the Company of up to $5 million of Series A Convertible Preferred Stock ("Series A Preferred Stock") of the Company together with warrants, all of which will be offered on terms and conditions agreed upon by the Parties. As of the date herein, the Company has issued $4,845,000 under the 9% Convertible Bridge Notes. No Series A Convertible Preferred Stock has been issued.

                  On May 23, 2006, the Company provided written notice that it was terminating its Placement Agency Agreement. All fees paid thereto by the Company under the Placement Agency Agreement in connection with the Bridge Note Placement are to be retained by the Placement Agency.

                  The Company disclosed that as a result of the consummation of the acquisition of Kirk which was financed through the Bank of India, and the $6,000,000 equity investment with Maneesh Pharmaceuticals PVT LTD. ("Maneesh"), the Company may be required to repay its outstanding 9% Convertible Bridge Notes. The Company has solicited the consent of the holders of the Convertible Bridge Notes to convert their Bridge Notes into, and exchange their Bridge Notes for, an amended form of convertible note (the "Revised Note") accruing interest at the rate of 9% per annum and convertible into shares of Common Stock at the conversion price of $2.50 per share. The Revised Note shall mature on April 3, 2009 and constitute unsecured indebtedness of the Company. Of the remaining $2,695,000 aggregate principal amount of Bridge Notes, $300,000 was repaid on July 6, 2006 and the remaining $2,395,000 aggregate principal amount and all accrued an unpaid interest due and payable thereon matured and was payable on September 1, 2006.

                  The Company has not yet paid any amounts due to the holders of Bridge Notes on September 1, 2006 and has requested that the holders of such Bridge Notes agree to extend the maturity date thereof to November 1, 2006. In exchange therefore, the Company has offered to increase the interest rate on the outstanding principal amount to 18% per annum for the period of such extension, as well as reduce the exercise price of the warrants originally issued to such holders at the time of the sale of the Bridge Notes to $2.50 per share.

                  In the event that any holders of the Bridge Notes rejects such extension, the Company would be in default of such Bridge Notes and would be required to immediately repay all amounts due thereunder, which repayment would have a material adverse effect on the financial condition of the Company.

                  The Company is in discussions with unaffiliated third parties to provide additional financing, although there can be no assurance that such financing will be available on a timely basis, on commercially reasonable terms, or at all.

Note F -          LEASED FACILITIES

                  The Company leases office space in Ft. Lauderdale, FL, Edison, NJ and Phoenix, AZ. Total monthly rent is approximately $37,042 under the lease agreements, which expire at various dates throughout 2009.

                  Twelve Months
                  Ending October 31,
                  ------------------

                        2007         $405,020

                        2008          106,390
                                     --------
                                     $511,410
                                     ========

Note G -          METFORMIN

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

                  In May 2006, in partial consideration for granting the license, the Company paid $150,000 to Nostrum. The Company has agreed to make milestone payments in further consideration for the license granted, and the following such payments will be made within 30 days of achieving each milestone:

                      (i) On August 11, 2006 the Company paid one hundred and fifty thousand dollars ($150,000) USD upon the receipt of approval for ANDA 76-756;

                      (ii) The Company agrees to pay to Nostrum royalties on net sales of product in the Territory, as defined, equal to twenty percent (20%) of net sales up to a maximum of one million five hundred thousand ($1,500,000).

Note H -          ACQUISITION FINANCING

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

                  The Bank of India Financing is structured as senior secured indebtedness in the principal amount (the "Principal") of $10,500,000. Of the Principal, $5,250,000 was required to be utilized to satisfy a portion of the Cash Purchase Price and $5,250,000 was required to be utilized for working capital purposes (the "Working Capital Loan"). Of the portion of the Principal that represented the Working Capital Loan, the Company is entitled to borrow from time to time an amount equal to 70% of the value of fully paid inventory and accounts receivable of the Company together with 100% of cash in accounts maintained by the Company and its subsidiaries at the Bank of India, or $5,250,000, whichever is less. The Bank of India accrues interest at the prime rate of interest as determined by the Bank of India plus 1.0%. In the event of any default, such interest rate shall increase to the prime rate of interest as determined by Bank of

                  India plus 3.0%. Interest is payable monthly. The Principal is to be repaid with payments that increase over time through December 31, 2010.

                  Prepayments will be subject to a fee equal to 1.0% of the amount prepaid for each year or portion thereof remaining between the date of prepayment and December 31, 2010.

                  The obligations of the Company to the Bank of India Financing have been guaranteed jointly and severally by its subsidiaries. The Bank of India has a first priority security interest in the subsidiaries and assets.

                  An officer of the Company has also guaranteed the obligations to the Bank of India.

                  Simultaneously with the closing of the acquisition of Kirk and the Bank of India Financing, the Company consummated the sale of the above mentioned 1,500,000 shares of common stock to Maneesh. The purchase price was $4.00 per share, resulting in gross proceeds of $6,000,000. The Company has agreed to pay broker fees in the amount of $525,000 for services provided relative to the Bank of India financing, and $180,000 in cash for services provided in the Maneesh Investment. In addition, the Company has agreed to issue 300,000 warrants with an exercise price of $6.00 and term of three years for Introduction Services relative to the Maneesh Investment, as well as $180,000 in cash plus 45,000 warrants as a finder's fee for the Maneesh Investment.

Note I -          FOOD AND DRUG ADMINISTRATION CORRESPONDENCE

                  The Company has received a letter dated July 28, 2006 summarizing the findings of the periodic investigation by the United States Food and Drug Administration ("FDA") relating to the Company's recently acquired subsidiary, Kirk Pharmaceuticals ("Kirk"). The letter relates a number of deficiencies in the quality control procedures and other processes of Kirk. Specifically and without limitation, the letter describes discrepancies in manufactured batches of pharmaceutical products, internal review and record failures, failures to follow production and quality control guidelines, inadequate training of personnel, inadequate staffing, and inadequate laboratory controls and product labeling. As a result of the Company's due diligence investigation of Kirk prior to the closing of the acquisition, the Company generally anticipated the findings set forth in the letter and is in the process of establishing corrective measures to ensure that the operations and procedures of Kirk address the deficiencies identified in the letter and fully comply with relevant FDA requirements.

NOTE J -          ABBREVIATED NEW DRUG APPLICATION APPROVAL

                  In July 2006, the Company announced that the FDA had approved the Company's ANDA for a generic version of Metformin Extended Release (XR) Tablets 500 mg. Bristol-Myers Squib Company markets the therapeutically equivalent listed drug, Glucophage
                  (R) XR Extended-Release Tablets 500 mg. Metformin is a member of the biguanide drug class, which represents the current standard of care for type 2 diabetes management. The U.S. market for extended release Metformin is estimated to be more than $150 million annually. The Company targeting a launch of direct sales program for its generic Metformin XR Tablets 500 mg in the first half of calendar 2007.

NOTE K -          ACQUISITION OF INTANGIBLE ASSET

                  The Company's wholly-owned subsidiary ANDAPharm, LLC terminated its License, Distribution, and Supply Agreement executed on February 3, 2005, as amended on March 4, 2005 with Lehigh Valley Technologies, Inc. The Termination of Agreement and Assignment of Rights was effectuated on May 14, 2006, and transfers to ANDAPharm, LLC all of Lehigh Valley Technologies rights and interests in, to, and under the License, Distribution and Supply Agreement to license, market, distribute, and sell the generic form of certain estrogen products. As consideration, the Company paid $790,520 to Lehigh Valley Technologies and assumed costs of $131,099. The intangible asset is being amortized over its useful life of 5 years and has a net book value of $845,000 as of July 31, 2006.

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

OUR BUSINESS

         Synovics Pharmaceuticals, Inc. is a pharmaceutical company focusing on the development of oral controlled-release drug formulations utilizing proprietary drug formulations and delivery technologies, as well as develop, market and sell private label other- the-counter drugs through our newly acquired . The Company has licensed proprietary oral-control release technology with the rights to develop exclusively and worldwide, ten generic and ten 505(b)(2) drugs (improved formulations of previously approved drugs). The Company intends to invest the majority of its resources in the development and commercialization of these products during the next few years.

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

         -    Successful development and testing of product candidates

         - Receipt of required regulatory approvals related to product candidates

         -    Commercialization of the Company's products

         -    Gaining a competitive position in the market

DEVELOPMENTS DURING THE THREE MONTHS ENDED JULY 31, 2006

         In May, 2006 the Company acquired all of the outstanding equity interests in Kirk Pharmaceuticals, LLC as well as its affiliate ANDAPharm, LLC (collectively, "Kirk"). Kirk is a Florida-based pharmaceutical company which manufactures over-the-counter ("OTC") and generic prescription drugs. Per the terms of the purchase agreement, the

Company paid $9,000,000 in cash and issued a promissory note in the principal amount of $3,000,000. Kirk was founded in 1999 and has grown from 4 employees to more than 120 at the date of this report. Kirk has 70,000 square feet of manufacturing space in its U.S. Food and Drug Administration ("FDA") and U.S. Drug Enforcement Agency ("DEA") approved facility and Schedule 2, 3, 3N, 4 and 5 pharmaceutical manufacturing and List I Chemicals certification. Kirk currently manufacturers and/or markets more than 30 OTC solid dose and soft-gel pharmaceutical products. These products are manufactured and/or marketed under a variety of customer specified labels. Kirk's business strategy is to develop and manufacture low-cost OTC products in a streamlined manufacturing environment using Current Good Manufacturing Practices (cGMP) guidelines. ANDAPharm is engaged in the development, manufacture and/or marketing of Rx solid dosage pharmaceutical products.

         In May 2006, the Company announced that it had obtained ownership of an Abbreviated New Drug Application (ANDA) filed with the FDA for a generic version Metformin Extended Release (XR) 500mg dosage (the "Product") as part of an ANDA transfer and licensing agreement with Nostrum Pharmaceuticals, Inc. Nostrum is obligated per sales agreement with the Company to cooperate with the Company in all phases of the work to be performed under the licensing agreement, including, necessary studies, validations, and tests related to the Product. In July 2006, the Company announced that the FDA had approved the Company's ANDA for the Product. Bristol-Myers Squib Company markets the therapeutically equivalent listed drug, Glucophage (R) XR Extended-Release Tablets 500 mg. The Product is a member of the biguanide drug class, which represents the current standard of care for type 2 diabetes management. The U.S. market for extended release Metformin is estimated to be more than $150 million annually. The Company plans to launch a direct sales program for its generic Metformin XR Tablets 500 mg in the first quarter of calendar year 2007.

         In June 2006, the Company announced that it had initiated the process for U.S. chemical, manufacturing and control ("CMC") development of its third controlled-release generic drug candidate, SNG1003. The Company is developing three doses of SNG1003 (a, b, and c), which together address a branded drug with annualized sales in excess of $500 million. Concurrently, the Company plans to conduct pivotal biostudies according to FDA guidelines to demonstrate bioequivalency that the Company believes will provide confirmation of the successful formulation and biostudies data achieved in India. Following the successful completion of development efforts with SNG1003a, b, and c, and the Company's previously announced drug candidates, SNG1001a and SNG1002a, the Company expects to file a series of ANDAs with the FDA. There is no current generic version nor ANDA filed with the FDA for the brand targeted by SNG1003. If this situation remains when the Company files its intended ANDA, it could be awarded a period of marketing exclusivity. The Company is targeting its first ANDA filing on these generic drug candidates the first quarter of 2007, subject to successful completion of its development and testing program for the products, of which there can be no assurance of such successful completion.

FOCUS FOR REMAINDER OF 2006

         The Company's primary focus for the remainder of 2006 will be to work with Kirk Pharmaceuticals' management to achieve compliance with relevant FDA regulations. The Company will also continue its efforts to secure debt and equity financing to support operations, further its development and "bioequivalency" studies of SNG1001a, SNG1002a, SNG1003 a, b, c as well as to further its research and development program on other drug candidates in order to be in a position to realize the potential of its licensed technology.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2006 COMPARED WITH THREE MONTHS ENDED JULY 31, 2005.

         Consolidated gross revenues for the quarter ended July 31, 2006 was $5,354,000 compared to $2,564 for the same quarter in 2005. This increase in revenue represents sales from OTC products of the Company's newly acquired subsidiary, Kirk Pharmaceuticals. Kirk Pharmaceuticals' three largest customers represented approximately 75% of the sales for the period. Although the Company believes Kirk Pharmaceuticals has good working relationships with each of these customers, Kirk Pharmaceuticals is working to further relationships with these and other entities in order to broaden its sales base.

         Sales of products containing ephedrine and guaifenisen accounted for approximately 75% of sales. These products have come under increasing government regulation due to the concern of these products in the production of methamphetamine. These regulatory changes have affected the way that the products are packaged and how they may be displayed in retail outlets. The Company complies with all regulations regarding these products and overall sales for the products have not declined from historical levels. The Company complies with both FDA and DEA regulations with respect to these products.

         Kirk   Pharmaceuticals   has  several   other  OTC  products   that  it
manufactures and/or markets and is continuing to develop relationships based on these and other products.

         During the quarter ended July 31, 2006, the Company's newly acquired subsidiary, ANDAPharm had one product which was awaiting regulatory approval with respect to labeling requirements, of which approval was received subsequent to the close of the quarter. As a result, ANDAPharm had no sales during the period.

ANDAPharm has established a contractual relationship with a company to provide marketing and sales efforts for the recently approved product. The contract requires the marketing partner to achieve certain minimum quantities in order to retain exclusive rights to this product. If the partner does not achieve the necessary minimum levels, ANDAPharm may retain additional partners to market this product. As part of the development of this product, ANDAPharm had a separate development contract with an independent third party. During the quarter, ANDAPharm purchased the partner's rights under this contract. The cost of the buyout of the partner was $791,000. There are no future obligations to this development partner.

         ANDAPharm's other activities during the quarter consisted of the continued development of other products, in preparation for submission to the US regulatory authorities. Several of these products are on behalf of the Company. In addition, ANDAPharm has been meeting with other companies for the purpose of entering into joint development and or manufacturing and/or marketing agreements.

         Both Kirk Pharmaceuticals and ANDAPharm are subject to various regulatory bodies including the DEA and the FDA. The Company believes that each subsidiary's relationship with both of these regulatory bodies is good. In July, Kirk Pharmaceuticals underwent an inspection by the FDA. The inspection was in the normal course of business, as Kirk Pharmaceuticals' prior inspection exceeded two years ago. The inspection pointed out several shortcomings in Kirk Pharmaceuticals' operations. However, Kirk Pharmaceuticals cooperated fully with the FDA inspectors, has responded to the FDA and is working diligently to correct the weaknesses that were noted during the inspection. The Company and each subsidiary has and will continue to comply with the requirements of the regulatory agencies.

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

         Cost of revenues for the three month period ended July 31, 2006 was $3,886,668 compared to $382 for the three month period ended July 31, 2005. This increase in cost of revenue represents the costs associated with the sales from over-the-counter products of the Company's newly acquired subsidiary, Kirk Pharmaceuticals.

         Research and development expenses for the three month period ended July 31, 2006 was $570,942 compared to $210 for the three month period ended July 31, 2005. This increase is due primarily to research and development activities at the Company's subsidiary, Kirk Pharmaceuticals. The research and development expenses are in line with historical norms of the acquired subsidiaries, and contain no significant, unusual expenses. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

         Selling, general, and administrative expenses for the three month period ended July 31, 2006 was $1,445,511 as compared to $167,255 for the three month period ended July 31, 2005. This increase is due primarily to an increase in salaries, consulting, travel, accounting and legal, as well as operating activities associated with the Company's newly acquired subsidiaries. The operating expenses are in line with historical norms of the acquired subsidiaries, and contain no significant, unusual expenses.

         The net loss of $1,531,499, or $.06 per share, for the three month period ended July 31, 2006 was due primarily to the Company's inability to generate sufficient cash flow to support operations. The Company also expects cumulative losses to increase due to its research and development activities related to the license agreement with Nostrum.

NINE MONTHS ENDED JULY 31, 2006 COMPARED WITH NINE MONTHS ENDED JULY 31, 2005.

         Consolidated gross revenues for the nine month period ended July 31, 2006 was $5,356,115 compared to $7,656 for the nine month period ended July 31, 2005. This increase in revenue represents sales from OTC products of the Company's newly acquired subsidiary, Kirk Pharmaceuticals.

         Cost of revenues for the nine month period ended July 31, 2006 was $3,887,003 compared to $1,221 for the nine month period ended July 31, 2005. This increase in cost of revenue represents the costs associated with the sales from OTC products of the Company's newly acquired subsidiary, Kirk Pharmaceuticals.

         Research and development expenses for the nine month period ended July 31, 2006 was $895,429 compared to $13,166 for the nine month period ended July 31, 2005. This increase in cost of revenue represents the costs associated with the sales from over-the-counter products of the Company's newly acquired subsidiary, Kirk Pharmaceuticals.

         Selling, general, and administrative expenses for the nine month period ended July 31, 2006 was $2,826,986 compared to $708,345 for the nine month period ended July 31, 2005. This increase is due primarily to salaries, consulting, travel, legal and accounting, as well as operating activities associated with the Company's newly acquired subsidiaries. The operating expenses are in line with historical norms of the acquired subsidiaries, and contain no significant, unusual expenses.

         The net loss of $4,982,654, or $.21 per share, for the nine month period ended July 31, 2006 was due primarily to the Company's inability to generate sufficient cash flow to support operations. The Company also expects cumulative losses to increase due to its research and development activities related to the license agreement with Nostrum.

         The Company did not engage in any unusual, infrequent event or transaction or any significant economic changes that would materially affect the amount of income reported from continuing operations. Nor did the Company engage in any off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company's operations have not generated sufficient revenues to satisfy the Company's operating capital needs. The Company has financed its operations primarily through the sale of its common stock, warrants and debt by means of private placements. The Company had working capital of $610,366 at July 31, 2006 as compared with a working capital deficit of $3,913,000 at October 31, 2005. Cash and cash equivalents were $4,218,739 at July 31, 2006, as compared with $128,819 at October 31, 2005, an increase of $4,089,920.

         Net cash used in operating activities during the nine month period ended July 31, 2006 was $3,185,216. This resulted from the Company's net loss of $4,982,564, offset in part by certain non-cash items attributable to expenses including, but not limited to the disposition of its investment in InCon Processing of $1,042,119, amortization of bridge note discount of $1,094,216, and depreciation expense of $26,570. The Company has generally incurred negative cash flows from operations since inception, which will continue due to research and development activities related to the License Agreement with Nostrum.

         Net cash used in investing activities during the nine month period ended July 31, 2006 was $10,112,021. This resulted from capital expenditures of equipment of $167,021 patent acquisitions of $1,145,000 and consummation of the Kirk acquisition of $8,800,000.

         Net cash provided by financing activities during the nine month period ended July 31, 2006 was $17,387,157, which resulted from the net proceeds of commons stock issuance of $5,640,000, proceeds from debt of $12,359,362, less repayment of $259,000 in debt and $270,422 in leases.

         The Company did not enter into any material capital expenditure agreements, nor did it engage in any off balance sheet financing during the reporting period.

The following table depicts our obligations and commitments as of July 31, 2006 to make future payments under existing contracts or contingent commitments.

----------------------------------------- -----------------------------------------------------------------------
                                                                  PAYMENTS DUE BY PERIOD
----------------------------------------- -----------------------------------------------------------------------
                                                         LESS THAN 1                                   AFTER 5
----------------------------------------- ------------- --------------- -------------- ------------- ------------
CONTRACTUAL OBLIGATIONS                      Total           YEAR         1-3 YEARS     4-5 YEARS       YEARS
----------------------------------------- ------------- --------------- -------------- ------------- ------------
Short - Term Debt Obligations
through 07/31/06                             $102,000       $102,000           $0           $0            $0
----------------------------------------- ------------- --------------- -------------- ------------- ------------
Current Portion of Long-Term
Obligations thru 07/31/06                   2,587,000      2,587,000
----------------------------------------- ------------- --------------- -------------- ------------- ------------
Long - Term Obligations thru 07/31/06      14,824,000        250,000       10,263,000    4,311,000         0
----------------------------------------- ------------- --------------- -------------- ------------- ------------
Total                                     $17,513,000     $2,939,000      $10,263,000   $4,311,000        $0
----------------------------------------- ------------- --------------- -------------- ------------- ------------

All trends, demands, commitments, events and uncertainties resulting in a material increase or decrease in liquidity have been reported. All internal and external sources of liquidity have been identified, and all material commitments of capital expenditures as of the end of the quarter have been identified.

FUTURE CAPITAL REQUIREMENTS

         All of the Company's product candidates are in the early stages of research and development, and will require additional research, development, clinical testing, regulatory approval, and a commitment of significant additional resources prior to commercialization. Based on its current operating plan, the Company has sufficient capital resources to meet its obligations through the fourth quarter of 2006. The Company can provide no assurance that additional debt or equity funding will be obtained. The Company's future capital requirements will depend on many factors, including the following:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In May 2006, the Company entered into a stock purchase agreement with Maneesh Pharmaceuticals Pvt. LTD., for the issuance of 1,500,000 shares of common stock at an aggregate price of $6,000,000. This equity transaction provided working capital to the Company, permitting it to consummate the Company's acquisition of Kirk Pharmaceuticals, LLC and its affiliate ANDAPharm, LLC. The issuance was made pursuant to Section 4(2) of the Securities Act.

         In May 2006, the Company issued 1,862,890 shares of common stock at $1.00 per share to the Note holders under the Multiple Advance Non-Revolving Notes, pursuant to the terms of the convertible note issued on June 20, 2001. The issuance was made pursuant to Section 4 (2) of the Securities Act.

         Each purchaser represented that they acquired the securities for their own account. A legend was placed on each stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom. Each purchaser of the Company's securities were either an accredited investor or employee of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Reference is made to that certain Form 8-K dated September 1, 2006 and filed on September 14, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

                       On September 8, 2006, Nostrum Pharmaceuticals, Inc. and Nirmal Mulye, Ph.D. filed Schedule 13D with the U.S. Securities and Exchange Commission. Nostrum Pharmaceuticals owns 10,661,000 shares of the

         Company's Common Stock. All shares of Common Stock were acquired for investment purposes and as consideration for the pharmaceutical license agreements referred to in Part I Item 2. Nostrum may acquire additional shares, dispose of some or all of the shares from time to time, in each case in open market or private transactions, block sales or purchases or otherwise, or may continue to hold shares.

         On September 18, 2006, Nostrum and Dr. Mulye filed an amendment to such
         Schedule 13D indicating that Dr. Mulye resigned from the Board of Directors of the Company effective September 15, 2006. The Company intends to file a Current Report on Form 8-K with respect to such resignation.

ITEM 6.  EXHIBITS.

(a)      Exhibits

         3.(ii).1 By-Laws, as amended through September 8, 2006

         31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

         31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         (1) Form 8-K filed on September 14, 2006 regarding two amendments to the Company's by-laws and the Company's adoption of a Rights Agreement.

         (2) Form 8-K filed on September 14, 2006 regarding promissory notes payable on September 1, 2006.

         (3) Form 8-K filed on August 22, 2006 regarding the letter received by the Company's newly acquired subsidiary, Kirk Pharmaceuticals, relating a number of deficiencies in Kirk's operations.

         (4) Form 8-K filed on August 3, 2006 regarding the Company's announcement that it has received FDA approval on the Company's Abbreviated New Drug Application for a generic version of Metformin Extended Release (XR) Tablets 500 mg.

         (5)      Form  8-K/A  filed on July 28,  2006  regarding  the pro forma
                  financial   statements  of  Kirk   Pharmaceuticals,   LLC  and
                  ANDAPharm, LLC.

         (6) Form 8-K filed on June 12, 2006 regarding the Company's announcement that it has initiated the process for U.S. chemical manufacturing and control development of its third controlled-release drug candidate.

         (7) Form 8-K filed on May 31, 2006 to amend and update exhibits under Item 9.01(c) of the Form 8-K filed on May 26, 2006.

         (8) Form 8-K filed on May 26, 2006 regarding consummating the acquisition of Kirk and raising $21.25 Million in Financing.

         (9) Form 8-K filed on May 19, 2006 regarding the addition of new Key Management joining the Company.

         (10) Form 8-K filed on May 19, 2006 regarding the Company's acquisition of its first Application for Approval of a Generic Drug with the FDA.

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


                                   SYNOVICS PHARMACEUTICALS, INC.
                                   (Registrant)

Date:  September 18, 2006          By: /s/ Ronald H. Lane
                                       -----------------------------------------
                                       Ronald H. Lane
                                       (President, Chief Executive Officer, and
                                       Principal Accounting Officer)