Form 10-K
period 2006-10-31
Synovics Pharmaceuticals
filed 2007-02-13
CIK 1030839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

                   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal years ended..................................October 31, 2006

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         COMMISSION FILE NUMBER 0-22011

                        ________________________________

                         SYNOVICS PHARMACEUTICALS, INC.

             (Exact name of the Company as specified in its charter)

                        ________________________________


          Nevada                                                 86-0760991
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


2575 East Camelback Road, Suite 450, Phoenix, AZ                    85016
(Address of principal executive offices)                          (zip code)

              The Company's telephone number, including area code:
                                 (602) 508-0112


                        ________________________________

         Securities registered under Section 12(b) of the Exchange Act:

                                      None.

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Company is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ] No [ X ].

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ].

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated file and larger accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
          Yes [ ] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of April 30, 2006 was approximately $23,008,979.40 based upon the closing price of the registrant's Common Stock on the OTC Bulletin Board, on April 30, 2006. (For purposes of determining this amount, only directors, executive officers, and, based on Schedule 13(d) filings on April 30, 2006 10% or greater stockholders and their respective affiliates have been deemed affiliates).

As of January 15, 2007, there were 26,044,630 shares of common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                           FORWARD-LOOKING STATEMENTS

         Certain  statements  made in  this  Annual  Report  on  Form  10-K  are
"forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Synovics, Inc., a Nevada corporation (the "Company"), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                TABLE OF CONTENTS

                                 Form 10-K Index

                                     PART I
                                                                            PAGE
Item 1.     Business.......................................................1
Item 2.     Properties....................................................42
Item 3.     Legal Proceedings.............................................43
Item 4.     Submission of Matters to a Vote of Security Holders...........44

                                     PART II

Item 5.     Market for the Registrant's Common Equity and
                  Related Stockholder Matters.............................45

Item 6.     Management's Discussion and Analysis of Financial.............46
Item 7.     Financial Statements and Supplementary Data...................58
Item 8.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure..................83
Item 8A.    Controls and Procedures.......................................84
Item 8B     Other Information.............................................85

                                    PART III

Item 9.     Directors and Executive Officers of the Registrant............86
Item 10.    Executive Compensation........................................92
Item 11.    Security Ownership of Certain Beneficial Owners
                  and Management and Related Stockholder Matters..........99
Item 12.    Certain Relationships and Related Transactions...............104
Item 13.    Exhibits.....................................................106

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Synovics Pharmaceuticals, Inc. was incorporated on December 22, 1990 under the laws of the State of Nevada. On April 11, 2006, we completed the process of changing our corporate name from Bionutrics Inc. to our current name.

         In May 2006, the Company acquired Kirk Pharmaceuticals, LLC ("Kirk") a Florida limited liability company and its affiliate, Andapharm LLC ("Andapharm"), a Florida limited liability company. The Company subsequently transferred Kirk and Andapharm to Kirk Pharmaceuticals, Inc. and Andapharm, Inc., respectively, both of which are wholly owned Nevada corporations of the Company.

         We also have six other subsidiaries, LipoGenics, Inc., Bionutrics Health Products, Inc., Synovics Laboratories, Inc. ("Synovics Labs"), Nutrition Technology Corporation, InCon International Ltd. and Cosmedics, Inc. The Company and its subsidiaries are referred to herein, collectively, as "Synovics", "we", "us", "our" and the "Company".

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

BUSINESS OVERVIEW

         We are a specialty pharmaceutical company focusing on the development of oral controlled-release drug formulations utilizing proprietary licensed drug formulations and delivery technologies and since the acquisition of Kirk and its affiliate, Andapharm in May 2006, the manufacture and distribution of private label over-the-counter drugs and prescription drugs.

         Since the acquisition of Kirk and Andapharm, a cash flow positive business employing approximately 120 employees, the focal point of the Company's operations has been the manufacture and distribution of private over the counter drugs and prescription drugs combined with a strategy of developing and acquiring technology and products for both over-the-counter and prescription for manufacture and distribution by Kirk and Andapharm.

NOSTRUM DISPUTE

         The Company's primary technology under development was acquired from Nostrum Pharmaceuticals Inc. ("Nostrum") pursuant to a Product Development and License Agreement dated dated as of June 16, 2004 which was subsequently replaced in its entirety by a Technology License Agreement dated as of March 16, 2005, as amended (the "Technology Agreement"), and an ANDA Ownership Transfer and Product License Agreement, dated May 17, 2006 (the "ANDA Agreement").

         The Technology Agreement grants the Company an exclusive license under Nostrum's oral controlled release proprietary technology to develop, make and sell exclusively and worldwide, ten generic and ten 505(b)(2) drugs (improved formulations of previously approved drugs) which drugs are to be designated by the Company. The ANDA Agreement transferred ownership of an abbreviated new drug application ("ANDA") to an AB rated, generic 500mg equivalent (Metformin ER) of the branded product Glucophage-XR (the "Metformin Drug") and additionally grants the Company an exclusive license under Nostrum's technology to develop, make and sell the Metformin Drug and an additional strength version of the Metformin Drug in the United States.

         To date, the Company designated four drugs for development pursuant to the Technology Agreement, namely SNG1001a, SNG1002a, SNG1003a,b,c and the SNG1004a,b,c, and had intended to invest the majority of its resources in the development and commercialization of these and other drugs to be designated under the Technology Agreement during the next few years.

         However, in September, October and November, 2006, the Company received a series of written notices from Nostrum (which owns approximately 40% of the Company's outstanding shares, which shares were acquired in connection with the Technology Agreement and whose sole stockholder, Nirmal V. Mulye, PhD resigned from his positions with the Company as a Director in September 2006 and as Chief Scientific Officer in January 2007) purporting to terminate: (i) the Company's rights to four drugs designated by the Company under the Technology Agreement, and (ii) the ANDA Agreement. Each notice purports to be effective as of the sixtieth (60th) day from the date of the Company's receipt of such notice. The notices also purported to terminate five other drugs allegedly covered by the Technology Agreement.

         The Company believes that these termination notices are factually incorrect and are contrary to the terms of the Technology Agreement and the ANDA Agreement. Although labeled a "termination" by Nostrum and inclusion by Nostrum of a request to terminate the ANDA Agreement, the letters received by the Company are, in effect, a notice under the agreement of a dispute between the parties and requires the parties to, upon completion of the exchange of certain notices, enter into arbitration with respect to such dispute.

         On November 17, 2006, the Company commenced an action against Nostrum in the United States District Court for the Southern District of New York and on November 20, 2006, the Court granted a temporary restraining order enjoining Nostrum from terminating the Technology Agreement. On

December 6, 2006, the Court extended the order enjoining the termination of the Technology Agreement but only with respect to the four drugs designated by the Company for development pursuant to the Technology Agreement. The injunction was conditioned upon the Company having posted a bond in the amount of $100,000 no later than December 13, 2006, which was posted. The Court held a further hearing in the matter on January 31, 2007, at which time the parties reported to the Court on the status of the arbitration and on the status of the Company's work with respect to the four products that are the subject of the injunction; the Court has reserved decision and extended the preliminary injunction pending the conduct of limited discovery.

         On December 4, 2006, the Company filed a demand for arbitration with the American Arbitration Association, pursuant to the terms of the Technology Agreement, challenging the propriety of the purported terminations. The Company, on January 11, 2007, amended its statement of claim with the American Arbitration Association to include the claims related to the improper attempt to terminate the ANDA Agreement, and to add Synovics Laboratories, a subsidiary of the Company, as a party.

         Synovics Laboratories, on January 12, 2007, filed a complaint with the United States District Court for the Southern District of New York seeking to enjoin Nostrum from terminating the ANDA Agreement. That action has been consolidated with the previously-filed action relating to the Technology Agreement. On January 23, 2007, Synovics Laboratories moved for a preliminary injunction and the Court reserved decision ordering preservation of the status quo pending that decision.

         The Company intends to pursue vigorously and aggressively all further avenues necessary and remedies available to protect its rights under the Technology Agreement and the ANDA Agreement, the assets of the Company and the reflective value for the Company's shareholders. However, we cannot make any representations as to when the disputes with Nostrum will be resolved and the effect such resolution, if any, and the resignation of Dr. Mulye as Chief Scientific Officer will have on the Company's technology plans.

         Each of Dr. Mulye and Nostrum is a guarantor of the Company's obligations under a Credit Agreement, dated as of May 22, 2006 between the Company and the Bank of India for a credit facility of up to $10,500,000.

RESEARCH AND DEVELOPMENT

         Our research and development efforts are focused on developing generic drugs employing our licensed controlled-release drug delivery technology. Our licensed delivery systems are based on proprietary oral delivery polymeric unit formulations that are designed to allow precise multi-hour delivery of an incorporated drug. Controlled-release drug delivery technologies can provide more consistent and appropriate drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects by releasing drug dosages at specific times and in specific locations in the body. This technology also allows the development of "patient-friendly" dosage forms, which reduce frequency of drug administration thus improving patient compliance, can eliminate offensive tastes and mitigate "food-effect" that may cause potentially significant variations of the drugs availability to a patient. Controlled-release pharmaceuticals can be especially beneficial for certain patient populations, such as the elderly, who often require several medications with differing dosing regimens.

TECHNOLOGY LICENSE AGREEMENT

         The Company acquired its rights to the ten generic and ten 505(b)(2) drugs employing controlled-release drug delivery technologies by entering into the Technology Agreement with Nostrum and issuing to Nostrum 12,000,000 shares of its common stock (6,000,000 shares for its 505(b)(2) rights and 6,000,000 shares for its generic rights). The Technology Agreement contains no further milestone payments or product development fees, which are typically found in industry license agreements (other than reimbursing Nostrum for costs associated with formulation and pre-clinical studies conducted in India). The Company does, however, have the obligation to pay for development costs of these drugs, and with generic drugs only, with Nostrum to receive a 50% royalty of net profit (less cost of goods and other customary charge backs and certain general, sales, and administrative costs). As the date hereof, there have been no material revenues earned under the Technology Agreement.

         We anticipate that the controlled-release drug delivery technologies and future potential drugs are and, if the Technology Agreements and ANDA Agreements are sustained, will be covered by a series of patents owned, and patent applications submitted, by Nostrum with respect to controlled release matrix formulations, controlled release tablet formulations, carrier for controlled release matrixes, controlled release coatings and a method for improved dissolution.

         Pursuant to its Technology Agreement with Nostrum, and subject to a favorable arbitration determination, we are to benefit from the services provided by Enem Nostrum Remedies Pvt. Ltd. ("Enem"), an Indian corporation affiliated with Nostrum. Through Nostrum's relationship with Enem, Enem's research facilities provide the Company, by means of an "at cost" formulation and testing contract, distinct competitive advantages in terms of development expenses without compromising quality. Enem's operation is employing the technology licensed by Nostrum to Synovics in pre-clinical study research and development of generic and 505(b)(2) drugs at Synovics' direction to provide the Company with preliminary data for the selection of its drug candidates. Enem's research facilities are state of the art and equipped with technologically advanced equipment such as LC MS MS and other chemical analytical equipment to determine chemical composition and content of tested materials. The lower costs of scientific manpower and related expenses would allow the Company to test numerous iterations and variations in formulations at a cost substantially below industry standards. As part of this formulation and development contract, the Company anticipates that all pharmacokinetics and related "pre-studies" will be conducted in the Indian facility under FDA prescribed guidelines.

         To satisfy the requirements for submission of ANDA filings with the FDA for drug approval, upon achieving satisfactory formulation and bioequivalent "fast and fed" results, the Company is to initiate its requisite pivotal clinical trials and Chemical, Manufacturing and Control ("CMC") development for drug applications in the U.S. CMC development includes verification and validation of manufacturing methods, batches produced for pivotal trials and stability of products intended to provide confirmation of the formulation and biostudies previously undertaken in Enem. Successful completion of these efforts is anticipated to result in the Company's filing of ANDAs with the FDA.

         To date, the Company has initiated the process of CMC development for four controlled-release generic drug candidates, each of which is described below.

         SNG1001a
         --------
         In December 2005, the Company announced the initiation of CMC development for a one dose formulation of the SNG1001a drug candidate. SNG1001a is a formulated generic version of a branded drug in a treatment category with estimated annualized US sales in excess of $1.4 billion.

         SNG1002a
         --------
         In March 2006, the Company announced the initiation of CMC development for a one dose formulation of the SNG1002a drug candidate. SNG1002a is a formulated generic version of a branded drug in a treatment category with estimated estimated annualized US sales in excess of $800 million.

         SNG1003a,b,c
         ------------
         In July 2006, the Company announced the initiation of CMC development for a three dose formulation of the SNG1003a drug candidate. SNG1003a,b,c is a formulated generic version of a branded drug in a treatment category with estimated annualized US sales in excess of $150 million.

         SNG1004a,b,c
         ------------
         In November 2006, the Company announced the initiation of CMC development for a three dose formulation of the SNG1004a drug candidate. SNG1003a,b,c is a formulated generic version of a branded drug in a treatment category with estimated annualized US sales in excess of $1.5 billion.

ANDA AGREEMENT

         As part of the ANDA Agreement, Synovics Labs obtained ownership of the ANDA filed with the United States Food and Drug Administration (the "FDA") for the Metformin Drug and the right to develop, market and sell the Metformin Drug and an additional strength version of the Metformin Drug. Meformin is a member of the biguanide drug class, which represents the current standard of care for type-2 diabetes management. The U.S. market for extended release Metformin is estimated to be more than $150 million annually.

         The ANDA Agreement requires each party to work together in connection with any follow-up work relating to the ANDA transferred pursuant thereto and to work together with respect to any additional strength of Metformin formulation to be filed at the discretion of Synovics Labs. In addition to Synovics Lab's reimbursement of certain expenses incurred by Nostrum in fulfilling its obligations under the ANDA Agreement, the payment of $300,000 to Nostrum, Synovics Labs is required to pay Nostrum royalties of 20% of the net sales of the Metformin Drug up to $1.5 million.

         In July 2006, the Company announced that the FDA had approved the Company's ANDA for the Metformin Drug. Bristol-Myers Squib Company markets the therapeutically equivalent listed drug, Glucophage (R) XR Extended-Release Tablets 500 mg. Although the FDA has approved the Company's ANDA for the Metformin Drug, for cost saving reasons, the Company wishes to manufacture the Metformin Drug at its Andapharm facility and is required to obtain site transfer approval from the FDA. The Company plans a commercial launch of the Metformin Drug by mid 2008 subject to FDA site transfer approval and a favorable outcome in the arbitration proceedings against Nostrum. As the date hereof, there have been no material revenues earned under the ANDA Agreement.

         Total research and development expenses were $1,200,000, $1,521,508 and $250, for the fiscal years ended October 31, 2006, 2005 and 2004, respectively.

         Except for the Metformin Drug, the Company, independent of the operations of Kirk and Andapharm, presently has no drug products approved for manufacture or sale by the FDA and accordingly has no product sales or revenue. The Company, independent of the operations of Kirk and Andapharm, based on its plans for development and FDA drug approval applications, does not foresee the initiation of sales of pharmaceutical products it has developed until, at the earliest, 2009.

ACQUISITION OF KIRK

         Kirk, founded in 1999, is a Florida based pharmaceutical company which develops, manufactures and distributes over-the-counter ("OTC") drugs. Kirk has grown from four employees to more than 120 presently. In May 2006, the Company acquired all of the outstanding equity interests in Kirk as well as its affiliate AndaPharm (collectively, "Kirk"). The Company paid $9,000,000 in cash and issued a promissory note in the principal amount of $3,000,000.

         Kirk and Andapharm have approximately 48,301 square feet of manufacturing space in Florida in its FDA and DEA approved facility and Schedule II, III, IIIN, IV and V pharmaceutical manufacturing and List I Chemicals certification.

         Kirk currently manufactures approximately 30 over-the-counter (OTC) pharmaceutical products. Manufacturing low cost OTC products in a streamlined manufacturing environment has proven to be successful, even in the highly competitive OTC market and has allowed Kirk to establish a platform to develop and manufacture pharmaceutical products under cGMP (current Good Manufacturing Practices) guidelines.

         Andapharm was established to develop, manufacture and distribute niche pharmaceutical products and high volume pharmaceutical products. In particular, a separate hormonal suite has been setup in

Andapharm to develop and manufacture a number of hormonal products. Andapharm submitted its first ANDA during August 2006 which is in the process of review and Andapharm commenced the sale of its first hormonal product, esterified estrogen, in January 2006. This product is the subject matter of an ongoing lawsuit (See Legal Proceedings, Item 3, Part II).

         The Company received a letter, dated July 28, 2006 (the "Letter"), summarizing the findings of the periodic investigation by the FDA relating to Kirk's operations. It cites a number of deficiencies in the quality control procedures and other processes of Kirk. Specifically and without limitation, the Letter describes discrepancies in manufactured batches of pharmaceutical products, internal review and record failures, failures to follow production and quality control guidelines, inadequate training of personnel, inadequate staffing, and inadequate laboratory controls and product labeling. As a result of the Company's due diligence investigation of Kirk prior the closing of the acquisition, the Company generally anticipated the findings set forth in the Letter and is in the process of instituting corrective measures to ensure that the operations and procedures of Kirk address the deficiencies identified in the Letter and fully comply with relevant FDA requirements. No assurance can be given that full compliance will be achieved to the satisfaction of the FDA.

         In addition, to the development, manufacturing and distribution activities of Kirk, the Company intends to utilize Kirk and its expertise to complete the CMC development work with respect to certain products it elects for development. The use of Kirk as Synovics' designated manufacturer in its drug development program and as its manufacturer following FDA approval of certain generic and 505(b)(2) drug applications is a core element to the Company's strategy.

PATENTS AND TRADEMARKS

         Synovics has licensed its technology from Nostrum pursuant to the Technology Agreement which is currently being disputed. The technology is proprietary and any derived commercialized products would, in part, be potentially protected by one or more of a series of issued patents owned by Nostrum. The patents known to the Company are:

         PATENT NUMBER    ISSUED           SUBJECT

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

         Synovics has developed technology, independent of its licensed drug technology, and has received 10 issued U.S. patents. In addition, the Company acquired one U.S. patent with four corresponding foreign patent applications. These patents cover claims that the Company has ceased to actively exploit.

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

GOVERNMENT REGULATION AND APPROVAL

         The design, development, manufacturing and marketing of pharmaceutical compounds, on which our success depends, is subject to extensive regulation by the federal government, principally the FDA, and to a lesser extent, other federal and state government agencies. The Federal Food, Drug and Cosmetic Act (the "FFDCA"), the Controlled Substances Act and other federal statutes and regulations govern the development, testing, manufacture, safety/effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Non-compliance with applicable regulations can result in judicially and/or administratively imposed sanctions, including the initiation of product seizures, injunction actions, fines and criminal prosecutions. Administrative enforcement measures may involve the recall of products, as well as the refusal of an applicable government authority to enter into supply contracts or to approve new drug applications. The FDA also has the authority to withdraw its approval of drugs in accordance with regulatory due process procedures. The cost of complying with government regulations substantially increases the cost of producing the Company's products.

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

         After Phase I testing, extensive chemical testing in the form of efficacy and safety studies in patients must be conducted. After completion of the required clinical testing, an NDA is filed, and its approval, which is required for marketing in the United States, involves an extensive review process by the FDA. The NDA itself is a complicated and detailed application and must include the results of extensive clinical and other testing, the cost of which is substantial. However, the NDA filings contemplated by us on already marketed drugs would be made under Sections 505 (b)(1) or 505 (b)(2) of the Drug Price Act, which do not require certain studies that would otherwise be necessary; accordingly, the development timetable should be shorter. While the FDA is required to review applications within a certain timeframe in the review process, the FDA frequently requests that additional information be submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process. Until an NDA is actually approved, there can be no assurance that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of our developed products are also subject to FDA regulation. It is impossible to anticipate the amount of time that will be needed to obtain FDA approval to market any product.

         Whether or not FDA approval has been obtained, approval of the product by comparable regulatory authorities in any foreign country must be obtained prior to the commencement of marketing of the product in that country. The Company's current strategy is to conduct marketing in territories other than the United States by means of marketing and sales agreements with other pharmaceutical companies based in those countries. The approval procedure varies from country to country, can involve additional testing, and the time required may differ from that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. After such approvals are obtained, further delays may be encountered before the products become commercially available.

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

         The Drug Price Competition and Patent Restoration Act of 1984, known as the Hatch-Waxman, require that we submit an ANDA to the FDA for each generic product we seek to market. The ANDA contains a substantial amount of information about the proposed product's formulation, ingredients, chemistry and manufacturing controls, stability and the bioavailability and bioequivalence studies conducted on such product, all of which is reviewed by the FDA's Office of Generic Drugs (OGD). In addition, the ANDA is required to contain the ANDA applicant's certification concerning each patent that has been listed for the reference brand product in the Orange Book. If there is no patent listed in the Orange Book, the ANDA applicant so states by submitting what is referred to as a Paragraph I certification. If the patent listed in the Orange Book has expired, the ANDA applicant so states by submitting what is referred to as a Paragraph II certification. If the ANDA applicant intends to wait until the expiration of the patent listed in the Orange Book before it intends to market its product, the ANDA applicant so states by submitting what is referred to as a

Paragraph III certification. And, if the ANDA applicant believes that the listed patent is invalid or unenforceable, or that its product does not infringe such patent(s), the ANDA applicant so states by submitting what is referred to as a Paragraph IV certification in its ANDA.

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

         Certain ANDA procedures for generic controlled-release drugs and other products are presently the subject of petitions filed by brand name drug manufacturers, which seek changes from the FDA in the approval process for generic drugs. We cannot predict at this time whether the FDA will make any changes to the ANDA procedures as a result of such petitions, ongoing rulemakings or litigation, or the effect that such changes may have on us. Any changes in FDA regulations, policies or procedures may make ANDA approvals more difficult to obtain or may otherwise have a significant adverse effect on our business.

         Under the Generic Drug Enforcement Act of 1992, the FDA is allowed to impose debarment and other penalties on individuals and companies that commit certain illegal acts relating to the generic drug approval process. In some situations, the Generic Drug Enforcement Act requires the FDA to not accept or review ANDAs for a designated period of time that from a company or an individual that has committed certain violations. It also provides for temporary denial of approval of applications during the investigation of certain violations that could lead to debarment and also, in more limited circumstances, provides for the suspension of the marketing of approved drugs by the affected company. The Generic Drug Enforcement Act also allows for civil penalties and withdrawal of previously approved applications.

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

GMP

         All facilities and manufacturing techniques used for the manufacture of products for clinical use or for sale must be operated in conformity with FDA's current Good Manufacturing Practices ("cGMP") regulations issued by the FDA. The FDA advised Kirk by letter dated February 28, 2006 of certain deficiencies, which the Company is in the process of having Kirk correct. See "Manufacturing". If the Company hires an independent contractor to perform contract manufacturing for us, we also must ensure that our contractor's facilities conform to cGMP regulations.

         The Company intends to and have Kirk engage in manufacturing on a commercial basis for distribution of products, and operates its facilities in accordance with cGMP regulations

COMPLIANCE WITH ENVIRONMENTAL LAWS

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

SOURCES AND AVAILABILITY OF RAW MATERIALS AND SUPPLIERS

         The active pharmaceutical ingredients and other materials and supplies used in Kirk's manufacturing operation and to be used in the Company's pharmaceutical manufacturing operations are generally available and purchased from many different foreign and domestic suppliers. However, in some cases, the raw materials used to manufacture pharmaceutical products may be only available from a single FDA-approved supplier. Any change in a supplier not previously approved must then be submitted through a formal approval process with the FDA. A delay of six months or more in the manufacture and marketing of the drug involved while a new supplier becomes qualified by the FDA and its manufacturing process is determined to meet FDA standards could, depending on the particular product, have a material adverse effect on the Company's results of operations and financial condition. The Company will attempt to mitigate the potential effects of any such situation by providing for, where economically and otherwise feasible, two or more suppliers of raw materials for the drugs it manufactures. In addition, the Company may attempt to enter into a contract with a raw material supplier in an effort to ensure adequate supply for its products.

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

         In recent years, an increasing number of pharmaceutical companies have become interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. We expect that competition in the field of drug delivery will significantly increase in the future since smaller specialized research and development companies are beginning to concentrate on this aspect of the business. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies. Many of these companies have greater financial and other resources as well as more experience than we do in commercializing pharmaceutical products. The Company believes that its principal competitors are those that have a history of developing successful controlled-release drugs, including Alpharma, Inc., Andrx Corporation, Mylan Laboratories, Inc., Par Pharmaceuticals, Inc., Teva Pharmaceuticals Industries Ltd., Biovail Corporation, Ethypharm S.A., Eurand, Impax Laboratories, Inc., K-V Pharmaceutical Company and Penwest Pharmaceuticals Company. Each of these companies has developed expertise in certain types of drug delivery systems, although such expertise does not necessarily carry over to developing a controlled-release version of all drugs. Such companies may develop new drug formulations and products or may improve existing drug formulations and products more efficiently than we can. In addition, almost all of our competitors have vastly greater resources than we do. Furthermore, an adverse determination of our dispute with Nostrum and the resignation of Dr. Mulye as Chief Scientific Officer could have a material adverse effect on our product development capability. While our current product development capabilities and, if obtained, patent protection may help us to maintain our market position in the field of advanced drug delivery, there can be no assurance that others will not be able to develop such capabilities or alternative technologies outside the scope of our patents, if any, or that even if patent protection is obtained, such patents will not be successfully challenged in the future or that or that we will be successful in hiring a qualified successor Chief Scientific Officer.

         Kirk's competition consists of many companies who are independent pharmaceutical drug manufacturers on a contractual basis and pharmaceutical companies many of which have substantially greater financials and other resources including manufacturing capabilities and facilities.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

         Except for the Metformin Drug, the Company independently of Kirk presently has no drug products approved for manufacture or sale by the FDA and accordingly has no product sales. Based on its plans for development, and the process involved in FDA approval of drug applications and the delay resulting from its dispute with Nostrum, the Company does not foresee the initiation of its sale of pharmaceutical products during fiscal year 2007 or 2008.

         No customer of Kirk was responsible for more than 34% of its sales revenues for the twelve months ended October 31, 2006. Sales to four customers accounted in the aggregate for approximately 74% of its revenues.

EMPLOYEES

         On January 31, 2007, the Company had approximately 120 employees, all but one of whom, the Chief Executive Officer and President of Synovics, is employed by Kirk. We intend to hire for our developmental operations additional personnel with experience in clinical testing, government regulation, marketing and business development when the business warrants the expense and assuming a satisfactory resolution of our dispute with Nostrum. Currently, Synovics' developmental operations fulfill several of its management functions through the use of independent contractors. These functions include legal, accounting and investor relations. The Company will need to hire a qualified person as Chief Scientific Officer to replace Dr. Mulye who resigned in January 2007. The Company also plans to hire a Chief Financial Officer.

         We believe our relationship with employees is generally good. However, the Company's ability to achieve its financial and operational objectives depends in large part upon its ability to attract, integrate, retain and motivate a qualified person to direct our research operations and other highly qualified personnel, when need for such personnel arises, and upon the continued service of our senior management and key personnel.



ITEM 1A.      RISK FACTORS

         AN ADVERSE DETERMINATION OF OUR DISPUTE WITH NOSTRUM WILL HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY AND POSSIBLY ITS FINANCIAL CONDITION.

     We are in the midst of a dispute with Nostrum which owns approximately 40% of the outstanding shares of Synovics' Common Stock arising from its notices purporting to terminate our rights to (i) four drugs which are being developed pursuant to the Technology Agreement dated as of March 16, 2005, as amended (the "Technology Agreement") and (ii) the ANDA Ownership Transfer and Product License Agreement, dated May 17, 2006 (the "ANDA Agreement"). The Technology Agreement and ANDA Agreement provide the Company with exclusive rights under certain
Nostrum technology for the development, manufacture and sale of certain controlled release drug products as well as to ownership of an FDA approved abbreviated new drug application and certain additional exclusive rights under certain Nostrum technology, all of which are central to the Company's product pipeline. The Company disputes the purported termination notices and has submitted the dispute for arbitration.

         On November 20, 2006, the Company obtained from the United States District Court a temporary restraining order enjoining Nostrum from terminating the Technology Agreement. On December 6, 2006, Nostrum was preliminarily enjoined from terminating the Technology Agreement but only as to the four products designated by the Company for development pursuant to the Technology Agreement conditioned on the Company posting a $100,000 bond, which it posted. The Court held a further hearing in the matter on January 31, 2007, at which time the parties reported to the Court on the status of the arbitration and on the status of the Company's work with respect to the four products that are the subject of the injunction; the Court has reserved decision and extended the preliminary injunction pending the conduct of limited discovery.

         The Company's subsidiary, Synovics Laboratories, on January 12, 2007, filed a complaint with the United States District Court for the Southern District of New York seeking to enjoin Nostrum from terminating the ANDA Agreement. That action has been consolidated with the previously-filed action relating to the Technology Agreement. Synovics Laboratories moved for a preliminary injunction on January 23, 2007 and the Court has reserved decision ordering preservation of the status quo pending that decision.

         No assurance can be given that permanent injunctions will be granted and that the Company will be able to avoid a termination of the Technology and ANDA Agreements, and maintain its rights as to products under development pursuant to such agreements or receive adequate restitution.

         The loss of either the Technology Agreement and ANDA Agreement will have a material adverse effect on the Company's operations and possibly on its financial condition.

         WE HAVE SUBSTANTIAL INDEBTEDNESS OUTSTANDING AND ARE LATE IN THE PAYMENT OF CERTAIN OUTSTANDING NOTES.

         In order to finance our operations, as of October 31, 2006, we have incurred significant indebtedness of $18,295,000 (not including accrued interest) including, but not limited to, a senior secured credit facility from the Bank of India in the principal amount of $10,500,000 used to finance the purchase of Kirk and for working capital purposes, a note in the principal amount of $3,000,000 held by one of the former owners of Kirk and convertible bridge notes in the principal amount of $4,545,000. As of the date of this Annual Report on Form 10-K, we are late in the payment of interest on notes in the principal amount of $4,545,000 and are currently in discussions with a handful of note holders in an effort to resolve this. There can be no assurances that we will be able to reach a satisfactory resolution or that any such resolution will be upon terms favorable to the Company and our failure to resolve this may result in the principal and all accrued and unpaid interest thereon becoming immediately which event would have a material adverse effect on our business, prospects, financial condition, and results of operations. In addition, since we have limited resources, we anticipate repaying such indebtedness from future cash flow from product commercialization and from the offering of equity and/or debt securities and there are no assurances that we will generate such cash flow or raise adequate financing, if any, to service such debt.

         WE ARE CONTINUING TO ACCRUE PENALTIES FOR FAILURE OF A REGISTRATION STATEMENT TO BE DECLARED EFFECTIVE.

         As part of a private placement conducted during the fiscal year ended October 31, 2006, the Company committed to register the shares of Common Stock underlying certain convertible notes and placement agent warrants promptly following the closing of the offering and to cause the registration statement to be declared effective no later than 120 days following closing. Although the Company subsequently filed a registration statement, it has not been declared effective and as a consequence we are accruing a penalty of 1% of the purchase price paid by the note holders plus the aggregate exercise price of the warrants and placement agent warrants for the first two months increasing to 2.5% for each subsequent month. There is no cap on the maximum amount of the penalties and the Company has recognized penalties of $914,549 during the year ended October 31, 2006.

         A FAILURE TO LOCATE AND HIRE A SUITABLE CHIEF SCIENTIFIC OFFICER IN REPLACEMENT OF DR. MULYE COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S OPERATIONS AND FINANCIAL RESULTS.

         The Company on January 5, 2007 received a letter of resignation as Chief Scientific Officer from Dr. Nirmal A. Mulye, who had resigned as a Director in November 2006 and is the beneficial owner of the outstanding shares of common stock of Nostrum. No assurance can be given that the Company will be successful in locating and hiring a suitable new Chief Scientific Officer in the reasonable future. Failure to do so will have a material adverse effect on the research and development operations of the Company.

         SYNOVICS HAS A LIMITED OPERATING HISTORY UPON WHICH AN INVESTOR CAN EVALUATE ITS POTENTIAL FOR FUTURE SUCCESS.

         Other than as to the recently acquired operations of Kirk, there is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's common stock. The Company has generated an accumulated deficit of approximately $53,000,000 through its fiscal year ended October 31, 2006, $44,832,000 through October 31, 2005; $41,921,000 through
October 31, 2004,  $40,797,000 through October 31, 2003, and $40,037,000 through
October 31, 2002. In the future, sales of products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's research and development business will be subject to all the problems, expenses, delays and risks inherent in the establishment of an early stage business enterprise, including limited capital, delays in product development, cost overruns due to price increases in raw products and unforeseen difficulties in manufacturing, uncertain market acceptance and the absence of an operating history. Therefore, the Company may never achieve or maintain profitable operations, and the Company may encounter unforeseen difficulties that may deplete its capital more rapidly than anticipated.

         THE COMPANY EXPECTS TO INCUR SUBSTANTIAL LOSSES FOR THE FORESEEABLE FUTURE AS A RESULT OF INCREASES IN ITS RESEARCH AND DEVELOPMENT ACTIVITIES, INCLUDING COSTS ASSOCIATED WITH CLINICAL TRIALS AND REGULATORY COMPLIANCE.

         Synovics is a development stage company and is anticipating a prolonged period of losses and negative cash flows while it develops and commences commercialization of its planned products. As a result, its chances for achieving profitability on a sustained basis will depend on numerous factors, including the following:

         o successful retention of the Technology Agreement and ANDA Agreement or entry into a satisfactory development agreement with a suitable research company;

         o        raising   additional   capital  to  service  debt  and sustain
                  operations;

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

         THE COMPANY WILL REQUIRE ADDITIONAL CAPITAL, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE, THE COMPANY MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

         To become and remain competitive, the Company will be required to make significant investments in research and development on an ongoing basis and the expansion of its recently acquired operation of manufacturing Over-the-Counter
(OTC) and generic prescription drugs. At this time, the Company has committed sources of financing that the Company believes would allow a limited number of its products to be developed and commercialized and the manufacturing operations to be expanded. For the Company to be able to continue to use its technology or if termination by Nostrum of the Technology Agreement and ANDA Agreement is sustained, to locate or develop technology, or to develop future drug products, the Company will need additional capital beyond that committed. It is intended that this additional capital will be derived from future product sales, including products developed, manufactured and distributed by Kirk, cash derived from product license agreements with other pharmaceutical companies or future capital raised by means of debt or equity financing. There can be no assurance that additional necessary financing will be attainable on terms acceptable to the Company in the future or at all. If financing is not available on satisfactory terms, the Company may be unable to operate at its present level or develop and expand its business, develop new products or develop new markets at the rate desired, and its operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of operating results. The availability of equity financing is uncertain, and successful equity financing would result in additional dilution to existing stockholders. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and questions concerning the Company's ability to generate net income and positive cash flows from operations may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's audit opinion, as of and for the three fiscal years ended October 31, 2006, 2005 and 2004 also indicates that there is substantial doubt about the Company's ability to continue as a going concern.

         MANY  OF  THE  PRODUCTS   MANUFACTURED   BY  KIRK  CONTAIN   CONTROLLED
SUBSTANCES, THE SUPPLY OF WHICH IS REGULATED.

         The raw materials used in many of the current Kirk products are controlled substances and are regulated by the U.S. Drug Enforcement Administration. Consequently, their manufacture, shipment (including import and export), storage, sale and use are subject to the highest degree of regulation and accountability. Failure to comply with applicable laws and regulatory requirements may result in action such as civil penalties, refusal to renew necessary registrations, or proceedings to revoke those registrations and, in certain circumstances, criminal proceedings. If Kirk's registration were revoked, denied or suspended, it could no longer lawfully possess or distribute controlled substances, thereby having a material adverse effect on its operations.

         THE COMPANY'S FAILURE TO COMPETE EFFECTIVELY MAY LIMIT ITS ABILITY TO ACHIEVE PROFITABILITY.

         Competition in the pharmaceutical area is intense, and the Company's competitors have substantially greater resources than the Company. It may be required to obtain development and/or marketing partners to effectively enter the drug market.

         We expect that competition in the field of drug delivery will significantly increase in the future since smaller specialized research and development companies are beginning to concentrate on this aspect of the business. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies. Many of these companies have greater financial and other resources as well as more experience than we do in commercializing pharmaceutical products. The Company believes that its principal competitors are those that have a history of developing successful controlled-release drugs. Each of these companies has developed expertise in certain types of drug delivery systems, although such expertise does not necessarily carry over to developing a controlled-release version of all drugs. Such companies may develop new drug formulations and products or may improve existing drug formulations and products more efficiently than we can. In addition, almost all of our competitors have vastly greater resources than we do. While our product development capabilities, if the Technology Agreement and the ANDA Agreement are continued, and, if patent protection is secured to help us to maintain our market position in the field of advanced drug delivery, there can be no assurance that others will not be able to develop such capabilities or alternative technologies outside the scope of our patents, if any, or that even if patent protection is obtained, such patents will not be successfully challenged in the future.

         Kirk's competition consists of many companies who are independent pharmaceutical drug manufacturers on a contractual basis and the pharmaceutical companies which have manufacturing capabilities and facilities, many of which have substantially greater financials and other resources.

         THE COMPANY MAY FAIL TO ESTABLISH OR CULTIVATE STRATEGIC PARTNERSHIPS TO EXPAND ITS BUSINESS.

         The Company has stated its intent to develop its business model and build its business initially through strategic partnerships, initially with Nostrum. The principal focus of these relationships is the funding of product development (and regulatory approval when necessary), marketing, sales and co-promotion of its technology/products. Manufacturing, independent of Kirk, is also currently intended to be achieved through partnerships, either as part of a marketing agreement with other companies, or by contract with companies exclusive of marketing and sales. The Company may not be able to successfully form or manage such other partnerships, and if not, the Company's ability to execute its business plan will be at risk. Further, if these partnerships are formed but are not successful in their execution, further revenue derived from licensing payments or other such technology/product payments to the Company may not materialize.

         THE COMPANY'S ABILITY TO MARKET ITS PRODUCTS IS SUBJECT TO THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

         The potential 505(b)(2) products the Company currently is considering to develop and market, and those that it may develop and market in the future, may infringe patent and other rights of third parties. In addition, Synovics' competitors, many of which have substantially greater resources than the Company and have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell products either in the U.S. or international markets. Intellectual property litigation in the pharmaceutical industry is common, and the Company expects this to continue.

         IF SYNOVICS IS UNABLE TO FILE FOR APPROVAL UNDER SECTION 505(B)(2) OF THE FDCA OR IF IT IS REQUIRED TO GENERATE ADDITIONAL DATA RELATED TO SAFETY AND EFFICACY IN ORDER TO OBTAIN APPROVAL UNDER SECTION 505(B)(2), IT MAY BE UNABLE TO MEET ITS ANTICIPATED DEVELOPMENT AND COMMERCIALIZATION TIMELINES.

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

         The Company has received a letter, dated July 28, 2006 (the "Letter"), summarizing the findings of the periodic investigation by the FDA relating to Kirk, the Company's recently acquired subsidiary. The Letter relates a number of deficiencies in the quality control procedures and other processes of Kirk. Specifically and without limitation, the Letter describes discrepancies in manufactured batches of pharmaceutical products, internal review and record failures, failures to follow production and quality control guidelines, inadequate training of personnel, inadequate staffing, and inadequate laboratory controls and product labeling. As a result of the Company's due diligence investigation of Kirk prior to the closing of the acquisition, the Company generally anticipated the findings set forth in the Letter and is in the process of establishing corrective measures to ensure that the operations and procedures of Kirk address the deficiencies identified in the Letter and fully comply with relevant FDA requirements. No assurance can be given that full compliance will be achieved to the satisfaction of the FDA.

         THE COMPANY HAS A LIMITED HISTORY OF RESEARCH AND DEVELOPMENT OR COMMERCIALIZATION OF DRUG PRODUCTS.

         The Company is in the course of developing four generic drug products through its Technology Agreement with Nostrum and acquired the ownership of an ANDA application, which was subsequently approved, as to another through its ANDA Agreement with Nostrum, both of which are the subject of a dispute arising from Nostrum's attempts to terminate the agreements. While the Company believes it can successfully accomplish the development, manufacturing and launch of products based on its licensed technology under the Technology Agreement and ANDA Agreement, if they are sustained, by raising additional capital to sustain its operations and service its debt, hiring requisite competent and experienced management and operational personnel, employing its relationship with Kirk or teaming with other pharmaceutical companies to create strategic partnerships at various stages of the process, there is no assurance that any or all of this can be accomplished to the degree necessary to ensure a successful drug development and commercialization operation.

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

         The Company is dependent on its management, particularly Drs. Ronald Lane, a founder and its Chief Executive Officer, and until he resigned as Chief Scientific Officer in January 2007, Nirmal Mulye, for all its business' and technology development activities. The Company is dependent on its ability to attract, retain and motivate a suitable Chief Scientific Officer replacement as well as a Chief Financial Officer and additional qualified personnel. The loss of the services of Dr. Lane or other executive officers and key employees could also have a material adverse effect on the business of the Company.

         IF THE SUPPLIERS AND MANUFACTURERS OF THE COMPANY'S INGREDIENTS ENCOUNTER DIFFICULTIES, THE COMPANY COULD EXPERIENCE PRODUCTION PROBLEMS.

         Many of the potential sources for Kirk's raw products or ingredients originate or are accessed in the Third World. Because of political or economic uncertainty associated with Third World countries, there may be catastrophic events including acts of God that could affect the reliability or dependability of sources so located. The Company has identified several potential suppliers of such raw products in various Third World countries. These potential suppliers, while evidencing current economical soundness and viable operations, are subject to these same uncertainties. There is no assurance, therefore, that in the face of catastrophic events in the Third World, these potential suppliers would be able to meet the product needs of the Company or of the Company's strategic partners.

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

         THE COMPANY RELIES ON PATENTS, LICENSES AND INTELLECTUAL PROPERTY RIGHTS TO PROTECT ITS PROPRIETARY INTERESTS.

         The Company's success depends in part on its continued ability to obtain patents, licenses and other intellectual property rights covering its products. The Company's current patent rights are held by its subsidiary LipoGenics and relate to dietary supplement and potential future new chemical entity drug development, which are not central to the Company's current business plan. There can be no assurance that the Company's licenses, patents and patent applications are or will be sufficiently comprehensive to protect these products. Although there can be no assurance, the Company may be successful in filing for patent protection for generic or 505(b)(2) products it develops in the future independent or together with the Nostrum technology. The process of seeking further patent protection can be long and expensive, and there can be no assurance that the Company will have sufficient capital reserves to cover the expense of patent prosecution for its application or that all or even any patents will issue from currently pending or any future patent applications or that any of the patents when issued will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. While the Company believes the bases on which patent applications were filed correspond to the patents that have been issued for composition and method of production and use and are reasonable given the issuance of the latter patents, there can be no assurance that the patents for which it has applied will be issued. The Company may be subject to or may be required to initiate interference proceedings in the U.S. Patent and Trademark Office. Such proceedings could demand significant financial and management resources. The Company may receive communications alleging possible infringement of patents or other intellectual property rights of others. The Company believes that in most cases it could obtain necessary licenses or other rights on commercially reasonable terms, but it may be unable to do so. In addition, litigation could ensue or damages for any past infringements could be assessed. Litigation, which could result in substantial cost to and diversion of efforts by the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have a material adverse effect on the Company.

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

         RIGHTS TO ACQUIRE SHARES OF THE COMPANY'S COMMON STOCK WILL RESULT IN DILUTION TO OTHER HOLDERS OF ITS COMMON STOCK.

         As of February 14, 2007, there were no options outstanding under the Company's 1996 Stock Option Plan independent of the Rights granted under a Rights Plan discussed under the Risk Factor that follows this Risk Factor. An additional 570,000 shares of common stock are reserved for issuance pursuant to the exercise of options that may be granted in the future under the Plan. As of October 31, 2006, the Company also has outstanding warrants not issued under the 1996 Plan to purchase up to 1,947,751 shares of common stock, as well as convertible promissory notes of $4,545,000 convertible into shares of common stock at $3.00 per share, unless adjusted by formula per the convertible promissory note agreements. During the terms of such options, warrants and convertible securities, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock with resulting dilution in the interests of holders of common stock. The existence of such stock options, warrants and convertible notes could adversely affect the terms on which the Company can obtain additional financing, and the holders can be expected to exercise those exercise and conversion rights at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its common stock on terms more favorable to the Company than those provided by the exercise or conversions of the securities.

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

         On September 8, 2006, the Board of Directors of the Company adopted a Rights Plan, the effect of which is to grant stockholders of record as of September 8, 2006, in the event of a transaction which is not an exchange or tender offer to all the stockholders and is on terms and price which a majority of certain members of the Board does not determine to be adequate and in the best interests of the Company, its stockholders and other constituencies the right to acquire during the period ended September 8, 2011 for each share held of record one additional share of

Common Stock at a price equal to 33 1/3% of the then market price. The transaction is the acquisition by an "Acquiring Person" or group of such shares which would result in the person or group beneficially owing in excess of 20% of the outstanding shares of Common Stock of the Company or the acquisition of by a 20% or more owner or group of owners of an additional 1% of the outstanding shares of Common Stock. The Plan also provides that in the event of a merger or other business combination in which the owners of all the outstanding shares prior to the transaction are not the owners of all the voting powers of the surviving corporation or in the event of a sale or transfer of more than 50% of the Company's assets or earning power the stockholders of the Company are to receive upon payment of the Purchase Price of $1,200 per share, shares of common stock of the acquiring company having a value equal to two times the Purchase Price.

         The existence of such Plan will have the effect of making the Company less attractive in the market to candidates not approved by certain members of the Board and thus reduce the possibility of a transaction being effected for the sale of Common Stock of the Company or an asset or stock transaction which would result at a higher price than if the Rights Plan did not exist.

         THE BY-LAWS OF THE COMPANY HAVE BEEN RECENTLY AMENDED TO RESTRICT THE ABILITY OF STOCKHOLDERS TO PARTICIPATE IN THE ELECTION OF DIRECTORS AND THE PRESENTATION OF MATTERS AT STOCKHOLDER MEETINGS.

On September 8, 2006,  the By-laws of the Company were amended to provide  that:
(i) nominees for Director at the annual meeting by stockholders other than by the Board can be made only by written notice to the Board delivered within a designated period prior to the meeting and provided certain information as to the nominee and the stockholder making such nomination is given to the Board in such notice, and (ii) business at the annual meeting can be introduced by the Board of Director or only by those stockholders who provide written notice not less than 40 nor more than 90 days prior to the annual meeting, containing a description of the business and reasons therefore and certain information as to the stockholders. Such provisions restrict the ability of stockholders to nominate Directors and to introduce business as to the Company for consideration of the stockholders.

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

ITEM 2. PROPERTIES.

FACILITIES AND EQUIPMENT

         The total office rental expense for fiscal 2004, 2005 and 2006 for the Company and its subsidiaries was $23,696, $25,967 and $91,246, respectively.

          The Company currently leases its principal executive offices consisting of approximately 1,561 square feet, in Phoenix, Arizona under a three-year lease agreement that expires on January 1, 2009, with monthly payments of $4,659.

         In November 2005, the Company entered into a sub-leasing agreement for approximately 1,208 square feet of office space for its research and technology development staff in Edison, New Jersey, providing for monthly payments of $2,750. The agreement expires on September 9, 2007.

         Kirk leases approximately 48,301 square feet of space in three different facilities in Florida under a six year lease expiring December 31, 2010 with monthly payments of $41,260.99.


ITEM 3.    LEGAL PROCEEDINGS.

         Reference is made to "Item 1. Business" for information as to the disputes between Synovics and Nostrum with respect to the attempts of Nostrum to terminate the Technology Agreement and ANDA Agreement.

         The Company, on December 4, 2006 filed a Demand for Arbitration, as subsequently amended on January 11, 2007, with the New York City Office of the American Arbitration Association seeking a determination that the Technology Agreement and ANDA Agreement have not been effectively terminated and continue in full force and effect and a refund from Nostrum in the amount of $1,889,159.47 paid by the Company to it. Synovics Laboratories, a Company subsidiary, is a co-claimant of this action.

         In addition, on November 17, 2006, the Company instituted an action in the United States District Court for the Southern District of New York seeking to enjoin Nostrum from terminating the Technology Agreement pending the determination of the arbitration. On November 20, 2006, the Company obtained from the United States District Court a temporary restraining order enjoining Nostrum from terminating the Technology Agreement. On December 6, 2006, the preliminarily enjoined Nostrum from terminating the Technology Agreement but only as to the four products designated by the Company for development pursuant to the Technology Agreement conditioned on the Company posting a $100,000 bond, which it posted. The Court held a further hearing in the matter on January 31, 2007, at which time the parties reported to the Court on the status of the arbitration and on the status of the Company's work with respect to the four products that are the subject of the injunction; the Court has reserved decision and extended the preliminary injunction pending the conduct of limited discovery.

         Synovics Laboratories, on January 12, 2007, filed a complaint with the United States District Court for the Southern District of New York seeking to enjoin Nostrum from terminating the ANDA Agreement. That action has been consolidated with the previously-filed action relating to the Technology Agreement. Synovics Laboratories moved for a preliminary injunction on January 23, 2007 and the Court has reserved decision ordering preservation of the status quo pending that decision.

         Andapharm and its former controlling person, John S. Copanos are being sued by in action that commenced on December 15, 2005, in the Court of the 15th Judicial Circuit in and for Palm Beach Count, Florida. by Breckenridge Pharmaceutical, Inc. ("Breckenbridge"), a distributor not selected by Andapharm to distribute its esterified estrogen products. The complaint alleges that AndaPharm breached a distribution contract with Breckenridge, misappropriated Breckenridge's trade secrets and sought an injunction against Andapharm. Management believes that Breckenridge's claim is without merit and will ultimately be dismissed or Andapharm will prevail on the merits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
             ISSUER PURCHASES OF EQUITY SECURITIES.

         The Company's common stock was quoted on the on the "Pink Sheets" from March 1, 2003 to July 12, 2005. On July 13, 2005 the Company's common stock was approved by the NASD and appeared on the OTCBB with an unpriced quote. Three business days later, on July 18, 2005, HDSN showed a priced quote for BNRX.OB. Thirty days later, on August 15, 2005 all other market makers were eligible to appear on the Nasdaq OTCBB with their quotes, and have been quoted there through the present.


                                                 High             Low
                                                 ----             ---
Fiscal Year Ended October 31, 2006(1)

Three months ended January 31, 2006              3.50             1.90
Three months ended April 30, 2006                4.50             2.40
Three months ended July 31, 2006                 4.60             3.50
Three months ended October 31, 2006              3.70             1.60

Fiscal Year Ended October 31, 2005

Three months ended January 31, 2005              3.75             0.15
Three months ended April 30, 2005                4.50             0.70
Three months ended July 31, 2005                 2.00             0.50
Three months ended October 31, 2005              4.40             1.35

Fiscal Year Ended October 31, 2004

Three months ended January 31, 2004              0.25             0.005
Three months ended April 30, 2004                0.45             0.001
Three months ended July 31, 2004                 0.45             0.04
Three months ended October 31, 2004              1.00             0.15


     (1) Stock price information for the years ended October 31, 2006, and 2005 have been derived from www.siliconinvestor.com.

         Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

         As of January 31, 2007, there were 172 holders of record of the Company's common stock. This figure does not represent the actual beneficial owners of our common stock because shares are held in "street name" by securities dealers and others for the benefit of individual owners.

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

         The Company's Credit Agreement with Bank of India prohibits the payment of dividends without the consent of the Bank

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         On October 31, 1996, the Company's Board of Directors adopted the 1996 Stock Plan authorizing 570,000 shares of Common Stock (the "Plan"), subject to approval by stockholders at their next Annual Meeting. The purpose of the Plan is to further the interests of the Company and its stockholders by encouraging key persons associated with the Company to acquire shares of the Company's common stock, thereby acquiring a proprietary interest in its business and an increased personal interest in its continued success. As of January 31, 2006, no options were outstanding under the Plan.

RECENT SALES OF UNREGISTERED SECURITIES

         The following issuances of securities were made without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act:

         Between October and December 2006, Kirk issued to accredited investors short term bridge notes in the principal amount of $700,000 bearing interest ranging from 10% to 20% per annum and in connection therewith the Company issued warrants to acquire an aggregate of 466,664 shares of its common stock at initial exercise prices of between $2.00 and $3.00 per share (subject to adjustment in certain circumstances) with exercise periods ranging from three to five years. Of the warrants issued, warrants to acquire 75,000 shares of the Company's common stock are exercisable on a cashless or net issuance basis. Notes in the principal amount of $450,000 were subsequently exchanged for units, each unit consisting of one share of common stock of the Company and warrants to purchase one share of common stock of the company, of like principal amount in a recent private placement conducted by the Company.

         Immediately prior to the closing of the acquisition of Kirk on May 23, 2006, the Company consummated two financings to satisfy the cash purchase price of $9,000,000 and its working capital requirements, as follows: (i) a credit facility with Bank of India, New York Branch (the "Bank of India Financing"); and (ii) the sale of 1,500,000 shares of Common Stock at $4.00 per share of the Company to Maneesh Pharmaceuticals Pvt Ltd. ("Maneesh"), an India-based accredited investor (as defined in Rule 501 (a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act")) (the "Maneesh Investment").

         The Bank of India Financing is structured as senior secured indebtedness in the principal amount of $10,500,000 (the "Principal"). Of the Principal, $5,250,000 was required to be utilized to satisfy a portion of the cash purchase price and $5,250,000 was required to be utilized for working capital purposes (the "Working Capital Loan"). Of the portion of the Principal that represented the Working Capital Loan, the Company is entitled to borrow from time to time an amount equal to 70% of the value of fully paid inventory and accounts receivable of the Company together with 100% of cash in accounts maintained by the Company and its subsidiaries at the Bank of India, or $5,250,000, whichever is less. The Bank of India Financing accrues interest at the prime rate of interest as determined by the Bank of India plus 1.0%. In the event of any default, such interest rate shall increase to the prime rate of interest as determined by Bank of India plus 3.0%. Interest is payable monthly. The Principal is to be repaid with payments that increase over time through December 31, 2010.

         Prepayments will be subject to a fee equal to 1.0% of the amount prepaid for each year or portion thereof remaining between the date of prepayment and December 31, 2010.

         The Company paid broker fees of $525,000 for services provided relative to the Bank of India financing. With respect to the Maneesh Investment, it paid an Introductions of Services fee of $180,000 and 300,000 warrants with an exercise price of $6.00, and paid a finder's fee consisting of $180,000 and 45,000 similar warrants.

         On October 3, 2005, the Company completed the Financing. The gross proceeds of the Financing were $3.345 million. Pursuant to the Financing, the Company issued $3.345 million of principal amount of Convertible Notes, which are convertible into an aggregate of 1,115,000 shares of Company common stock at a price of $3.00 per share, and warrants to purchase an aggregate 557,500 shares of Company common stock at $4.00 per share. The The conversion and exercise prices are subject to a potential downward adjustment in accordance with the terms of the agreement. The portions of the proceeds from the financing were used to meet certain obligations under the Company's agreement with Nostrum for reimbursement of costs pertaining to development of its oral controlled-release drugs.

         On September 15, 2005, the Company issued 50,000 shares of common stock to Asia Pacific Investment Holdings Limited ("Asia Pacific") for an aggregate price of $50,000.

         On August 15, 2005, the Company issued 80,000 shares of common stock to James Belcher and his designees as payment for rights to certain proprietary technology and issued 85,000 shares of common stock to Divine Capital for consulting services.

         On August 1, 2005, the Company issued 30,000 shares of common stock in a private placement to Pharm Advisors for consulting services.

         In May 2005, the Company issued 159,625 shares of common stock at $1.60 per share in a private placement offering.

         On April 27, 2005, the Company issued 25,000 shares of common stock to an employee of the Company for services.

         On March 16, 2005, the Company issued 6,000,000 shares of common stock to Nostrum as payment for the modification to the licensing agreement for technology to rights to develop an additional ten generic pharmaceutical products under its license agreement with Nostrum.

         On February 28, 2005, the Company entered into a private placement purchase agreement whereby for $202,500, 200,000 shares were sold and 65,000 shares issued to Landmark Financial Corporation, a warrant holder.

         In December 2004, the Company issued 49,500 shares of common stock at $1.00 per share to Asia Pacific upon conversion of a convertible note issued on February 12, 2004.

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

                                                                             YEAR ENDED
                                                                             OCTOBER 31,
                                                                             -----------
                                                    2006              2005             2004            2003           2002
Gross Revenues                                   $10,516,000            $8,192         $98,767         $32,005        $45,265
Net Revenues                                     $10,516,000            $8,192         $98,767         $31,978        $36,516
Cost of Sales                                     $8,158,000           $45,289         $18,269          $5,829        $14,182
Gross Profit (Loss)                               $2,358,000         ($37,097)         $80,498         $26,149        $22,334
Operating Expenses                                $5,977,000        $1,874,468        $866,913        $468,418     $1,246,583

Other Income (Expense)                          ($3,910,000)        ($999,695)      ($337,921)      ($317,253)     ($612,026)
Net Loss                                        ($7,529,000)      ($2,911,260)    ($1,124,336)      ($759,522)   ($1,836,275)
Basic and Diluted Loss Per Share                     ($0.33)           ($0.14)         ($0.14)         ($0.17)        ($0.42)


Weighted Average Shares
   Outstanding (1)                                26,044,630        20,094,784       7,840,496       4,352,600     $4,352,600
Balance Sheet Data:
Working Capital (Deficit)                       ($5,289,000)      ($3,713,386)    ($3,079,327)    ($3,661,647)   ($3,407,218)
Total Assets                                      $38,88,650       $16,911,555      $2,875,306      $2,210,696        2714644
Total Liabilities                                $25,779,163        $5,607,804      $3,779,939      $3,707,993     $3,489,219
Stockholders equity (deficit)                    $13,103,487       $11,303,751      ($904,633)    ($1,497,297)     ($774,575)

          (1)     These shares do not include 1,947,751,  620,472,  910,370, and
                  713,836 shares of common stock for the years ended October 31, 2006, 2005, 2004 and 2003, and respectively, that may be issued upon exercise of outstanding stock options, warrants and convertible preferred stock as they are antidilutive.

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

OVERVIEW

         Synovics is a specialty pharmaceutical development company focusing upon the development of difficult to formulate, oral controlled-release drug formulations utilizing proprietary drug formulation and delivery technologies and since the acquisition of Kirk and its affiliate Andapharm in May 2006, the manufacture and distribution of private label over-the-counter drugs and prescription drugs.

         The Company has licensed proprietary oral control-release technology with the rights to develop exclusively and worldwide, ten generic and ten 505(B)(2) drugs, improved formulations of previously approved drugs. These rights are the subject of a dispute between the Company and Nostrum, which owns approximately 40% of the Company's outstanding shares. (See Item 1, Business). Prior to the commencement of the dispute, Synovics intended to invest the majority of its resources in the development and commercialization of these products during the next few years.

         Prior to 1999, management's efforts had been primarily directed toward conducting research and development, applying for patent approvals, developing manufacturing and distribution arrangements for its dietary supplement product and obtaining initial capital and financing to fund these activities.

         Synovics (formerly NutraGenics, Inc. until December 26, 1996) completed a merger with LipoGenics, Inc., a Delaware corporation ("LipoGenics"), on October 31, 1996, and LipoGenics became a wholly owned subsidiary of the Company. The merger with LipoGenics was accounted for in a manner similar to a pooling-of-interest and as such Synovics' accounts reflect the historic operations of LipoGenics. Synovics issued 418,549 shares in connection with the merger. Pursuant to the merger, Synovics obtained ownership of certain proprietary rights related to dietary supplements previously licensed to it by LipoGenics and acquired ethical drug (a regulated pharmaceutical), functional food and other dietary supplement rights owned by LipoGenics.

         On October 31, 1997, Nutrition Technology Corporation ("Nutrition Technology"), a subsidiary of Synovics, completed a forward triangular merger of a subsidiary of Nutrition Technology with InCon Technologies Inc., a specialty chemical processing company in Illinois ("InCon"). InCon became a wholly owned subsidiary of Nutrition Technology. The merger with InCon was accounted for as a purchase and Synovics issued 280,000 shares in connection with the merger. In connection with the merger, the edible oil plant sales and consulting business formerly conducted by an InCon affiliate was transferred to InCon International Ltd., a wholly-owned subsidiary of Synovics, and specialty vitamin E technology relating to soluble and powder vitamin E owned by another affiliate was transferred to InCon.

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

         To this end, in 1998, the Company entered into a strategic manufacturing partnership with Associated British Foods, North America/ACH Food Companies, Inc. ("ABF"), which made a substantial investment in Synovics' stock. The Company's objective was to employ its technology as a platform for (1) ABF to manufacture value-added micronutrients and nutritional commodities derived through secondary processing of food processing by-products, and (2) to market proprietary functional nutrition ingredients based on these micronutrients through strategic partnerships. Synovics' goal was to leverage its core competency to obtain revenue from both the manufacturing and marketing of these value-added micronutrients and nutritional commodity product streams.

         Late in 1998, to streamline operations and cut costs, the Company sold its rice bran extraction operation and related technology to the ABF subsidiary, ACH (formerly AC HUMKO), for approximately $4,500,000. Synovics also reduced its employee base by one-half as part of a restructuring of the way the Company marketed its principal product, evolvE(R).

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

         In 2004, the Company began the development of four new proprietary, functional nutrition products that address maintenance of normal blood lipid ratios. The Company does not currently plan to pursue the development of these products.

         In 2004, the Company acquired from Nostrum oral controlled-release technology rights to be used in the development and commercialization of certain to-be-named 505(b)(2) drug candidates in exchange for 6,000,000 shares of common stock evidenced by an agreement dated June 16, 2004, memorializing the transaction. As part of the Nostrum agreement, Synovics was required to (1) have an outstanding loan of approximately $1,500,000 collateralized by the assets of the Company and, convertible into shares of common stock at the price of not less than $1.00 per share and (2) secure a "lock-up" of a total of 13,500,000 shares of its common stock (including Nostrum's stock) for a period of 18 months. The date for accomplishing the conversion and stock lock-up has been extended from October 15, 2004 several times to September 30, 2005 by successive agreements with Nostrum.

         On August 2, 2004, Synovics sold 1,000,000 shares of its common stock for $1,000,000 to Asia Pacific pursuant to a stock purchase agreement, requiring Synovics to apply the proceeds to cover expenses (including administrative expenses) related to conducting the Company's audits for fiscal years 2002, 2003 and 2004 and filing its tax returns and SEC reports for those years.

         Subsequent and unrelated to the Nostrum transaction, InCon made an asset distribution to its respective owners of certain dietary supplement technology that Synovics had previously contributed. Synovics then re-acquired the other half of the distributed technology from Asia Pacific in exchange for 200,000 shares of its common stock.

         On March 16, 2005, Synovics issued 6,000,000 shares of common stock to Nostrum as payment for the modification to the licensing agreement for technology to rights to develop an additional ten pharmaceutical products as generic drugs under its agreement with Nostrum. The lock-up provision contained in the previous licensing agreement was modified to 19,000,000 shares (including the 6,000,000 shares issued to Nostrum).

         On October 3, 2005, the Company completed a private placement of convertible notes and warrants (the "Financing"). The gross proceeds of the Financing were $3.345 million. Pursuant to the Financing, the Company issued $3.345 million of principal amount of 9% convertible notes (the "Convertible Notes"), which are convertible into an aggregate of 1,115,000 shares of Company common stock at a price of $3.00 per share, and warrants to purchase an aggregate 557,500 shares of Company common stock at $4.00 per share (the "Private Warrants"). The Private Warrants were valued at $461,245 using the Black Scholes Model, assuming a life of three years, volatility of 550%, and a risk free borrowing rate of 3.125% and will be charged to interest expense over the life of the debt commencing in 2005. The price per share for the conversion of the Convertible Notes and exercise of the Private Warrants is subject to potential downward adjustment in accordance with the terms of the agreement. The Financing was made in accordance with Section 4(2) and Rule 506 of Regulation D under the Securities Act. The Company paid a cash commission of $301,050 and agreed to issue to Indigo Capital (the "Placement Agent" three year Warrants to purchase 75,263 shares of Common Stock. The purchaser of the Notes and Warrants agreed that no sales of those securities will be made unless registered under the Securities Act or exempt from registration.

         In May 2006, the Company sold an additional $1,500,000 aggregate principal amount of notes substantially identical to the Convertible Notes to Asia Pacific Holdings Limited. In addition, the Company issued to Asia Pacific warrants to acquire an aggregate of 250,000 shares at $4.00 per share, exercisable for three years.

         On February 2006, the Placement Agent acquired a warrant to purchase an aggregate of 500,000 shares of common stock at the exercise price of $5.00 per share exercisable for three years. The purchae price for such warrants was a promissory note in the amount of $150,000 due and payable in February 2009.

         The Company also entered into a registration rights agreement with the purchasers of the 9% Convertible Notes which, among other things, obligates the Company to file a registration statement to register the shares of Common Stock underlying the 9% Convertible Notes and warrants including the placement agent warrants promptly following the closing of the offering and to cause the registration statement to be declared effective no later than 120 days following closing. The registration rights agreement provides for a penalty of 1% of the sum of purchase price paid by the purchaser plus the aggregate exercise price of the warrants and placement agent warrants for the first two months of the late period increasing to 2.5% for each subsequent month. There is no cap on the penalty. The Company will recognize the penalty, if any, incurred under the registration rights agreement as interest expense in the period in which they are incurred. The Company failed to have an effective registration statement as defined under the agreement and as of October 31, 2006 recognized $914,549 of penalties.

         On April 30, 2006, the Company together with Asia Pacific (collectively, the "Sellers") each sold their respective 50% interests in InCon Processing LLC to John Palmer and N.P. Shaikh, current managers of that operation. The InCon operation was deemed by the Company to no longer be an important element in its current business strategy. The Sellers are to receive distribution of future earnings before interest, depreciation and amortization (EBITDA) of InCon in the total amount of $600,000, and were assigned certain tocotrienol processing technology and the respective interests of Messrs. Palmer and Shaikh in Bali Holding, LLC, a holding company, including 118,000 shares of the Company's Common Stock which had been issued to acquire the interests stock. The sale proceeds are to be shared equally by Synovics and Asia Pacific when distributed. The Company and Asia Pacific have agreed to provide certain consulting services to InCon for three years for an annual consulting fee payable for five years equal to the lesser of 100,000 per year or 25% of InCon's EBITDA, but not more than a total of $300,000 for each.

         During fiscal year 2006, the Company sold for $3,000,000 in a bridge financing a like principal amount of its 9% Convertible Bridge Notes and three year warrants to purchase 500,000 shares of the Company's Common Stock. The Company paid a cash commission of

301,050 and issued to the Placement Agent three year Warrants to purchase 575,000 shares of Common Stock. The purchaser of the Notes and Warrants agreed that no sales of those securities will be made unless registered under the Securities Act or exempt from registration.

         On May 23, 2006, the Company acquired Kirk and Andapharm for $12 million of which $9 million was paid in cash and the remaining $3 million was paid by a carry back three year note. To help finance the acquisition of the outstanding stock of Kirk, the Company in May 2006 entered into a Credit Agreement providing for a $5,250,000 working capital loan to be extended and a $5,250,000 term loan with Bank of India and sold for $6,000,000 to Maneesh 1,500,000 shares of its Common Stock. The loans are secured by a pledge of the Company's assets and are guaranteed by Nostrum and Dr. Mulye.

         Kirk is a cash flow positive pharmaceutical business engaged in the development, manufacture and distribution of prescription and private label over-the-counter drugs for major drug store chains and distributors in the United States. Since its inception in 1999, it has sustained year to year growth through unique over-the-counter products combined with high quality and low cost manufacturing. The acquisition of Kirk is part of the Company's overall strategy of creating an operational structure through which the Company's product pipeline can be manufactured and distributed at the same as generating cash flow to support the Company's research and development program. No assurances can be given that Kirk will continue to be cash flow positive or that it will generate sufficient cash flow to independently support the Company's research and development program.

         Since the Company's inception through the current fiscal year, it has received an opinion noting the substantial doubt about the Company's ability to continue as a going concern from its independent auditors due to the significant recurring operating losses. However, the Company intends to attempt to take the steps necessary to resolve the conditions giving rise to this opinion through the efforts outlined above, as to which no assurances can be given.

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

         Synovics has identified the following as critical accounting policies affecting the Company: Revenue Recognition and Income Taxes.

         REVENUE RECOGNITION

         Synovics generally recognizes product revenue at the time of shipment to the customer. Revenues from the sale of consignment inventory are recognized upon the sale of the inventory by third parties. Revenues from services are recorded at the time the service is rendered and/or reimbursable expenses are incurred.

         INCOME TAXES

         The Company has a history of losses. These losses generated sizeable federal net operating loss ("NOL") carryforwards as of October 31, 2006 of approximately $46 million.

         Generally accepted accounting principles require that the Company record a valuation allowance against the deferred income tax asset associated with these NOL carryforwards and other deferred tax assets if it is "more likely than not" that the Company will not be able to utilize them to offset future income taxes. Due to the Company's history of unprofitable operations, the Company only recognizes net deferred tax assets in those subsidiaries in which it believes that it is "more likely than not" that it will be able to utilize them to offset future income taxes in the future. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes on current income. At October 31, 2006, net deferred tax assets were approximately $18.5 million.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR YEAR ENDED OCTOBER 31, 2006 COMPARED TO YEAR ENDED OCTOBER 31, 2005

         The Company acquired Kirk and Andapharm, in May 2006. Results for the period since acquisition through October 31, 2006 are included in the Company's results for the year.

         Total revenues generated during the year ended October 31, 2006 amounted to $10,516,000, compared to $8,000 for the year ended October 31, 2005. Cost of revenues and gross profit was approximately $8,159,000 and $2,358,000 for the year ended October 31, 2006, respectively, versus $45,000 and a gross loss of $37,000 for the year ended October 31, 2005. The increase in revenues cost of revenues and gross profit was solely the result of the Company's acquisition of Kirk.

         Total expenses for the year ended October 31, 2006 aggregated approximately $9.9 million, which resulted in a net loss of $8,571,000. This compares to net loss of $2,911,000 for the year ended October 31, 2005. The increase in net loss is due primarily to interest expense and the loss from the sale of InCon Processing during the year ended October 31, 2006.. The net loss per share was $0.33, $0.14 and $0.14 for each of the years ended October 31,2006, 2005, and October 31, 2004, respectively.

RESULTS OF OPERATIONS FOR YEAR ENDED OCTOBER 31, 2005 COMPARED TO YEAR ENDED OCTOBER 31, 2004.

REVENUES, EXPENSES AND NET LOSS

         During 2005, the Company focused on negotiating and consummating its agreement with Nostrum and furthering the research and development of the licensed technology of such agreement. Total revenues generated during the year ended October 31, 2005 amounted to $8,000, compared to $99,000 for the year ended October 31, 2004. Synovics Health Products generated $8,000 in revenues for the year ended October 31, 2005, compared to $99,000 for the year ended October 31, 2004. LipoGenics did not generate any revenues for the years ended October 31, 2005 and October 31, 2004. The Synovics Health Products revenues reflect the sales of its first product, evolvE(R) which is sold directly to consumers via the Internet. The Company no longer views this product as a material part of its future plans, and therefore the decline in revenue is due to the elimination of advertising and promotional programs.

         Total expenses for the year ended October 31, 2005 aggregated $2,874,000, which amounted to a net loss of $2,911,000. This compares to net loss of $1,124,000 for the year ended October 31, 2004. This increase in net loss is due primarily to an increase in the Company's research and development activities of approximately $1,522,000, legal and accounting fees associated with the Company's efforts to maintain compliance with the periodic reporting requirements of the Exchange Act, as well as interest expense of $732,000 for the recognition of an accelerated interest rate of 25% on borrowings under a consolidated, multiple advance, non-revolving note agreement. There was also a one-time expense of $43,750 for stock based compensation to an employee of the Company. The net loss per share was $.14 for each of the years ended October 31, 2005, and October 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         YEAR ENDED OCTOBER 31, 2006, 2005, AND 2004

         To date, the Company's operations have not generated sufficient cash flow to satisfy the Company's capital needs. The Company has financed its operations primarily through the private sale of common stock and warrants and debt securities. The Company had a working capital deficit of approximately $5,200,000 at October 31, 2006, as compared with $3,913,000 and $3,079,000 at
October 31, 2005, and 2004, respectively. Cash and cash equivalents were $2,393,437, $129,000 and $629,000, at October 31, 2006, 2005, and 2004,
respectively.

         Net cash used in operating activities during the years ended October 31, 2006, 2005, and 2004, was $5,200,000, $2,258,000, and $640,000,
respectively. The approximately $5,200,000 in net cash used in operating activities during the year ended October 31, 2006 was the result of the net loss of approximately $8,600,000 in fiscal 2006, offset by non cash expense including the loss in the joint ventures of approximately $1,000,000 and the loan discount was approximately $1,200,000. The increase in net cash used in operating activities during the year ended October 31, 2005 resulted primarily from the Company's net loss of approximately $2,900,000 million in 2005, offset by non-cash expenses including equity in net loss of joint venture of $220,000, stock based compensation of approximately $44,000, a write down of inventory of $44,000, as well as an interest accrual for accelerated interest on the Multiple Advance Non-Revolving Note of approximately $732,000, which was not paid in cash. The increase in net cash used in operating activities during the year ended October 31, 2004 resulted primarily from the Company's net loss of approximately $1,100,000 in 2004 offset by non-cash expenses including equity in net loss of joint venture of approximately $332,000 and stock based compensation of approximately $157,000.

         Net cash used in investing activities during the years ended October 31, 2006 and 2005, was approximately $10,400,000 and $350,000, primarily the result of the purchase of equipment and fees associated with acquisition activities.

         Net cash provided by financing activities during the years ended October 31, 2006, 2005, and 2004, was approximately $17,800,000, $2,108.000, and
$1,280,000, respectively. The cash provided in 2006, 2005, and 2004 reflects approximately $5,600,000, $508,000, and $1,201,000, from the proceeds from the placement of common stock and warrants, and approximately $13,600,000, $1,600,000, and $80,000, from the proceeds from the issuance of notes payable, respectively.

         The Company is currently delinquent in the payment of an obligation to bring current certain notes payables and currently has undertaken a capital raising effort for this purpose. There is no assurance the Company will succeed in this effort or that none of these noteholders will file an action against the Company for default.

         The Company will require additional equity and/or debt financing for fiscal 2007 to fund its operations and to satisfy its debt service obligations. There can be no assurance given that the Company will be successful in the sale of its equity or obtaining additional capital from other sources or means.

         Synovics' auditors have expressed in their audit report a qualification as to its ability to continue as a going concern. See Note 2 of the Notes to the Consolidated Financial Statements regarding the Company's plans to address this concern.

         The Company has not entered into any material capital expenditure agreements, or engaged in any off balance sheet financing.

         The following table depicts our obligations and commitments as of October 31, 2006 to make future payments under existing contracts or contingent commitments.



                                           PAYMENTS DUE BY PERIOD

                                         LESS                            AFTER 5
                                        THAN 1
CONTRACTUAL OBLIGATIONS    TOTAL         YEAR       1-3 YEARS  4-5 YEARS  YEARS

Note payable - bank      $10,500,000  $1,000,000   $8,250,000  $1,250,000   $ -

Note payable - seller    3,000,000    1,000,000    2,000,000   -            -

Convertible bridge notes 4,545,000    4,545,000    -           -            -

Notes payable -
shareholders and others  250,000      250,000      -           -            -

Capital lease
obligations              279,638      78,100      201,538
                         -------------------------------------------------------

                         $18,574,638  $6,873,100  $10,451,538  $1,250,000   $ -
                         =======================================================

PROSPECTIVE INFORMATION

         The Company expects to incur losses from operations for the foreseeable future as it aggressively pursues the commercialization of certain products and, subject to its achieving success in its dispute with Nostrum as to termination of its Technology License and ANDA Agreements, employing the licensed technology from Nostrum and the development of products with Kirk. We expect to incur increasing research and development expenses, including expenses related to additions to personnel, product formulation and development, and clinical trials as well as increasing legal costs as a result of the dispute with Nostrum. We expect that our selling, general and administrative expenses will increase in the future as we expand our business development, legal and accounting staff, and add sales and marketing to our infrastructure. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of our licensed technology from Nostrum, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, and the availability of debt and equity financing.

          We also intend to further explore strategic alliances and licensing agreements with other pharmaceutical companies to generate revenues, but can give no assurance that any of these efforts will be successful or meet expectations.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the Consolidated Financial Statements for the fiscal year ended October 31, 2006, the Notes thereto and Independent Auditors' Report thereon commencing at Page F-1 of this Report.

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

         In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's President and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to the period covered by this Annual Report.

ITEM 9B.  OTHER INFORMATION.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The following table sets forth certain information regarding Synovics' current directors and executive officers:

NAME                             AGE      POSITION

Ronald H. Lane, Ph.D.            62       Chairman of the Board, Chief Executive
                                          Officer,  President,  Treasurer, Chief
                                          Financial Officer and Secretary
William M. McCormick(1)(2)       66       Director
Richard M. Feldheim(1)(2)        65       Director
John S. Copanos                  37       President,  Chief  Operating  Officer,
                                          Treasurer   Secretary    of       Kirk
                                          Pharmaceuticals,  LLC  and  AndaPharm,
                                          LLC
Steve Getrear                    59       Chief    Executive   Officer,     Kirk
                                          Pharmaceuticals LLC and AndaPharm, LLC
----------------------
(1)      Member of the Audit Committee
(2)      Member of the Compensation Committee

         RONALD HOWARD LANE, PH.D., has served as Chairman of the Board, Chief Executive Officer and President of the Company since December 1994 and its predecessor, NutraGenics (Delaware), since April 1994. He also served as Chief Executive Officer and President of LipoGenics from July 1992 to October 1997. Dr. Lane is responsible for directing Synovics' corporate development and growth. He received a Ph.D. and post-doctorate NIH fellowship from the University of Wisconsin (Madison) in Neurophysiology. Dr. Lane spearheaded development of the technology at LipoGenics. He had been previously employed by Norcap Financial Corporation, The National Western Group, Inc. (an investment company), and Taylor Pearson Corporation.

         RICHARD M. FELDHEIM has been a member of the board of directors since October 1995. He served as a director, Secretary and Chief Financial Officer of LipoGenics from July 1992 until October 1996. Mr. Feldheim has served as Chairman and Co-Chief Executive Officer of Abby's, a restaurant chain in Oregon, since 1991. He was in private practice as a lawyer prior thereto, and had been previously employed with Goldman Sachs & Co.; Donaldson, Lufkin & Jenrette; J. Aron Company; and Price Waterhouse, and was President of Norcap Financial
Corporation. Mr. Feldheim received a B.S., B.A., a Master's Degree in Accounting, and a J.D. from the University of Arizona, as well as an LL.M. in Taxation from New York University. He is a Certified Public Accountant.

     WILLIAM M. McCORMICK has been a member of the board of directors since May 1996. He currently serves as Chairman of the Executive Advisory Board of Inverness Management, LLC . Mr. McCormick was from 1990 to 1995 President and Chief Executive

Officer and a Director from 1990 until 1997 of PennCorp Financial Group, Inc., a NYSE company. Prior thereto, Mr. McCormick was employed by the American Express Company. His titles there ranged from Senior Vice President Finance, Systems & Operations of the American Express International Banking Corporation and
President  of  American   Express'   Travel  Related   Services   Company.   For
approximately five years thereafter, Mr. McCormick was Chairman and CEO of Fireman's Fund Insurance. After graduating from Yale, Mr. McCormick spent his early years in investment banking and management consulting with Donaldson, Lufkin & Jenrette and McKinsey & Company, Inc., respectively.

         JOHN S. COPANOS is the founder of Kirk and its affiliate ANDAPharm and is the President and Chief Operating Officer of Kirk and Chief Executive Officer of ANDAPharm.

         STEVEN GETRAER, has served as Chief Executive Officer of Kirk and President of Andapharm since its acquisition in May 2006. He was hired to provide Kirk with a top level professional manager. Prior to joining Kirk, Mr. Getraer was an independent business consultant starting in 2003. Before that he was a managing director of Henry Schein UK Holdings from 1999 to 2003. Mr. Getraer is a strong complement to Mr. Copanos' entrepreneurial skills. Mr. Getraer has a BS in accounting from Long Island University and he completed his course work for his MBS from New York University.

         The Board of Directors is divided into three classes with each class of director elected for a staggered term of three years and until their respective successors is duly elected and qualified.

         There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

         The Company has established a standing audit committee of its board of directors with Messrs. Feldheim and McCormick as its members. Mr. Feldheim is an independent director, as defined by the rules governing the American Stock Exchange and has been designated as an audit committee financial expert.

         The Company has not yet adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller. The Company's examination of its corporate governance and other policies and procedures that relate to a larger enterprise has been interrupted by the time and effort required by the ongoing dispute and related injunction hearings and arbitration with Nostrum. Shortly following conclusion of these matters, the Company expects to adopt a code of ethics applicable to all directors, officers and employees.

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

         Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended October 31, 2006 that no other reports were required, the Company believes that its directors and officers may have been deficient in complying with Section 16(a) filing requirements during such fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth the total compensation received for services rendered in all capacities to the Company for the three fiscal years ended October 31, 2006, 2005 and 2004 by the Company's Principal Executive Officer, who is also its Principal Financial Officer and its three most highly compensated executive officers and former executive officer whose aggregate cash compensation exceeded $100,000 for the year ended October 31, 2006, including Dr. Mulye who had been employed as Chief Scientific Officer from October 1, 2005 to January 3, 2007 (collectively, the "Named Executive Officers"). There were no other employees of the Company or its subsidiary whose compensation exceeded $100,000 for the October 31, 2006 fiscal year.

SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION
                              -------------------
                                                                                                CHANGE IN
                                                                                              PENSION VALUE
                                                                                                   AND
                                                                                 NON-EQUITY    NONQUALIFIED
                                                                                 INCENTIVES      DEFERRED
                                                              STOCK    OPTION       PLAN       COMPENSATION    ALL OTHER
NAME AND                                                      AWARDS   AWARDS   COMPENSATION     EARNINGS     COMPENSATION   TOTAL
PRINCIPAL POSITION           YEAR    SALARY ($)   BONUS ($)     ($)      ($)         ($)            ($)           ($)         ($)
------------------           ----    ----------   ---------     ---      ---         ---            ---           ---         ---
Ronald H. Lane, Ph.D. (1)    2006     353,846       None    3,750,000   None        None           None           None      353,846
Chief Executive Officer      2005     225,910       None       None     None        None           None           None      225,910
and President and Chief
Financial Officer and
Secretary
                             2004     $163,919     $39,028     None     None        None           None           None       202,947

Steven Getrear (2)           2006     $240,000(3)   None       None     None        None           None           None      $240,000
Chief Executive Officer of   2005       N/A          N/A        N/A      N/A         N/A            N/A           N/A          N/A
Kirk Pharmaceuticals LLC     2004       N/A          N/A        N/A      N/A         N/A            N/A           N/A          N/A
and President of Andapharm
LLC

John Copanos (4)             2006     $250,000    $25,000(5)    N/A      N/A         N/A            N/A           N/A      $275,000
President and Chief          2005       N/A          N/A        N/A      N/A         N/A            N/A           N/A          N/A
Operating Officer of Kirk    2004       N/A          N/A        N/A      N/A         N/A            N/A           N/A          N/A
Pharmaceuticals LLC
and Chief Executive Officer
of Andapharm

John R. Palmer (5)           2006       N/A          N/A        N/A      N/A         N/A            N/A           N/A          N/A
Chief Executive Officer and  2005     200,000       None       None     None        None           None           None       200,000
President of InCon           2004     200,000       None       None     None        None           None           None       200,000
Technologies Inc.

Nirmal Mulye (6)             2006     347,692       None       None     None        None           None           None       347,692
Chief Scientific Officer     2005       N/A          N/A        N/A      N/A         N/A            N/A           N/A          N/A
                             2004       N/A          N/A        N/A      N/A         N/A            N/A           N/A          N/A

(1) Does not include accumulated deferred compensation of $267,948 as of October 31, 2006.

(2)  In May 2006, the Company acquired Kirk  Pharmaceuticals  LLC and Andapharm,
     LLC.  Mr.   Gatrear  serves  as  the  Chief   Executive   Officer  of  Kirk
     Pharmaceuticals LLC and as President of Andapharm, LLC.

(3)  This represents annualized consulting fees for services of Mr. Getrear.

(4) In May 2006, the Company acquired Kirk Pharmaceuticals LLC and Andapharm, LLC. Mr. Copanos serves as the President and Chief Operating Officer of Kirk Pharmaceuticals and as Chief Executive Officer of Andapharm, LLC.

(5) This represents a onetime bonus paid to Mr. Copanos prior to the Company's acquisition of Kirk Pharmaceuticals LLC and Andapharm, LLC.

(6)  In October 31, 2005, the Company sold InCon Technologies, Inc.

(7)  The referenced individual resigned from the position in January 2007.

COMPENSATION COMMITTEE

         The compensation committee of the board of directors currently has William McCormick and Richard Feldheim as its members and since September 2006, Mr. McCormick has served as the Chairman of the compensation committee. The compensation committee held one meeting during the year ended October 31, 2006. Subject to outstanding employment agreements, the compensation committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees and consultants.

         Our compensation programs are intended to enable us to attract, motivate, reward and retain the management talent required to achieve corporate objectives and thereby increase stockholder value. It is our policy to provide incentives to our senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of our business.

RELATIONSHIP OF COMPENSATION TO PERFORMANCE AND COMPENSATION OF OUR EXECUTIVE OFFICERS

         The compensation committee will annually establish, subject to the approval of the board of directors and any applicable employment agreements, the salaries that will be paid to our executive officers during the coming year. In setting salaries, the compensation committee takes into account several factors, including competitive compensation data, the extent to which an individual may participate in the stock plans maintained by us, and qualitative factors bearing on an individual's experience, responsibilities, management and leadership abilities and job performance.

OPTION GRANTS

         There were no options granted in the fiscal year ended October 31, 2006. As of October 31, 2006 there are no outstanding options held by officers or directors of the Company.

DIRECTOR COMPENSATION

         The Company pays all of its Board members reimbursement for expenses for each Board meeting attended.

EMPLOYMENT AGREEMENTS

         Currently, we do not maintain employment agreements with our executive officers. We intend to enter into an employment agreement with each executive officer prior to the end of the second quarter of 2007. We anticipate that these agreements will contain provisions which will be comparable to those of similarly situated companies in our industry with respect to confidentiality, non-competition and assignment of intellectual property.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following tables set forth certain information as of October 31, 2006, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company, (iii) all officers and directors as a group.

BENEFICIAL OWNER AS OF OCTOBER 31, 2006                  AMOUNT
NAME OF BENEFICIAL OWNER                                OWNED(2)    PERCENT

DIRECTORS AND NAMED EXECUTIVE OFFICERS(1):
Ronald H. Lane, Ph.D. ** (3)                            3,939,668    15.13%
Richard M. Feldheim** (4)                                 405,529     1.56%
William M. McCormick ** (5)                               811,167      3.1%

Executive officers and directors as a group
(3 persons)                                             5,156,364    19.71%

OTHER 5% STOCKHOLDERS
Nirmal Mulye (6)
505 Thornall Street, STE 304
Edison, NJ 08837                                       10,661,000    40.93%
Maneesh Pharmaceuticals
23-24 Kalptaru Court
C. G. Road, Chembour
Mumbaik7 400 074
91 22 2520 2122                                         1,500,000     5.76%
Nalin Rathod (7)
90 Cecil Street, #08-03
069531 Singapore                                        2,184,661     8.15%


** His address is c/o Synovics Pharmaceuticals Inc., 2575 Camelback Road, Suite 450, Phoenix, AZ 85016

(1) Except as otherwise indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power and with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes shares of Common Stock issuable to the identified person pursuant to stock options or warrants that may be exercised within 60 days after October 31, 2006. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by any other stockholders.

(3) Includes 3,403,638 shares held of record by R.H. Lane Limited Partnership of which Dr. Lane is a general partner. He shares voting power over these shares with Richard M. Feldheim, a general partner. Dr. Lane disclaims beneficial ownership of 60,000 shares held by such partnership for the benefit of other partners and 180,000 shares held by the partnership for the benefit of his wife.

(4) Includes 3,966 shares held of record by Abby's, Inc., a corporation controlled by Mr. Feldheim, and 401,563 shares held of record by the R. M. Feldheim Limited Partnership of which Mr. Feldheim is the general partner. Does not include 3,403,638 shares held by R.H. Lane Limited Partnership for the benefit of other partners. He shares voting power over the shares held by Abby's, Inc. and R.H. Lane Limited Partnership.

(5) Includes 120,000 shares issuable upon exercise of stock options. Also includes 10,000 shares held by Mr. McCormick's wife and 4,500 shares held by Mr. McCormick's minor children, of which shares he disclaims beneficial ownership.

(6) Includes 10,661,000 shares held of record by Nostrum Pharmaceuticals, Inc, a corporation controlled by Mr. Mulye.

(7) Includes 750,000 shares issuable upon conversion of convertible notes and warrants exercisable into shares which were acquired in April 2006 by Asia Pacific Investment Holdings Ltd., an entity controlled by Mr. Rathod. Also includes 1,349,500 shares held of record by Asia Pacific Investment Holdings Ltd., 30,000 shares held of record by Macropower Development Ltd, and 14,286 shares held of record by Technology Resources & Investments Ltd, all corporations controlled by Asia Pacific Investment Holdings Ltd. Also 40,875 shares held in street name in the Indian Bank Depository Trust.

(8) Unless otherwise indicated, the address for each individual listed on the chart above is 2575 E. Camelback Road, Suite 450, Phoenix, AZ 85016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On September 27, 2005, the Company entered into an Assumption Agreement with Nostrum Pharmaceuticals, whereby the Company assumed Nostrum's obligation to pay Enem Nostrum Remedies Pvt. Ltd. $1,508,000 for its work in the research and development of pharmaceutical products. In consideration of the Company's assumption of the foregoing obligations, Nostrum agreed that the assumption and payment shall be a credit against the Company's obligation pursuant to Section 3.2(c) of the Technology License Agreement dated as of March 16, 2005, as amended, to reimburse Nostrum for reasonable costs and expenses incurred in providing assistance to the Company.

         On August 15, 2005, the Company issued 80,000 shares of Common Stock in a private placement to James Belcher and his designees, a current shareholder and note holder of the Company, for rights to certain technology. The transaction was valued at $116,000, the fair market value of the Company's stock on the given date.

         On March 16, 2005, the Company entered into a Technology License Agreement and replaced in its entirety the Product Development and License
Agreement with Nostrum Pharmaceuticals, Inc. dated June 16, 2004. The license grant provided exclusive worldwide rights to employ Nostrum's oral controlled-release delivery technology in the future development of ten 505
(b)(2) drugs and ten generic drugs, and the Company issued 6 Million shares of its common stock to Nostrum. Nirmal Mulye, who controls Nostrum which beneficially owns approximately 40% of the Company, was a Director of the Company from July 2004 until September 2006 and Chief Scientific Officer from October 31, 2005 to January 20007. Nostrum will receive a 50% royalty payment derived for net sales less cost of goods and other customary offsets on revenue generated for generic drug sales. There will is no royalty agreement nor payment required to Nostrum for sale of 505(b)(2) drugs or dietary supplements employing the licensed technology.

         On June 16, 2004, the Company entered into a Product Development and License Agreement with Nostrum extending rights to Synovics to develop and own exclusively and worldwide certain to be determined 505(b)(2) drug products.

         The Company issued Nostrum six million shares of common stock in a private placement as payment for the exclusive use of technology in the future development of 505(b)(2) drug products made available to it under the agreement with Nostrum. There is no additional compensation due to Nostrum for the technology available to Synovics under the agreement.

         On August 10, 2004, the Company issued and sold 1,000,000 shares of Common Stock in a private placement to Asia Pacific Investment Holdings Limited, the current owner of a 50% interest in InCon Processing (as described above, Synovics also owns a 50% interest in InCon Processing, LLC), for an aggregate purchase price of $1,000,000.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following is a description of the fees paid by the Company to Miller, Ellin & Co., LLP ("Miller Ellin") during the fiscal years ended October 31, 2006 and October 31, 2005:

         AUDIT FEES

         The Company paid fees of approximately $84,000 and $156,000 to Miller Ellin in connection with its audit and review of the Company's financial statements for the fiscal years ended October 31, 2006 and 2005, respectively.

         TAX FEES

         The Company did not pay any fees to Miller Ellin in connection with its services related to tax compliance, tax advice and tax planning for the Company for the fiscal years ended October 31, 2006 and 2005, respectively.

         ALL OTHER FEES

         The Company did not pay any fees to Miller Ellin to perform non-audit services during the years ended October 31, 2006 and 2005, respectively.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)      Documents filed as part of this Report:

         (1) Consolidated Financial Statements and Supplemental Schedules as listed in the Index to Consolidated Financial Statements on Page F-1 of this Report.

         (2)      List of Exhibits - See Index to Exhibits below.


Exhibit           Description
-------           -----------

3.1      Restated Articles of Incorporation (1)

3.2      Articles of Amendment to the Articles of Incorporation (1)

3.2a     Amendment to the Restated Articles of Incorporation*

3.3      Bylaws (1)

3.3a     Bylaws, as amended through September 20, 2006 (2)

4.1      Form of Certificate evidencing shares of common stock (1)

10.1 Form of Rights Agreement, effective as of September 8, 2006, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent (3)

10.2 Amendment No. 1 to Technology License Agreement, by and between the Company and Nostrum Pharmaceuticals, Inc., dated June 30, 2005 (4)

10.2a Amendment No. 2 to Technology License Agreement, by and between the Company and Nostrum Pharmaceuticals, Inc., dated August 31, 2005 (4)

10.2b Amendment No. 3 to Technology License Agreement, by and between the Company and Nostrum Pharmaceuticals, Inc., dated October 3, 2005 (5)

10.3 ANDA Ownership Transfer and Product License Agreement, dated as of May 17, 2006, by and between Nostrum Pharmaceuticals, Inc. and Synovics Laboratories, Inc. (6)

10.4 Letter Agreement, by and between the Company, Nostrum Pharmaceuticals, Inc. and Enem Nostrum Remedies Pvt. Ltd, dated September 27, 2005 (7)

10.5 Placement Agency Agreement, by and between the Company and Indigo Securities LLC, dated October 3, 2005 with respect to the Bridge Financing (5)

10.5a    Form of Subscription Agreement associated with the Bridge Financing (5)

10.5b    Form of 9% Convertible Bridge Notes (5)

10.5c    Form of Note offered in exchange for Convertible Bridge Note (3)

10.5d    Form of Bridge Warrants associated with the Bridge Financing (5)

10.5e Form of Registration Rights Agreement associated with the Bridge Financing (5)

10.6 Credit Agreement, dated as of May 22, 2006, between the Registrant and Bank of India, New York Branch (8)

10.6a Promissory Note, dated May 22, 2006, by the Registrant in favor of Bank of India, in the principal amount of $10,500,000 (8)

10.6b Security Agreement, dated May 22, 2006, by the Registrant in favor of Bank of India (8)

10.6c Corporate Guaranty, dated May 22, 2006, by Andapharm, Inc., Andapharm, LLC, Bionutrics Health Products, Inc., Incon Technologies, Inc., Kirk Pharmaceuticals, LLC, Kirk Pharmaceuticals, Inc., Lipogenics, Inc., Synovics Laboratories, Inc., and Nutrition Technology Corp. in favor of Bank of India (8)

10.6d Corporate Guaranty, dated May 22, 2006 by Nostrum Pharmaceuticals, Inc. in favor of Bank of India (8)

10.6e Individual Guaranty, dated May 22, 2006, by Dr. Nirmal Mulye in favor of Bank of India (8)

10.7     Promissory Note, dated May 23, 2006, by the Registrant in favor of John
         S. Copanos (9)

10.8 Form of Purchase and Sale Agreement by and among the Company, Asia Pacific Investment Holdings Limited, InCon Technologies, Inc., Bali Holdings, LLC, InCon Processing, LLC, InCon International, Inc., N.P. Shaikh and John R. Palmer, dated as of October 31, 2005 (10)

10.8a    Form of Consent of Noteholders to purchase (10)

10.9 Andapharm Purchase Agreement, dated as of July 28, 2005, between the Registrant and John S. Copanos (8)

21       Subsidiaries of the Company*

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427*

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427*

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

--------------

* Filed herewith

--See Item 13 of the  Company's  Report on Form 10-K for the year ended  October
  31, 2005 for a list of other material agreements executed prior to October 1, 2005

(1) Incorporated by reference to Registrant's Form 10 filed with the Commission on or about January 21, 1997.

(2) Incorporated by reference to Registrant's Form 8-K filed with the Commission on September 21, 2006.

(3) Incorporated by reference to Registrant's Form 8-K filed with the Commission on September 14, 2006.

(4) Incorporated by reference to Registrant's Form 10-K filed with the Commission on January 30, 2006.

(5) Incorporated by reference to Registrant's Form 8-K filed with the Commission on October 7, 2005, as amended on October 11, 2005.

(6) Incorporated by reference to Registrant's Form 8-K filed with the Commission on May 19, 2006.

(7) Incorporated by reference to Registrant's Form 8-K filed with the Commission on October 3, 2005.

(8) Incorporated by reference to Registrant's Form 8-K filed with the Commission on May 26, 2006.

(9) Incorporated by reference to Registrant's Form 8-K/A (amendment to 8-K filed on May 26, 2006) filed May 31, 2006

(10) Incorporated by reference to Registrant's Form 10-Q filed with the Commission on March 16, 2006

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SYNOVICS PHARMACEUTICALS INC.



Dated: February 13, 2007         By: /s/      Ronald Howard Lane
                                     -------------------------------------------
                                 Name:  Ronald Howard Lane
                                 Title: President and Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                   Title                      Date

/S/ Ronald Howard Lane             Chief Executive Officer,   February 13, 2007
------------------------------     President, Principal
Ronald Howard Lane                 Executive Officer,
                                   Principal Financial
                                   and Accounting Officer,
                                   Chairman of the Board



/s/ Richard M. Feldheim            Director                   February 13, 2007
-------------------------------
Richard M. Feldheim



/s/ William M. McCormick            Director                  February 13, 2007
---------------------------
William M. McCormick

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Synovics Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Synovics Pharmaceuticals, Inc. and Subsidiaries as of October 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended October 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synovics Pharmaceuticals, Inc. and Subsidiaries as of October 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, 2005, and 2004 in conformity with accounting principles generally accepted in the United States of America.

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

                                             Miller Ellin & Company, LLP
                                             Certified Public Accountants

New York, New York
February 13, 2007

                 SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      OCTOBER 31,
                                                             -------------------------------
                                                                2006                2005
                                                             ------------        -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $  2,393,437       $    128,819
  Accounts receivable, net                                      2,037,860                  -
  Inventory                                                     2,376,480              4,010
  Prepaid expenses and other current assets                       922,670            137,609
                                                             ------------       ------------

             Total Current Assets                               7,730,447            270,438
                                                             ------------       ------------

PROPERTY - Net of accumulated depreciation of $163,303.
  and $70,689, respectively                                     1,642,282              4,513
                                                             ------------       ------------

OTHER ASSETS:
  Deposits on equipment and security deposits                     379,622            234,494
  Deposit on purchase agreement                                         -            200,000
  Goodwill                                                     11,447,698                  -
  Deferred financing fees                                       1,967,937            375,042
  Intangible assets  - net of accumulated amortization of
      $343,113 and $312,816, respectively                      15,714,664         14,600,149
  Investment in Incon Processing, LLC                                   -          1,226,919
                                                             ------------       ------------
             Total Other Assets                                29,509,921         16,636,604
                                                             ------------       ------------
TOTAL ASSETS                                                 $ 38,882,650       $ 16,911,555
                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $  3,226,664       $  1,007,570
  Accrued expenses                                              1,970,277            992,362
  Current portion of note payable - bank                        1,000,000                  -
  Current portion of note payable - seller                      1,000,000                  -
  Current portion of capital lease obligations                     71,227                  -
  Notes payable - shareholders and others                         180,929          1,452,100
  Convertible bridge notes                                      3,906,118          1,423,980
  Accrued interest                                              1,735,174            731,792
                                                             ------------       ------------
             Total current liabilities                         13,090,389          5,607,804
                                                             ------------       ------------

LONG-TERM LIABILITIES:
  Deferred revenue                                                980,363                  -
  Note payable - bank, net of current maturities                9,500,000                  -
  Note payable - seller, net of current maturities              2,000,000                  -
  Capital lease obligations, net of current maturities            208,411                  -
                                                             ------------       ------------

             Total Liabilities                                 25,779,163          5,607,804
                                                             ------------       ------------

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value - authorized, 5,000,000 shares;
591,850 and 591,850 issued and outstanding, respectively
(liquidation preference of $798,998)                              798,998            798,998

Common stock - $.001 par value - authorized, 45,000,000 shares;
26,044,627 and 22,681,725 issued and outstanding,
respectively                                                       26,044             22,681

Additional paid-in capital                                     61,876,506         54,802,634

Warrants                                                        4,139,972            511,650

 Accumulated deficit                                         (53,403,233)       (44,832,212)

                                                               13,438,287         11,303,751
                                                             ------------       ------------

Subscription receivable                                         (150,000)                  -

Common Stock in Treasury                                        (184,800)                  -
                                                             ------------       ------------
             Total stockholders' equity                        13,103,487         11,303,751
                                                             ------------       ------------

TOTAL LIAILITIES AND STOCKHOLDERS' EQUITY                    $ 38,882,650       $ 16,911,555
                                                             ============       ============

See notes to the consolidated financial statements.

                 SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED OCTOBER 31,
                                                        --------------------------------------------------
                                                            2006               2005               2004
                                                        ------------       ------------       ------------

REVENUES, net                                           $ 10,516,398       $      8,192       $     98,767


COST OF REVENUES                                           8,158,727             45,289             18,269
                                                        ------------       ------------       ------------

                     GROSS PROFIT (LOSS)                   2,357,671            (37,097)            80,498


OPERATING EXPENSES
  Research and development                                 1,200,000          1,521,508                250

  Selling, general, and administrative                     4,776,857            352,960            866,663
                                                        ------------       ------------       ------------
                     Total expenses                        5,976,857          1,874,468            866,913
                                                        ------------       ------------       ------------

                     OPERATING LOSS                       (3,619,186)        (1,911,565)          (786,415)
                                                        ------------       ------------       ------------


OTHER INCOME (EXPENSES):
Other income                                                       -             13,695             (3,849)
Interest expense, net                                     (3,909,716)          (792,976)            (1,822)
                                                        ------------       ------------       ------------

                     Total other (expenses) income        (3,909,716)          (779,281)            (5,671)
                                                        ------------       ------------       ------------

NET LOSS BEFORE PROVISION FOR
     INCOME TAX                                           (7,528,902)        (2,690,846)          (792,086)

PROVISION FOR INCOME TAXES                                         -                  -                  -
                                                        ------------       ------------       ------------

       NET LOSS FROM CONTINUING OPERATIONS                (7,528,902)        (2,690,846)          (792,086)
       NET LOSS FROM DISCONTINUED OPERATIONS
       Equity in the loss of InCon Processing, LLC        (1,042,119)          (220,414)          (332,250)
                                                        ------------       ------------       ------------

NET LOSS                                                $ (8,571,021)      $ (2,911,260)      $ (1,124,336)
                                                        ============       ============       ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
FROM CONTINUING OPERATIONS                              $      (0.29)      $      (0.13)      $      (0.10)
FROM DISCONTINUED OPERATIONS                                   (0.04)             (0.01)             (0.04)
                                                        ------------       ------------       ------------

NET LOSS PER SHARE                                      $      (0.33)      $      (0.14)      $      (0.14)
                                                        ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                               26,044,630         20,094,784          7,840,496
                                                        ============       ============       ============

See notes to the consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED OCTOBER 31,
                                                                        --------------------------------------------------
                                                                            2006                2005              2004
                                                                        ------------        ------------      ------------
OPERATING ACTIVITIES:
Net loss                                                                $ (8,571,021)       $ (2,911,260)     $ (1,124,336)

Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization                                              122,911              32,015            30,880

  Equity in the loss of joint venture                                      1,042,119             220,414           332,275

  Stock based compensation                                                         -              43,750           156,500

  Amortization of bridge loan discount                                     1,230,412              40,225

  Expenses satisfied with issuance of common stock                                 -             141,250

  Changes in operating assets and liabilities:
      Accounts receivable                                                   (113,335)                  -

      Inventory                                                              974,229              45,311           (21,731)

      Prepaids and other current assets                                     (337,304)           (305,577)           (6,431)

Security Deposits                                                            (48,918)

Other assets
      Accounts payable                                                    (1,985,106)           (568,364)          (56,725)

      Accrued interest                                                     1,735,174

      Accrued liabilities                                                    866,346           1,004,150            49,171

Deferred Revenues                                                            (80,932)
                                                                        ------------        ------------      ------------

Net cash used in operating activities                                     (5,165,425)         (2,258,086)         (640,397)
                                                                        ------------        ------------      ------------

INVESTING ACTIVITIES:
  Purchases of equipment                                                    (447,939)           (237,809)           (3,499)

 Acquisition activities                                                   (8,800,000)           (112,247)                -

  Patent acquisition cost                                                 (1,144,812)                  -           (10,000)
                                                                        ------------        ------------      ------------

Net cash used in investing activities                                    (10,392,751)           (350,056)          (13,499)
                                                                        ------------        ------------      ------------

FINANCING ACTIVITIES:
Issuance of common stock                                                   5,640,000             507,900         1,200,500

Payment of deferred financing fees                                          (840,639)

Proceeds from Debt                                                        13,600,000           1,599,804            79,500

Repayment of Debt                                                           (341,783)

Repayment of leases                                                         (234,784)
                                                                        ------------        ------------      ------------

Net cash provided by financing activities                                 17,822,794           2,107,704         1,280,000
                                                                        ------------        ------------      ------------


NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                           2,264,618            (500,438)          626,104

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               128,819             629,257             3,153
                                                                        ------------        ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  2,393,437        $    128,819      $    629,257
                                                                        ============        ============      ============


SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
  Settlement of debt through issuance of common stock                   $  2,088,244        $     49,500           $     -
                                                                        ============        ============      ============

  Rights to technology acquired through issuance of common stock        $          0        $ 13,916,000      $    360,000
                                                                        ============        ============      ============

See notes to the consolidated financial statements.

                 SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                              Preferred Stock                 Common Stock                       Warrants
                                      ----------------------------------------------------------------------------------------------
                                           Shares        Amount          Shares          Amount            Number         Amount
                                      ----------------------------------------------------------------------------------------------

Balances, November 1, 2003                591,850    $    798,998       4,352,600     $      4,352         659,000     $    448,023

Issuance of common stock                        -               -      11,650,000        11,650.00               -                -
Warrants issued                                 -               -               -                -          50,000                -
Warrants expired                                -               -               -                -         (24,000)         (46,832)
Net loss                                        -               -               -                -               -                -
                                       ----------    ------------     ------------    ------------     -----------     ------------

Balances, October 31, 2004                591,850         798,998      16,002,600           16,002         685,000          401,191

Issuance of common stock                        -               -       6,679,125            6,679               -                -
Warrants issued                                 -               -               -                -         307,496          461,245
Warrants expired                                -               -               -                -        (555,000)        (350,786)
Net Loss                                        -               -               -                -               -                -
                                       ----------    ------------     ------------    ------------     -----------     ------------

Balances, October 31, 2005                591,850         798,998      22,681,725           22,681         437,496          511,650

Issuance of common stock                        -               -       3,362,902            3,363               -                -
Warrants issued                                 -               -               -                -         444,996          300,326
Warrants expired                                -               -               -                -         (10,000)            (405)
Warrants issued in connection with
convertible bridge notes                        -               -               -                -       1,075,259        3,328,401
Beneficial conversion feature of
convertible bridge notes                        -               -               -                -               -                -
Net Loss                                        -               -               -                -               -                -
Subscription receivable on sale of
warrants                                        -               -               -                -               -                -
Acquisition of treasury stock                   -               -               -                -               -                -
                                       ----------    ------------     ------------    ------------     -----------     ------------
Balances, October 31, 2006                591,850    $    798,998      26,044,627     $     26,044       1,947,751     $  4,139,972
                                       ==========    ============     ============    ============     ===========     ============


                                                                          Treasury stock
                                        Paid in        Accumulated   -------------------------   Subscription     Stockholders'
                                        Capital          Deficit      Shares         Amount        Receivable     Equity (Deficit)
                                      ------------  --------------   ---------    -----------  --------------    -----------------

Balances, November 1, 2003            $ 38,047,945   $(40,796,616)          -     $         -    $          -    $ (1,497,298)

Issuance of common stock                 1,705,350              -           -               -               -       1,717,000
Warrants issued                                  -              -           -               -               -               -
Warrants expired                            46,832              -           -               -               -               -
Net loss                                         -     (1,124,336)          -               -               -      (1,124,336)
                                      ------------   -------------   --------     -----------    ------------    ------------

Balances, October 31, 2004              39,800,127    (41,920,952)          -               -               -        (904,634)

Issuance of common stock                14,651,720              -           -               -               -      14,658,399
Warrants issued                                  -              -           -               -               -         461,245
Warrants expired                           350,786              -           -               -               -               -
Net Loss                                               (2,911,260)          -               -               -      (2,911,260)
                                      ------------   -------------   --------     -----------    ------------    ------------

Balances, October 31, 2005              54,802,633    (44,832,212)          -               -               -      11,303,750

Issuance of common stock                 7,499,542              -           -               -               -       7,502,905
Warrants issued                           (300,326)             -           -               -               -               -
Warrants expired                               405              -           -               -               -               -
Warrants issued in connection with
convertible bridge notes                (3,328,401)             -           -               -               -               -
Beneficial conversion feature of
convertible bridge notes                 3,202,653              -           -               -               -       3,202,653
Net Loss                                         -     (8,571,021)          -               -               -      (8,571,021)
Subscription receivable on sale of
warrants                                         -              -           -               -        (150,000)       (150,000)
Acquisition of treasury stock                    -              -      59,000        (184,800)              -        (184,800)
                                      ------------   -------------   --------     -----------    ------------    ------------
Balances, October 31, 2006            $ 61,876,506   $(53,403,233)     59,000     $  (184,800)   $   (150,000)   $ 13,103,487
                                      ============   =============   ========     ===========    ============    ============


See notes to the consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION, AND NATURE OF BUSINESS

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Synovics Pharmaceuticals, Inc. and its wholly owned subsidiaries, (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

ORGANIZATION AND NATURE OF BUSINESS

Synovics Pharmaceuticals, Inc. is a specialty pharmaceutical company engaged in the development, manufacturing and commercialization of oral controlled-release generic drugs and improved formulations of previously approved drugs (505(B)(2)). Synovics Pharmaceuticals, Inc. previously called Bionutrics, Inc. was incorporated in Nevada in 1990. The Company has two primary subsidiaries, Kirk Pharmaceuticals, Inc. ("Kirk"), and Andapharm, Inc. ("Andapharm"), Andapharm has served as the product research arm of the Company with a focus on the discovery and development of active compounds for drugs. Kirk, Inc. manufactures and distributes products developed or licensed to the company

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At October 31, 2006, and 2005 cash consisted of cash on deposit with banks and the Company had no cash equivalents.

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

The Company's property consists of computer equipment, manufacturing equipment, leasehold improvements, and furniture and fixtures which are depreciated for financial reporting purposes using the straight-line method over the estimated useful life of the assets.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND NATURE OF BUSINESS (cont'd)

PATENTS

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

LICENSE AGREEMENT

The Technology License Agreement (the "Technology Agreement") dated March 16, 2005 entered into with Nostrum Pharmaceuticals, Inc. ("Nostrum") and the Company, replaced in its entirety the Product Development and License Agreement with Nostrum dated as of June 16, 2004. Under the revised License Agreement, the Company received an exclusive license to develop and commercialize ten 505
(b)(2) products pharmaceutical products that qualify for filing with the United States Food and Drug Administration (the "FDA") under a "505(b)(2)" application and ten generic products (generic bio-equivalents of the branded products which qualify for filing with the FDA pursuant to an Abbreviated New Drug Application)) under the Nostrum Technology (as defined in the License Agreement) within a three year period. As consideration for the new license, the Company issued 12 million shares of its common stock, and agreed to pay Nostrum royalties on net sales of generic products developed from the licensed technology equal to 50% of gross profit, as defined. As of July 31, 2006, the Company has paid $1,713,637 to Nostrum as remuneration for research and development costs associated with the licensed technology, as well as advanced to Nostrum $440,000 for future services associated with the licensed technology.


IMPAIRMENT OF LONG-LIVED ASSETS

The Company continually evaluates the fair value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No material impairments were determined to have occurred during the years ended October 31, 2006, and 2005.

REVENUE RECOGNITION

The Company generally recognizes product revenue at the time of shipment to the customer. Revenues from services are recorded at the time the service is rendered and/or reimbursable expenses are incurred.

The Company redefined its strategy to focus on the development of the technology that it has licensed, and the Company intends to perform the Chemical
Manufacturing and Controls ("CMC") development at Kirk, its designated manufacturer. Revenues for the years ended October 31, 2006 and 2005 were derived primarily from services and product sales, the latter of which were from the sales at Kirk and Andapharm from May 22, 2006, the date of acquisition.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND NATURE OF BUSINESS (cont'd)

ADVERTISING EXPENSES

The cost of advertising is charged to expense as incurred.

RESEARCH AND DEVELOPMENT

The cost of research and development is charged to expense as incurred.

Loan Closing Costs

The Company incurred various expenses primarily in connection with obtaining a line of credit bank facility to finance the Kirk and Andapharm acquisitions. These costs are being amortized over 36 months. Amortization expense charged to operations for the year ended October 31, 2006, were $885,016, none were incurred during the years ended October 31, 2005 and 2004.


Intangible Assets

Goodwill and intangible assets with indefinite lives are reviewed at least annually for impairment. Management performed its review of the carrying value of the Company's goodwill and other intangible assets and determined that there was no impairment as of October 31, 2006, 2005 and 2004. Accordingly, the carrying value of the Company's goodwill and other intangible assets represents goodwill and licensed technology.


STOCK-BASED COMPENSATION

Beginning with stock options and warrants granted in 2003, the Company has accounted for stock-based compensation in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which provided guidance for the recognition of compensation expense as it related to the issuance of stock options and warrants. In addition, the Company adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation provided by SFAS No.
123. As permitted by SFAS No. 148, the Company has adopted the fair value method recommended by SFAS No. 123 to effect a change in accounting for stock-based employee compensation. In addition, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment," which revised SFAS No. 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values.

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


REGISTRATION RIGHTS AGREEMENT

The Company has entered into a registration rights agreement in connection with the sale of convertible bridge notes. The agreement provides that the Company file a Registration Statement with the SEC that covers the resale of 125% of the Registrable Securities, as defined, (the shares issuable upon conversion at the initial current conversion price and upon exercise of related warrants at the initial exercise price) (the "MANDATORY REGISTRATION STATEMENT").

If the Mandatory Registration Statement has not been declared or ordered effective within one hundred twenty (120) days after the Closing, the Company is to pay each investor a fee equal to 1% of the purchase price paid by such Investor for the Securities plus the aggregate exercise price of the Warrants and the Placement Agent Warrants for the first two thirty (30) day periods after such failure and 2.5% of such amount for each subsequent thirty 30 day period (pro rata, in each case, for partial months). Any such payments are to be made at the end of each calendar month until the date that the Mandatory Registration Statement is declared effective. Those payments may be made, at the election of the Company, in cash or in additional shares of Series A Preferred Stock valued at the Original Purchase Price. There is no cap on the maximum amount of the penalties that could be payable under the agreement. The Company will recognize the penalties, if any, incurred under the registration rights agreement as interest expense in the period in which they are incurred. The Company has failed to have an effective registration statement as defined under the agreement and recognized $ 914,549 of penalties during the year ended October 31, 2006, which are relected as interest expense.

CONCENTRATIONS AND CREDIT RISK

CASH

The Company maintains cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC); however, because deposits are maintained at high quality financial institutions, management does not believe that there is a significant risk of loss of uninsured amounts.

The Company has customers that accounted for more than 10 percent of revenues in the years ended October 31, 2006, and 2005. The percentages by customer are as follows:

                                   2006      2005   2004
                  Customer A       33.39%     0      0
                  Customer B       27.46%     0      0
                                   -----      -      -

                                   60.85%    69.1%   0

The percentages of Accounts receivables by those customers representing more than 10% as of October 31, 2006 are:

                                            2006
                  Customer A                30.84%
                  Customer B                26.24%
                                            ------
                                            57.08%

No customers amounted for more than 10% of receivables as of October 31, 2005 or 2004.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires registrants to quantify the impact of correcting all misstatements using both the "rollover" method, which focuses primarily on the impact of a misstatement on the income statement and is the method currently used by the Company, and the "iron curtain" method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the "dual approach" and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, "Materiality." The provisions of SAB No. 108 are effective for the Company for fiscal years beginning July 1, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning July 1, 2008. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other post-retirement plans in their financial statements. The provisions of SFAS No. 158 are effective for the Company as of the end of the fiscal year ending October 31, 2007. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

In June 2006, the FASB published FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition, effective for the Company in fiscal years beginning July 1, 2007. The Company is evaluating the impact of the provisions of this Interpretation on its consolidated financial position, results of operations and cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement is effective for all financial instruments acquired or issued after July 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for the Company for accounting changes made in fiscal years beginning November 1, 2006; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In March 2005,  the FASB published FIN 47,  "Accounting  for  Conditional  Asset
Retirement Obligations," which clarifies that the term, conditional asset retirement obligation, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this Interpretation did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets," an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 was effective for the Company for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 153 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No.151 are effective for the Company for fiscal years beginning November 1, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.


NOTE 2 - BASIS OF PRESENTATION

GOING CONCERN AND OPERATING PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. However, the Company has experienced significant operating losses and negative cash flows from operations in each of the last two years ended October 31, 2006, and 2005. The Company has sustained cumulative losses of approximately $52.8 million through October 31, 2006 and has a working capital defict of approximately $5.1 million at that date. Management has adopted a plan of action that it believes will address its current financial requirements and enable it to achieve a more sound financial condition. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities as might be necessary if the Company be unable to continue as a going concern.

Substantial doubts have been raised about the Company's ability to continue as a going concern. As shown in the accompanying financial statements, the Company has recurring losses and negative cash flows from operations. Management is currently attempting to secure additional financing through private placements and negotiate long-term contracts. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to maintain adequate financing, and ultimately to attain successful operations.


NOTE 3 - ACQUISITION

In July 2005, the Company entered into a Purchase Agreement (the "Kirk Purchase Agreement") to acquire Kirk Pharmaceuticals, LLC, and its affiliate, ANDAPharm, LLC (collectively, "Kirk") for $12,000,000. Kirk is a Florida based pharmaceutical company that manufactures over-the-counter ("OTC") and generic prescription drugs in its FDA and DEA approved facility. Kirk currently manufactures and/or markets 30 OTC solid dose and soft gel pharmaceuticals under current Good Manufacturing Practices ("GMP") guidelines. Kirk was founded in 1999 and has grown to more than 100 people and occupies 70,000 square feet of manufacturing space.

On May 22, 2006, the Company consummated the acquisition of Kirk, and is currently working with Kirk's existing management to integrate the two companies. The Company anticipates that Kirk will provide potential cash flow from its operations to fund some of the Company's planned clinical trials and will be the designated manufacturing facility for the Company.

The Company has accounted for this acquisition using the purchase method. The purchase price of the acquisition is set forth below:

               Cash on closing                                   $   9,000,000
               Note payable to sellers                               3,000,000
               Estimated transaction costs incurred                    552,000
                                                                 -------------
               Total purchase price                              $  12,552,000
                                                                 =============


Assets Acquired:
   Current assets                                                $   5,437,675
   Non-current assets                                                1,378,655
Liabilities assumed                                                 (5,712,028)
                                                                 -------------
Net assets acquired                                              $   1,104,302
                                                                 -------------

Cost in excess of net assets acquired (recorded goodwill)           11,447,698
                                                                 -------------
Total estimated fair value of net assets acquired and
recorded goodwill                                                $ 12,552,000
                                                                 =============

The Company is in the process of completing its estimate of the allocation of the purchase price to identifiable and intangible assets. The Company expects to complete the purchase price allocation by the end of the second quarter of the fiscal year ending October 31, 2007.

Note 4-   PLACEMENT AGENCY AGREEMENT

On September 27, 2005, the Company entered into a Placement Agency Agreement with Indigo Securities LLC, a Delaware limited liability company ("Indigo") whereby, Indigo agreed to act as the Company's agent in connection with sales by the Company of: (i) from $5,000,000 to $10,000,000, face amount of the Company's 10% Senior Notes, to be offered together with warrants, (ii) Financing by the Company of up to $2,500,000, face amount of the Company's 9% Convertible Bridge Notes (the "Bridge Notes"), to be offered together with warrants (the "Bridge Warrants", the "Bridge Financing") and (iii) up to $5 million of Series A Convertible Preferred Stock ("Series A Preferred Stock") together with warrants, all of which offered on terms and conditions agreed upon by the parties. As of the date herein, the Company has issued $4,845,000 under the 9% Convertible Bridge Notes as part of the Bridge Financing. No Series A Convertible Preferred Stock has been issued.

On May 23, 2006, the Company provided written notice that it was terminating its Placement Agency Agreement. All fees paid thereto by the Company under the Placement Agency Agreement in connection with the Bridge Note Placement are to be retained by the Placement Agent.

The Company disclosed that as a result of the consummation of the acquisition of Kirk which was financed through Bank of India loans, and the $6,000,000 equity investment by Maneesh Pharmaceuticals PVT LTD. ("Maneesh"), the Company may be required to repay its outstanding 9% Convertible Bridge Notes. The Company has solicited the consent of the holders of the Convertible Bridge Notes to convert their Bridge Notes into, and exchange their Bridge Notes for, an amended form of convertible note (the "Revised Note") accruing interest at the rate of 9% per annum and convertible into shares of Common Stock at the conversion price of $2.50 per share. The Revised Note is to mature on April 3, 2009 and constitute unsecured indebtedness of the Company. Of the remaining $2,695,000 aggregate principal amount of Bridge Notes, $300,000 was repaid on July 6, 2006 and the remaining $2,395,000 aggregate principal amount and all accrued an unpaid interest due and payable thereon matured and was payable on September 1, 2006.

The Company has not yet paid any amounts due to the holders of Bridge Notes on September 1, 2006 and has requested that the holders of such Bridge Notes agree to extend the maturity date thereof to November 1, 2006. In exchange therefore, the Company has offered to increase the interest rate on the outstanding principal amount to 18% per annum for the period of such extension, as well as reduce the exercise price of the warrants originally issued to such holders at the time of the sale of the Bridge Notes to $2.50 per share..

In the event that any holders of the Bridge Notes rejects such extension, the Company would be required to immediately repay all amounts due there under, which repayment would have a material adverse effect on the financial condition of the Company.

The Company is in discussions with unaffiliated third parties to provide additional financing, although there can be no assurance that such financing will be available on a timely basis, on commercially reasonable terms, or at all.

Note - SALES AGREEMENT OF INCON PROCESSING, LLC

On April 2006, the Company together with Asia Pacific Investment Holdings Limited ("Asia Pacific") complete the sale of their respective interests in InCon Processing, LLC ("InCon"), to John Palmer and N.P. Shaikh, current managers of that operation. The InCon operation was deemed by the Company to no longer be an important element in its current business strategy. The sale provides for the distribution to the sellers of future Earnings Before Interest,

Depreciation and Amortization (EBITDA) in the total amount of $600,000, the assignment of certain tocotrienol processing technology and the conveyance of the respective interest of Messrs. Palmer and Shaikh in Bali Holding, LLC, a holding company that has Synovics restricted common stock, of which 118,000 shares would accrue to the sellers. The sale proceeds noted above would be split between Bionutrics and Asia Pacific when distribution was made. The sale proceeds were shared by the Company.


NOTE 3 - INVENTORY

As of October 31, 2006, and 2005 inventory consists of:

                                                2006                2005
                                             ----------           --------
Finished goods                                 $445,377              $4010

Work in Process                                 101,127                  -
Raw materials                                 1,829,976                  -
                                             ----------             ------
                                             $2,376,480             $4,010
                                             ==========             ======



NOTE 4 - Intangible Assets

Intangible Assets consisted of patents for pharmaceutical-nutritional chemical compounds that the Company hopes to develop into effective pharmaceutical products, and a license to market certain pharmaceutical products acquired from Nostrum Pharmaceuticals, Inc. The license, which has a carrying value of $13,800,000, and the right, which has a carrying value of $116,000 were both acquired during the year ended October 31, 2005 in exchange for 6 million shares, and 80,000 shares, respectively, of the Company's common stock. In the year ended October 31, 2006, the Company paid $300,000 to Nostrum, to purchase the license to produce and distribute Metformin. Amortization charged to operations for the years ended October 31, 2006, and 2005 amounted to $30,297, and $30,297, respectively.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2006 and 2005 consists of the following:


                                       2006           2005
                                -----------    -----------
Leasehold Improvements                    0              0
Machinery & Equipment           $ 1,639,585    $      --
Capital Leases                       24,354         75,202
Computers and Software               62,706          --
                                -----------    -----------
                                  1,726,645         75,202
Less Accumulated Depreciation       (76,863)       (70,689)
                                -----------    -----------
                                $ 1,649,782    $     4,513
                                -----------    -----------


NOTE 6 - NOTE PAYABLE - BANK

The Company entered into a bank financing as senior secured debt in the principal amount $10,500,000. Of the principal, $5,250,000 could only be utilized for working capital purposes, the amount borrowed to equal 70% of the value of fully paid inventory and the accounts receivable and 100% of the cash in the accounts maintained by the borrower at the bank. The interest rate is 1% above the bank's prime rate (9.75% at October 31, 2006). Interest is payable monthly.

Future maturities of notes payable - bank are as follows:

                           2007                $   1,000,000
                           2008                    1,750,000
                           2009                    2,750,000
                           2010                    3,750,000
                           2011                    1,250,000
                                                 -----------

                                                 $10,500,000
                                                 ===========

Interest expense under the note payable was $143,347 and $0 for the years ended October 31, 2006 and 2005, respectively.

NOTE 7 - NOTE PAYABLE - SELLER

In connection with the Kirk Acquisition, the seller accepted a $3,000,000 unsecured convertible note from the Company. The note bears interest at 7.5% per annum and matures on May 20, 2009. The note is convertible into the Company's common stock at the lesser of the conversion price, as defined or the option prices set forth under the note payable as follows:

                                                            Option
                              Option Date                    Price
                           -------------------          --------------

                                 May 20, 2007            $    2.40
                                 May 20, 2008            $    3.40
                                 May 20, 2009            $    4.40


Interest expense under the note payable was $143,347, $0 and $0 for the years ended October 31, 2006, 2005 and 2004, respectively.

The seller shall have the option for 60 days after each of the first two option dates described above of electing to receive a principal payment of $1,000,000 together with all accrued and unpaid interest to such option date.

Therefore, at the seller's option, the maturities of the note payable - seller at October 31, 2006 are as follows:

2007                            $1,000,000
2008                             1,000,000
2009                             1,000,000
                               -------------

                                 3,000,000
Less: current maturities         1,000,000
                               --------------

                                $2,000,000
                               ==============




NOTE 8 - NOTES PAYABLE - SHAREHOLDERS AND OTHERS

At October 31, 2006, and 2005, notes payable - shareholders and others consisted of the following:


                                                                     2006             2005
                                                                   --------         --------
Notes payable under consolidated, multiple advance
  non-revolving agreement - shareholders,

 Converted into shares of common
 Stock October 31, 2006                                                             $583,000
Notes payable under consolidated, multiple advance
  non-revolving agreement -
 Converted in to common stock October 31, 2006                                       671,500

Note payable - third party,  bearing interest at 12%
  per year,  monthly interest
  only payments, matured on
  December 24, 2003                                                $100,000          150,000

Note payable - third party, bearing interest at 5% per
  year                                                                                30,000
Note payable - third party, bearing interest at 9% per
  year.                                                                               17,600


    Notes Payable 90 day 10% interest
Total

                                                                   --------         --------

Interest expense under the notes payable was $15,700 and $992,000 for the years ended October 31, 2006 and 2005, respectively.


NOTE 9 - CONVERTIBLE BRIDGE NOTES


In October 2005, the Company began issuing convertible bridge notes ("Bridge Notes"). of which $ 4,545,000 had been issued through October 31, 2006. The Bridge Notes bear interest at 9% per annum and are convertible at $3.00 per share at the option of the holder. The Bridge Notes mature 18 months from the date of issuance. In the event the Company consummates a "Qualified Equity
Financing" prior to the eighteen (18) month anniversary of the Issuance Date, the Maturity Date of the Note shall be extended to the third anniversary of the Issuance Date. The Company has not timely met its obligations for the payment of principal and interest under such notes. Further, the Company has not timely complied with its registration requirement relating to shares of common stock issuable in connection with the offering of the notes and the related warrants. The Company is currently in discussions with a number of holders of such notes with respect to the resolution of these issues.

In connection with the issuance of the Bridge Notes, the Company also issued detachable stock purchase warrants to purchase 807,493 shares of common stock at $4.00 per share. The warrants expire three years from the date of issuance. Based on the relative fair values, the Company has attributed $ $ 1,429,540 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital and discount to the Bridge Notes. The resulting discount on the Bridge Notes is being amortized over the term of the Bridge Notes as interest expense.

The Company did not pay the accrued interest due to the holders of the Bridge Notes on September 1, 2006. The default on the interest resulted in an increase of the interest rate to increase to per annum retroactive to the date of the convertible note on the unpaid principal outstanding.

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

In December 2005, the Company issued $200,000 of 9% convertible bridge notes along with detachable warrants to certain investors under the Indigo Placement Agency Agreement. The notes are convertible into common stock at $[__] per share which was below the estimated fair value of the Company's common stock at the date of issuance of the notes. Accordingly, the Company recorded a "non-cash beneficial conversion charge" of $78,852 as additional interest expense, to be amortized over the term of the notes.

In January 2006, the Company issued $100,000 of 9% convertible bridge notes along with detachable warrants to certain investors under the Indigo Placement Agency Agreement. The notes are convertible into common stock at $[__] per share which was below the estimated fair value of the Company's common stock at the date of issuance of the notes. Accordingly, the Company recorded a "non-cash beneficial conversion charge" of $16,898 as additional interest expense, to be amortized over the term of the notes.

 [Interest expense under the notes payable was $675,400 and $24,800 for the years ended October 31, 2006 and 2005, RESPECTIVELY].


                                                                   2006                   2005
                                                           ---------------------- ----------------------

Convertible Bridge Notes Payable                                      $4,545,000             $1,845,000
Discount                                                               (638,882)              (421,020)
                                                           ---------------------- ----------------------

                                                                      $3,906,118             $1,423,980
                                                           ====================== ======================


Interest expense under the convertible bridge notes was $ 593,750 and $ 24,777 for the years ended October 31, 2006 and 2005, respectively. The interest on the late registration of the S-3 for the periods was $ 914,549, in the year ended October 31, 2006. The interest expense for the deferred fees associated with the convertible notes for the periods ended October 31 2006 and 2005 were $885,016 and 0, respectively.

NOTE 10 - STOCKHOLDERS' DEFICIT

COMMON STOCK

The Company has authorized 45,000,000 shares of common stock, with a par value of $0.001 per share. During the year ending October 31, 2006, the Company issued 3,362,890 shares as follows:


       SHARES ISSUED           CONSIDERATION
       ------------            -------------
         1,862,890             Settlement of debt.
         1,500,000             Private sales.
        ----------
         3,362,890

PREFERRED STOCK

The Company has authorized 5,000,000 shares of Series A Convertible Preferred Stock, with a par value of $0.001 per share. The 591,850 outstanding shares were issued prior to November 1, 2001 as consideration for the cancellation of $798,998 of debt and accrued interest thereon that was owed to a director. The shares have a cumulative annual dividend of $0.108 per share and a liquidation value of $6.75 per share, and each share is convertible into one-fifth of a share of common stock. The preferred shares have a dividend and a liquidation preference over common shares. No dividend on the preferred shares outstanding has ever been declared or paid and dividends in arrears amounted to $388,072 at October 31, 2006.

NOTE 10 - STOCKHOLDERS' DEFICIT (cont'd)

STOCK-BASED COMPENSATION

As of October 31, 2006, the Company had authorized 570,000 common shares for issuance under (the "1996 Plan"), pursuant to options granted or which may be granted to key personnel, consultants, and independent contractors. Under the 1996 Plan, incentive stock options may be granted to purchase its Nonqualified 1996 Stock Option Plan common stock at 100% (110% for an optionee who is a 10% stockholder) of the fair market value of the stock on the date of grant. Stock options are exercisable for a period of up to ten years from the date of grant (five years for an option granted to a 10% stockholder). All participants are eligible to receive stock awards and stock appreciation rights, as to be determined by the Company's Board of Directors. No stock awards or stock appreciation rights have been granted under the Plan.

NON-EMPLOYEE STOCK BASED COMPENSATION

A summary of transactions for non-employee stock options and warrants for the years ended October 31, 2006, 2005 and 2004 is as follows:

                                 NUMBER                  OPTION                WEIGHTED AVERAGE
                                                                           -----------------------
                                   OF                     PRICE            REMAINING      EXERCISE
                                 SHARES                   RANGE               LIFE          PRICE
                                -------------     --------------------     ----------   -----------
OPTIONS AND WARRANTS
OUTSTANDING, AS OF
October 31, 2003                     546,800          $1.00 - $20.13          2.8           1.43
Warrants issued                       50,000              $1.00               1.3           $1.00
Warrants canceled                   (24,000)              $5.00                -            $5.00
Options issued                         9,000          $5.00-$18.13             1           $10.84
                                -------------
Options canceled                     (5,200)          $10.00-$20.00            -           $17.69
OPTIONS AND WARRANTS
OUTSTANDING, AS OF
October 31, 2004                     576,600          $1.00 - $18.13          0.4           $1.24
Warrants issued                      307,496              $4.00                3            $4.00
Warrants canceled                  (555,000)              $1.00                -            $1.00
Options issued                       -                      0                  0              0
Options canceled                     (5,600)             $18.13                -           $18.13
                                -------------

OPTIONS AND WARRANTS
OUTSTANDING, AS OF
October 31, 2005                     323,496           $3.00-$5.00            2.9           $3.99
Warrants issued                    1,520,255          $4.00 - $6.00           2.5           $5.00
Warrants canceled                   (10,000)          $3.00 - $3.13            -            $3.07
Options issued                             -                -                  -
Options canceled                     (6,000)              $5.00                0            $5.00
                                -------------

OPTIONS AND WARRANTS
OUTSTANDING, AS OF
October 31, 2006                   1,827,751          $3.00 - $6.00           2.4           $4.60
                                =============


                                                                           2006          2005          2004
                                                                  -------------   -----------   -----------

Options exercisable, end of fiscal year                                       0         6,000        11,600
                                                                  -------------   -----------   -----------
Warrants exercisable, end of fiscal year                              1,827,751       317,496       565,000
                                                                  -------------   -----------   -----------

Weighted average fair value of options granted during the year    $        0.00   $      0.00    $     0.00
                                                                  -------------   -----------   -----------

Weighted average fair value of warrants granted during the year   $        5.00   $      4.00    $     1.00
                                                                  -------------   -----------   -----------

Additional information regarding options and warrants outstanding as of October 31, 2006 is as follows:

                                                                          WEIGHTED
                                                    WEIGHTED               AVERAGE
         RANGE OF                                    AVERAGE              REMAINING
         EXERCISE              NUMBER               EXERCISE             CONTRACTUAL
          PRICES             OUTSTANDING              PRICE             LIFE (YEARS)           EXERCISABLE
      --------------      ------------------     ----------------     -----------------   ----------------------
       $3.00 - $6.00              1,827,751              $4.60                 2.41                   1,827,751
                          ==================                                               =====================



In accordance with the methodology prescribed under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company did not recognize any compensation expense related to non-employee stock options in 2006, 2005, or 2004. Compensation expense of $0, $0, and $0 related to employee stock options was recognized in 2006, 2005, or 2004, respectively.

The fair value of each employee-nonemployee option and warrant was calculated on the date of grant using the Black-Scholes model with the following weighted average assumptions:


        YEAR
        ENDED           RISK FREE        VOLATILITY         DIVIDEND
        OCT 06          INTEREST           RATE             YIELD
        ------          --------           ----             -----
           2006         4.48%               225%              0
           2005         3.13%               550%              0
           2004         2.00%                77%              0

EMPLOYEE STOCK BASED COMPENSATION

A summary of transactions for employee stock options and warrants for the years ended October 31, 2006, 2005, and 2004 is as follows:


                                                                                         WEIGHTED AVERAGE
             EMPLOYEE                     NUMBER               OPTION             ------------------------------
        OPTIONS AND WARRANTS                OF                  PRICE               REMAINING        EXERCISE
                                          SHARES                RANGE                  LIFE            PRICE
                                      ---------------     --------------------    -------------  ---------------
OPTIONS AND WARRANTS OUTSTANDING,
AS OF
October 31, 2003                           362,200          $5.00 - $18.13             2.75           $10.20
Options granted                                  -               $ -                    -                -
Options canceled                           (106,800)        $5.00 - $18.13              -              $8.42
                                      ---------------

OPTIONS AND WARRANTS OUTSTANDING,
AS OF
October 31, 2004                           255,400          $5.00 - $18.13             2.44           $10.70
Options granted                                  -               $ -                    -                -
Options canceled                           (22,400)         $5.00 - $18.13              -              $8.75
                                      ---------------

OPTIONS AND WARRANTS OUTSTANDING,
AS OF
October 31, 2005                           233,000          $5.00 - $18.13             2.44           $10.70
Options granted                                  -               $ -                    -                -
Options canceled                          (113,000)                                     -
                                      ---------------

OPTIONS AND WARRANTS OUTSTANDING,
AS OF
October 31, 2006                           120,000              16.25                  1.75            16.25
                                      ===============



                                                             2006          2005          2004
                                                          ----------    ----------    ----------

Options exercisable, end of year                                          113,000       135,400
                                                          ----------    ----------    ----------
Warrants exercisable, end of year                           120,000       120,000       120,000
                                                          ----------    ----------    ----------

Weighted average fair value of options granted
  during the year                                               $ -           $ -           $ -
                                                          ----------    ----------    ----------

Options available for future grant under the 1996
  Plan                                                      441,153
                                                          ==========

EMPLOYEE STOCK BASED COMPENSATION (cont'd)

Additional information regarding options and warrants outstanding as of October 31, 2006 is as follows:


                                                  OUTSTANDING                               EXERCISABLE
                          ----------------------------------------------------  -----------------------------------
                                                                   WEIGHTED
                                                  WEIGHTED          AVERAGE                            WEIGHTED
         RANGE OF                                 AVERAGE          REMAINING                            AVERAGE
         EXERCISE                NUMBER           EXERCISE        CONTRACTUAL                         EXERCISABLE
          PRICES               OUTSTANDING         PRICE         LIFE (YEARS)       EXERCISABLE          PRICE
      -----------------    --------------------  -----------   ---------------   -------------------  --------------

          $16.25                     120,000        $16.25             2.75               120,000         $16.25
                           --------------------                                  -------------------


In accordance with the methodology prescribed under SFAS 123, pro forma compensation cost for the employee stock options for 2006, 2005, and 2004 was estimated to be $[___], $-0-, and $-0-, respectively.

LOSS PER COMMON SHARE

Net loss per common share is calculated by dividing net loss by the weighted average number of shares outstanding during each period presented. Common stock equivalents, consisting of options and warrants have not been included in the calculation for any of the three years ended October 31, 2006, 2005, and 2004, because their effect would be anti-dilutive. The following potentially dilutive securities were not included in the computation of diluted loss per share:

                             2006                2005             2004
                             ----                ----             ----
Options                       0                 119,000          147,000

Warrants                    1,827,751           437,496          685,000

The following table sets forth the numerator and denominator in the computation of basic and diluted per share information:

                                                                    2006               2005                2004
Numerator for basic and diluted loss per share:
  Net Loss                                                       $(8,025,402)       $(2,911,260)        $(1,124,336)
                                                                 -----------        -----------         -----------

Denominator for basic and diluted loss per share:
  Weighted-average shares outstanding                            26,044,630         20,094,784           7,840,496
                                                                 -----------        -----------         -----------

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company's defined contribution employee plan under Section 401(k) of the Internal Revenue Code was discontinued. The plan assets were distributed to plan participants, and the final tax return was filed with the Internal Revenue Service during the year ending October 31, 2005.


NOTE 12 - INCOME TAXES

Federal and state income tax expense (benefit) for the years ended October 31, 2006, 2005 and 2004 and a reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Statements of Operations is presented below:

                                                                  2006                2005                2004
                                                           ------------------- -------------------- ------------------
Current:
  Federal                                                        $(2,367,015)           $(989,828)         $(382,274)
  State                                                             (417,708)            (174,676)           (67,460)

Deferred:
  Federal                                                            300,905           (1,146,225)           (30,369)
  State                                                               53,101             (202,275)            (5,359)

Valuation allowance                                                2,430,717            2,513,004            414,006
                                                           ------------------- -------------------- ------------------
Provision for Income Taxes                                       $         -          $         -           $      -
                                                           =================== ==================== ==================

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets result primarily from net operating loss carry-forwards. The components of the Company's deferred tax assets and liabilities at October 31, 2006, 2005, and 2004 are as follows:

DEFERRED TAX ASSETS:                                                2006                2005                2004
                                                            -----------------------------------------------------------
Operating loss carryforwards                                      18,252,419          $15,821,702        $12,927,701
Stock option compensation                                            262,706              262,706            392,098
Deferred loss on inventory                                           017,600               17,600             47,002
Reserve accounts                                                           -                    -            184,844
Other                                                                      -                    -             37,359
                                                           -------------------   -------------------   ----------------
Total Deferred Tax Asset                                          18,532,725           16,102,008         13,589,004

Valuation Allowance                                              (18,532,725)         (16,102,008)       (13,589,004)
                                                           -------------------   -------------------   ----------------

                                                                 $         -          $         -        $         -
                                                           ===================   ===================   ================


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

As of October 31, 2006, the Company has federal net operating loss carry forwards totaling approximately $[________] available to offset future federal taxable income. The federal net operating loss carry-forwards expire in varying amounts through 2025. In addition, the Company has state net operating loss carry forwards of approximately $35,700,000 available to offset future state taxable income.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

REGULATION

The Company is required to obtain certain licenses in connection with the manufacture of its products. These licenses require compliance with certain licensing stipulations, as well as the FDA, DEA and other regulation bodies' rules and regulations. If the Company were to be out of compliance with any of these rules or regulations, there could be a material adverse effect on the Company's operations, which could have an adverse effect on the Company's financial statements.


OPERATING LEASES

The Company leases office space on a month-to-month basis. Rent expense for the years ended October 31, 2006, 2005, and 2004 was $91,246 $25,967, and $23,696,
respectively. Kirk and Andapharm have commitments for office and manufacturing space. The leases for rent expense annually are $206,155. Minimum future rent payments under the operating leases at October 31, 2006 are as follows:

Twelve Months
Ended October 31,
-----------------
2007     $342,741
2008      356,450
2009      370,708
2010      385,537

The Company is currently negotiating for additional space adjacent to tits current manufacturing space. The Company estimates additional rent expense aggregating $223,000 a year for a period of five years.

Capital Leases

Minimum future lease payments under capitalized leases at the October 31, 2006 are as follows:


Twelve Months
ENDED OCTOBER 31,
------------------------------------------------
2007                                     $78,100
2008                                      89,949
2009                                      82,952
2010                                      58,041
                                        --------
Net minimum lease payments               309,042
Less: Amount representing interest        28,958
                                        --------
                                        $280,084
                                        ========

The capitalized leases have effective interest rates ranging from 7.75% through 15.42% per annum.

LITIGATION

         The Company and a subsidiary have been subject to litigation seeking to recover amounts due for services of approximately $267,000. The Company disputes these liabilities and intends to defend itself as well as pursue negotiations for settlement. The final outcome of these matters cannot be determined.

         In September, October and November, 2006, the Company received a series of written notices from Nostrum Pharmaceuticals Inc. ("Nostrum") (which owns approximately 40% of the Company's outstanding shares, which shares were acquired in connection with the Technology Agreement and whose sole stockholder, Nirmal V. Mulye, PhD resigned from his positions with the Company as a Director in September 2006 and as Chief Scientific Officer in January 2007) purporting to terminate: (i) the Company's rights to four drugs designated by the Company under the Technology Agreement, and (ii) the ANDA Agreement. Each notice purports to be effective as of the sixtieth (60th) day from the date of the Company's receipt of such notice. The notices also purported to terminate five other drugs allegedly covered by the Technology Agreement.

         The Company believes that these termination notices are factually incorrect and are contrary to the terms of the Technology Agreement and the ANDA Agreement. Although labeled a "termination" by Nostrum and inclusion by Nostrum of a request to terminate the ANDA Agreement, the letters received by the Company are, in effect, a notice under the agreement of a dispute between the parties and requires the parties to, upon completion of the exchange of certain notices, enter into arbitration with respect to such dispute. Each of Dr. Mulye and Nostrum are also guarantors pursuant to that certain Credit Agreement, dated as of May 22, 2006, between the Company and the Bank of India for a credit facility to the Company of up to $10,500,000.

         The Technology Agreement grants the Company the rights to make and sell exclusively and worldwide, ten generic and ten 505(b)(2) drugs (improved formulations of previously approved drugs) employing Nostrum's oral controlled release proprietary technology, which drugs are to be designated by the Company. The ANDA Agreement transferred ownership of an abbreviated new drug application ("ANDA") to an AB rated, generic 500mg equivalent (Metformin ER) of the branded product Glucophage-XR (the "Metformin Drug") and additionally grants the Company an exclusive license in the United States to develop, make and sell the Metformin Drug and an additional strength version of the Metformin Drug. As of the date hereof, there have been no material revenues earned under the Technology Agreement.

         Each written notice received by the Company from Nostrum states that, the Company failed to (i) pay or reimburse Nostrum for certain expenses incurred by Nostrum in connection with its obligations under the Technology Agreement and for work performed by Nostrum prior to the effective date of the Technology Agreement, (ii) conduct work preparatory to, and necessary for, the performance of clinical studies in connection with each product, and (iii) confer with Nostrum in good faith regarding the Company's alleged defaults and violations of duty under the Technology Agreement. The aggregate reimbursement expense claimed by Nostrum for all seven products is $571,039.79.

         The Company believes that such termination notices are factually incorrect and are contrary to the terms of the Technology Agreement. Accordingly, the Company intends to pursue vigorously all avenues necessary to protect its rights under the Technology Agreement. Notwithstanding the foregoing, in the event that each written notice received by the Company is deemed to be a proper termination of the Technology Agreement and ANDA Agreement, the grant of rights to the Company with respect to each product could terminate; the Company could be required to transfer to Nostrum the drug formulations, processes, and other technology relating to each product, the approvals and applications for such product (excluding any NDAs and ANDAs which the Company obtained under the Technology Agreement for such product), the records relating to the development and commercialization of each such product; and thereafter.

NOTE 14 - RELATED PARTY TRANSACTIONS

         On March 16, 2005, the Company entered into a Technology License Agreement and replaced in its entirety the Product Development and License Agreement with Nostrum dated June 16, 2004. The license grant relates to ten 505
(b)(2) Products and ten Generic products, and in consideration therefore the Company issued 6 Million shares of its common stock to Nostrum. In July 2004, Nirmal Mulye, the majority shareholder of Nostrum, was appointed to the Company's Board of Directors.

         Synovics Laboratories, Inc., a wholly owned Company subsidiary, entered into the ANDA Ownership Transfer and Product License Agreement, dated May 17, 2006 with Nostrum. The ANDA Agreement transferred ownership of an abbreviated new drug application to an AB rated, generic 500mg equivalent (Metformin ER) of the branded product Glucophage-XR (the "Metformin Drug") and additionally grants the Company an exclusive license in the United States to develop, make and sell the Metformin Drug and an additional strength version of the Metformin Drug.

         On September 27, 2005, the Company entered into an Assumption Agreement with Nostrum whereby the Company assumed Nostrum's obligation to pay Enem Nostrum Remedies Pvt. Ltd., a party related affiliated with Nostrum, $1,508,000 for its work in the research and development of pharmaceutical products. The assumption of the foregoing obligations, was to be credited against the Company's obligation pursuant to Section 3.2(c) of the Technology License Agreement, to reimburse Nostrum for reasonable costs and expenses incurred in providing assistance to the Company.

NOTE 15 - SUBSEQUENT EVENTS

On November 17, 2006, the Company commenced an action in the United States District Court for the Southern District of New York and on November 20, 2006, the Court granted a temporary restraining order enjoining Nostrum from terminating the Technology Agreement. On December 6, 2006, the Court extended the order enjoining the termination of the Technology Agreement but only with respect to the four drugs designated by the Company for development pursuant to the Technology Agreement. The injunction was conditioned upon the Company having posted a bond in the amount of $100,000 no later than December 13, 2006, which was posted. The Court held a further hearing in the matter on January 31, 2007, at which time the parties reported to the Court on the status of the arbitration and on the status of the Company's work with respect to the four products that are the subject of the injunction; the Court has reserved decision and extended the preliminary injunction pending the conduct of limited discovery.

         On December 4, 2006, the Company filed a demand for arbitration with the American Arbitration Association, pursuant to the terms of the Technology Agreement, challenging the propriety of the purported terminations. The Company, on January 11, 2007, amended its statement of claim with the American Arbitration Association to include the claims related to the improper attempt to terminate the ANDA Agreement, and to add Synovics Laboratories, a subsidiary of the Company, as a party.

         Synovics Laboratories, on January 12, 2007, filed a complaint with the United States District Court for the Southern District of New York seeking to enjoin Nostrum from terminating the ANDA Agreement. That action has been consolidated with the previously-filed action relating to the Technology Agreement. On January 23, 2007, Synovics Laboratories moved for a preliminary injunction and the Court reserved decision ordering preservation of the status quo pending that decision.

                  The Company intends to pursue vigorously and aggressively all further avenues necessary and remedies available to protect its rights under the Technology Agreement and the ANDA Agreement, the assets of the Company and the reflective value for the Company's shareholders. However, we cannot make any representations as to when the disputes with Nostrum will be resolved and the effect such resolution, if any, and the resignation of Dr. Mulye as Chief Scientific Officer will have on the Company's technology plans.