Form 10-Q
period 2007-01-31
Synovics Pharmaceuticals
filed 2007-03-22
CIK 1030839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended:             JANUARY 31, 2007
                                       or
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE OF SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

                         Commission File Number: 0-22011

                         SYNOVICS PHARMACEUTICALS, INC.
               (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

          NEVADA                                            86-0760991
-----------------------------                            -------------------
(STATE OR OTHER JURISDICTION OF                           I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER

2575 E. CAMELBACK RD., SUITE 450  PHOENIX, ARIZONA             85016
--------------------------------------------------           ---------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                  602-508-0112
                 -----------------------------------------------
                (COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

         Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 1, 2007 there were 27,544,630 shares of common stock outstanding.

                         SYNOVICS PHARMACEUTICALS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q



                                                                            PAGE
PART I - FINANCIAL INFORMATION

ITEM I.  Financial Statements.

                                    (UNAUDITED)
          Condensed Consolidated Balance Sheets                             3
          Condensed Consolidated Statements of Operations                   4
          Condensed Consolidated Statements of Cash Flows                   5
          Notes to Condensed Consolidated Financial Statements              7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                         21

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.        26

ITEM 4.  Controls and Procedures.                                           26


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.                                                 27

ITEM 1A. Risk Factors.                                                      29

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.       29

ITEM 3.  Defaults upon Senior Securities.                                   30

ITEM 4.  Submission of Matters to a Vote of Security Holders.               30

ITEM 5.  Other Information.                                                 30

ITEM 6.  Exhibits.                                                          30

SIGNATURES                                                                  31

                 SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   JANUARY 31,         OCTOBER 31,
                                                                       2007               2006
                                                                  --------------------------------
                                                                   (Unaudited)        (Derived from
                                                                                    audited financial
ASSETS                                                                                 statements)
CURRENT ASSETS:
  Cash and cash equivalents                                       $  2,770,939        $  2,393,437
  Accounts receivable, net                                           2,590,361           2,037,860
  Inventory                                                          1,902,998           2,376,480
  Prepaid expenses and other current assets                            996,245             922,670
                                                                  ------------        ------------
      Total Current Assets                                           8,260,543           7,730,447
                                                                  ------------        ------------

PROPERTY - Net of accumulated depreciation of $244,069
  and $163,303, respectively                                         2,033,248           1,642,282
                                                                  ------------        ------------

OTHER ASSETS:
  Deposits on equipment and security deposits                           87,548             379,622
  Goodwill                                                          11,447,698          11,447,698
  Deferred financing fees                                            1,683,671           1,967,937
  Intangible assets - net of accumulated amortization of
    $350,687 and $343,113, respectively                             15,707,090          15,714,664
                                                                  ------------        ------------
      Total Other Assets                                            28,926,007          29,509,921
                                                                  ------------        ------------

TOTAL ASSETS                                                      $ 39,219,798        $ 38,882,650
                                                                  ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $  3,961,510        $  3,226,664
  Accrued expenses                                                   2,200,192           1,970,277
  Current portion of note payable - bank                             1,000,000           1,000,000
  Current portion of note payable - seller                           1,000,000           1,000,000
  Notes payable - shareholders and others                              100,000             180,929
  Convertible bridge notes                                           4,078,808           3,906,118
  Accrued interest                                                   2,566,898           1,735,174
                                                                  ------------        ------------
      Total current liabilities                                     14,907,408          13,019,162
                                                                  ------------        ------------

LONG-TERM LIABILITIES:
  Deferred revenue                                                     847,335             980,363
  Note payable - bank, net of current maturities                     9,250,000           9,500,000
  Note payable - seller, net of current maturities                   2,000,000           2,000,000
  Capital lease obligations                                            180,710             279,638
                                                                  ------------        ------------
      Total Liabilities                                             27,185,453          25,779,163
                                                                  ------------        ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value - authorized, 5,000,000
    shares; 591,850 and 591,850 issued and outstanding,
      respectively (liquidation preference of $798,998)                798,998             798,998
Common stock - $.001 par value - authorized, 45,000,000 shares;
  27,544,627 and 22,681,725 issued and outstanding,
    respectively                                                        27,094              26,044
Additional paid-in capital                                          62,342,976          61,876,506
Warrants                                                             4,973,540           4,139,972
Accumulated deficit                                                (55,773,463)        (53,403,233)
                                                                  ------------        ------------
                                                                    12,369,145          13,438,287
Subscription receivable                                               (150,000)           (150,000)
Common Stock in Treasury                                              (184,800)           (184,800)
                                                                  ------------        ------------
      Total stockholders' equity                                    12,034,345          13,103,487
                                                                  ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 39,219,798        $ 38,882,650
                                                                  ============        ============

See notes to financial statements.

                 SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                             THREE MONTHS ENDED
                                                       --------------------------------
                                                         JANUARY 31,         JANUARY 31
                                                           2007                 2006
                                                       ------------        ------------
REVENUES, net                                          $  5,410,871        $      1,640


COST OF REVENUES                                          4,062,104                 256
                                                       ------------        ------------

                       GROSS PROFIT                       1,348,767               1,384


OPERATING EXPENSES
  Research and development                                  255,000             160,848
  Selling, general, and administrative                    1,715,920             742,831
                                                       ------------        ------------
                       Total expenses                     1,970,920             903,679
                                                       ------------        ------------

                       OPERATING LOSS                      (622,153)           (902,295)
                                                       ------------        ------------


OTHER INCOME (EXPENSES):
  Other income                                              135,295             110,000
  Interest expense, net                                  (1,883,372)           (327,777)
                                                       ------------        ------------

                       Total other (expenses) income     (1,748,077)           (217,777)
                                                       ------------        ------------


NET LOSS BEFORE PROVISION FOR
     INCOME TAX                                          (2,370,230)         (1,120,072)

PROVISION FOR INCOME TAXES                                        -                   -
                                                       ------------        ------------

       NET LOSS FROM CONTINUING OPERATIONS               (2,370,230)         (1,120,072)
       NET LOSS FROM DISCONTINUED OPERATIONS
         Equity in the loss in InCon Processing, LLC              -             (78,433)
                                                       ------------        ------------
NET LOSS                                               $ (2,370,230)       $ (1,198,505)
                                                       ============        ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
  FROM CONTINUING OPERATIONS                           $      (0.09)       $      (0.05)
                                                       ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                              27,544,627          22,681,725
                                                       ============        ============


See notes to financial statements.

                 SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                      THREE MONTHS ENDED
                                                                                           JANUARY 31,
                                                                                 -----------------------------
                                                                                     2007             2006
                                                                                 -----------------------------
OPERATING ACTIVITIES:
Net loss                                                                         $(2,370,230)      $(1,198,505)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                       88,340             8,619
  Equity in the loss of joint venture                                                                   78,433
  Stock based compensation                                                                 -                 -
  Amortization of bridge loan discount                                               372,690           191,584
  Expenses satisfied with issuance of common stock                                   251,088                 -
  Changes in operating assets and liabilities:
    Accounts receivable                                                             (552,501)                -
    Inventory                                                                        473,482               263
    Prepaids and other current assets                                                (73,575)           14,709
    Accounts payable                                                                 734,846           127,954
    Accrued interest                                                                 831,724                 -
    Accrued liabilities                                                              229,915           (43,225)
    Deferred Revenues                                                                151,238                 -
                                                                                 -----------       -----------
Net cash provided by (used in) operating activities                                  137,017          (820,168)
                                                                                 -----------       -----------

INVESTING ACTIVITIES:
  Purchases of equipment                                                            (179,658)          (13,070)
  Acquisition activities                                                                   -           (85,218)
                                                                                 -----------       -----------
Net cash used in investing activities                                               (179,658)          (98,288)
                                                                                 -----------       -----------

FINANCING ACTIVITIES:
  Issuance of common stock                                                           550,000                 -
  Payment of deferred financing fees                                                 (80,929)         (110,001)
  Proceeds from Debt                                                                 300,000         1,150,000
  Repayment of Debt                                                                 (250,000)          (28,048)
  Repayment of leases                                                                (98,928)                -
                                                                                 -----------       -----------

Net cash provided by financing activities                                            420,143         1,011,951
                                                                                 -----------       -----------


NET INCREASE IN CASH AND
CASH EQUIVALENTS                                                                     377,502            93,495

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,393,437           128,819
                                                                                 -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 2,770,939       $   222,314
                                                                                 ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
  Cash paid during the period for:
  Interest                                                                       $   263,411       $         0
                                                                                 ===========       ===========

Income taxes                                                                     $         0       $         0
                                                                                 ===========       ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
  Settlement of debt through issuance of common stock                            $   450,000       $    49,500
                                                                                 ===========       ===========

See notes to financial statements.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A -          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

                  The accompanying unaudited Condensed Consolidated Financial Statements of Synovics Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended January 31, 2007 and January 31, 2006 are not necessarily indicative of the operating results that may be achieved for the entire year ending October 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended October 31, 2006. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred accumulated operating losses of $55,773,463 through January 31, 2007 which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate gross profits and positive cash flows from operations indicate that the Company may not be able to continue as a going concern for a reasonable period of time.

                  PRINCIPLES OF CONSOLIDATION

                  The condensed consolidated financial statements include the accounts of Synovics Pharmaceuticals, Inc. and its wholly owned subsidiaries, including, Kirk Pharmaceuticals, LLC and ANDApharm, LLC which were acquired in May 2006 and Synovics Laboratories, Inc. (collectively the "Company"). All significant inter-company transactions have been eliminated in consolidation.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A -          BASIS OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
                  (CONTINUED)

                  CONCENTRATIONS OF CREDIT RISK

                  The Company places its cash balances with high quality financial institutions. At times, such balances may be in the excess of the FDIC insurance limit. The Company has not experienced any losses on such accounts and management believes that there is little risk of loss.

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

                  REVENUE RECOGNITION

                  The Company recognizes revenue upon shipment of product.

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

Note C -          TECHNOLOGY LICENSE AGREEMENT AND ANDA AGREEMENT

                  The Technology License Agreement (the "Technology Agreement") dated March 16, 2005 entered into with Nostrum Pharmaceuticals, Inc. ("Nostrum") and the Company, replaced in its entirety the Product Development and License Agreement dated as of June 16, 2004. Under the Technology Agreement, as amended, the Company received an exclusive license under Nostrum's oral controlled release proprietary technology to develop and commercialize ten 505(b)(2) products

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note C -          TECHNOLOGY LICENSE AGREEMENT AND ANDA AGREEMENT (CONTINUED)

                  (brandable pharmaceutical products that qualify for filing with the United States Food and Drug Administration (the "FDA") under a "505(b)(2)" application) and ten generic products (generic bio-equivalents of branded products which qualify for filing with the FDA pursuant to an Abbreviated New Drug Application) designated by the Company within a three year period. To date, the Company designated four drugs for development namely SNG1001a, SNG1002a, SNG1003a,b,c and SNG1004a,b,c. As consideration for the Technology Agreement, the Company issued twelve million shares of its common stock, and agreed to pay Nostrum royalties on net sales of generic products equal to 50% of gross profit. As of January 31, 2007, the Company paid $1,963,637 to Nostrum as remuneration for research and development costs associated with the licensed technology, as well as advanced to Nostrum $250,000 for future invoices associated with the licensed technology.

                  On May 17, 2006, the Company's subsidiary, Synovics Laboratories, Inc. ("Synovics Labs") entered into an ANDA Ownership Transfer and Product License Agreement with Nostrum (the "ANDA Agreement"). The ANDA Agreement transferred ownership to Synovics Labs of an Abbreviated New Drug Application to an AB rated, generic 500mg equivalent
                  (Metformin   ER)  of  the  branded   product   Glucopophage-XR
                  ("Metformin Drug") and additionally grants the Company an exclusive license under Nostrum's technology to develop, make and sell the Metformin Drug in the United States. In consideration for the grant of rights under the ANDA Agreement, the Company paid Nostrum a total of $300,000 in two payments of $150,000 each, one in May 2006 and one in August 2006. Synovics Labs is further required to reimburse Nostrum for expenses incurred by it under the ANDA Agreement and pay royalties of 20% of net sales of the Metformin Drug up to $1,500,000.

                  In July 2006, the Company announced that the FDA had approved the Company's Abbreviated New Drug Application for the Metformin Drug. The Company is in the process of undertaking a manufacturing site transfer application with the FDA and plans to launch the sales program for the drug following approval.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note D -          NOSTRUM DISPUTE

                  The Company is currently involved in a legal dispute with Nostrum over Nostrum's purported termination of certain drugs covered by the Technology Agreement including the four drugs designated by the Company. The dispute also involves Nostrum's purported termination of the ANDA Agreement.

                  On November 20, 2006, the Company obtained a temporary restraining order from the United States District Court for the Southern District of New York enjoining Nostrum from terminating the Technology Agreement and on December 6, 2006, the Court further extended the order preliminarily enjoining Nostrum from terminating the Technology Agreement until January 31, 2007 but with respect to the four products designated by the Company. The Company posted a $100,000 bond in connection with the grant of injunctive relief. On January 31, 2007, the Court further extended the preliminary injunction pending the conduct of limited discovery proceedings.

                  On  December  4,  2006,  the  Company  commenced   arbitration
                  proceedings against Nostrum with the American Arbitration Association challenging the purported terminations.

Note E -          2005 BRIDGE NOTE FINANCING

                  In October 2005, the Company began issuing convertible bridge notes ("2005 Bridge Notes") and has since issued notes in the principal amount of $4,845,000. The 2005 Bridge Notes bear interest at 9% per annum and are convertible at $3.00 per share at the option of the holder. In the case of default, interest on the 2005 Bridge Notes increases to 18% per annum retroactively to the date of the note on the unpaid principal. The 2005 Bridge Notes initially had a maturity date of 18 months from the date of issuance. The 2005 Bridge Notes also provided that if the Company consummates a "Qualified Equity Financing" prior to the eighteen (18) month anniversary of the issuance date, the maturity date would be extended to the third anniversary of the issuance date. In connection with the issuance of the 2005 Bridge Notes, the Company also issued detachable stock purchase warrants to purchase 807,493 shares of common stock at $4.00 per share. The warrants expire three years from the date of issuance. Based on the relative fair values, the Company has attributed $1,429,540 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital and discount to the

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note E -          2005 BRIDGE NOTE FINANCING (CONTINUED)

                  2005 Bridge Notes. The resulting discount on the 2005 Bridge Notes is being amortized over the term of the 2005 Bridge Notes as interest expense. The per share weighted value of the warrants to purchase 807,493 shares of common stock at $4.00 per share is $4.47. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of between 198% and 550%; risk free interest rate of 4.9%; and expected life of 3 years.

                  In connection with the issuance of the 2005 Bridge Notes, the Company paid a cash commission of $301,050 to Indigo Securities, LLC and issued to it three year warrants to purchase approximately 500,000 shares of Common Stock at $5.00 per share and 75,263 at $4.00 per share for its role as placement agent of a portion of the 2005 Bridge Notes sold. The per share weighted value of the warrants to purchase the combined total of 575,263 shares of common stock is $4.87. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 198%; risk free interest rate of 4.9%; and expected life of 3 years.

                  As a result of the consummation of the acquisition of Kirk Pharmaceuticals, LLC ("Kirk") and ANDApharm LLC ("ANDApharm") which was financed through Bank of India loans, and the $6,000,000 equity investment by Maneesh Pharmaceuticals PVT LTD. ("Maneesh"), the Company may have been required to repay its outstanding 9% Convertible Bridge Notes. Accordingly, the Company determined the need to revise the terms of the 2005 Bridge Notes and solicited the consent of the holders of the 2005 Bridge Notes to convert their 2005 Bridge Notes into, and exchange their 2005 Bridge Notes for, an amended form of convertible note (the "Revised Notes") accruing interest at the rate of 9% per annum and convertible into shares of Common Stock at the conversion price of $2.50 per share. The Revised Notes mature on April 3, 2009 and constitute unsecured indebtedness of the Company. Of the $4,845,000 then outstanding, $2,150,000 aggregate principal amount converted to the Revised Notes. Of the remaining $2,695,000 aggregate principal amount of 2005 Bridge Notes, $300,000 was repaid on July 6, 2006 and an aggregate principal amount of $2,395,000 and all accrued an unpaid interest thereon matured and became payable on September 1, 2006.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note E -          2005 BRIDGE NOTE FINANCING (CONTINUED)

                  The Company did not pay any amounts due to the holders of 2005 Bridge Notes on September 1, 2006 and requested that they agree to extend the maturity date to November 1, 2006. In exchange, the Company offered to increase the interest rate on the outstanding principal amount to 18% per annum for the period of such extension, as well as to reduce the exercise price of the warrants issued with the sale of the 2005 Bridge Notes to $2.50 per share.

                  The Company also did not pay back the principal to holders of the 2005 Bridge Notes on November 1, 2006 and has not paid the accrued interest due to the holders of the Revised Notes and 2005 Bridge Notes.

                  The Company is accruing the aforementioned 18% default interest retroactively to the date of issuance of the notes on the unpaid principal. As of January 31, 2007, the outstanding 2005 Bridge Notes and Revised Notes in the aggregate principal amount of $4,545,000 have accrued interest of $477,225.

                  The Company has entered into a registration rights agreement in connection with the sale of 2005 Bridge Notes. The agreement provides that the Company file a registration statement with the SEC that covers the resale of 125% of the registrable securities (the shares issuable upon conversion at the initial current conversion price and upon exercise of related warrants at the initial exercise price) (the "Mandatory Registration Statement").

                  According to the registration rights agreement, if the Mandatory Registration Statement has not been declared or ordered effective within one hundred twenty (120) days after the closing of the offering, the Company is to pay each investor a fee equal to 1% of the purchase price paid by such investor for the securities purchased plus the aggregate exercise price of the warrants and the placement agent warrants for the first two thirty (30) day periods after such failure and 2.5% of such amount for each subsequent thirty 30 day period (pro rata, in each case, for partial months). Any such payments are to be made at the end of each calendar month until the date that the Mandatory Registration Statement is declared effective. There is no cap on the maximum amount of the penalties that could be payable under the agreement. The Company will recognize the penalties, if any, incurred under the registration rights agreement as interest expense in the period in which they are incurred.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note E -          2005 BRIDGE NOTE FINANCING (CONTINUED)

                  Although the Company filed a Manadatory Registration Statement, the Company failed to have the Mandatory Registration Statement declared effective and recognized $1,482,672 of penalties as of January 31, 2007, which are reflected as interest expense.

Note F -          KIRK AQUISITION

                  In May 2006, the Company consummated its acquisition of Kirk Pharmaceuticals, LLC and ANDApharm, LLC (collectively, "Kirk"). The aggregate purchase price was $12,000,000 (the "Purchase Price") of which (i) $9,000,000 (the "Cash Purchase Price") was paid at the closing and (ii) a promissory note of the Company (the "Kirk Acquisition Note") in the principal amount of $3,000,000 was issued to the sellers. The Kirk Acquisition Note constitutes a general unsecured obligation of the Company. In addition, the Company incurred an estimated $552,000 of transaction costs. The Company has accounted for this acquisition using the purchase method. $1,385,605 is the fair value of the net tangible and identifiable intangible assets acquired. The remaining $11,116,314 is accounted for as good will. The Company is in the process of completing its estimate of the allocation of the purchase price to identifiable and intangible assets. The Company expects to complete the purchase price allocation in April 30, 2007.

                  Kirk is a Florida based pharmaceutical company that manufactures over-the-counter ("OTC") and generic prescription drugs in its FDA and DEA approved facility. Kirk currently manufactures and/or markets approximately 30 OTC solid dose and soft gel pharmaceuticals and one generic prescription drug. Kirk was founded in 1999 and has grown to more than 120 people and occupies 48,301 square feet of manufacturing space.

                  Immediately prior to the closing of the acquisition of Kirk, the Company consummated two financings to satisfy the Cash Purchase Price and its working capital requirements, as follows: (i) a credit facility with Bank of India, New York Branch (the "Bank of India Financing"); and (ii) the sale of 1,500,000 shares of common stock of the Company to Maneesh, an India-based accredited investor at $4.00 per share resulting in gross proceeds of $6,000,000 (the "Maneesh Investment").

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note F -          KIRK ACQUISITION (CONTINUED)

                  The Company paid a certain introduction of services fee in the amount of $180,000 and issued three year warrants to purchase 300,000 shares of the Company's common stock with an exercise price of $6.00 per share and paid a finders fee of $180,000 and issued similar warrants to purchase 45,000 shares of the Company's common stock for services provided in the Maneesh Investment. The Company however disputes a finder fee to a party believed by the Company to be an affiliate of Dr. Nirmal Mulye in the amount of $525,000 for services related to the Bank of India financing and has reserved such amount in its books.

                  The Bank of India Financing is structured as senior secured indebtedness in the principal amount (the "Principal") of $10,500,000. Of the Principal, $5,250,000 was required to be utilized to satisfy a portion of the Cash Purchase Price and $5,250,000 was required to be utilized for working capital purposes (the "Working Capital Loan"). Under the terms of the Working Capital Loan, the Company is entitled to borrow from time to time an amount equal to 70% of the value of fully paid inventory and accounts receivable together with 100% of cash in accounts maintained by the Company and its subsidiaries at the Bank of India, or $5,250,000, whichever is less. The Bank of India accrues interest at the prime rate of interest as determined by the Bank of India plus 1.0%. In the event of any default, such interest rate shall increase to the prime rate of interest as determined by Bank of India plus 3.0%. Interest is payable monthly. The Principal is to be repaid with payments that increase over time through December 31, 2010.

                  Prepayments will be subject to a fee equal to 1.0% of the amount prepaid for each year or portion thereof remaining between the date of prepayment and December 31, 2010.

                  The obligations of the Company to the Bank of India Financing have been guaranteed jointly and severally by its subsidiaries. The Bank of India has a first priority security interest in the subsidiaries and assets. Dr. Nirmal Mulye, former Director and Chief Scientific Officer of the Company and, according to Schedule 13D, Amendment No. 6, dated January 3, 2007, the beneficial owner of Nostrum (which owns approximately 40% of the Company's outstanding shares) has also guaranteed the obligations to the Bank of India.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note F -          KIRK ACQUISITION (CONTINUED)

                  In connection with the Kirk Acquisition, the seller accepted a $3,000,000 unsecured convertible note from Kirk. The note bears interest at 7.5% per annum and matures on May 20, 2009. The note is convertible into the Company's common stock at the lesser of the conversion price, as defined or the option prices set forth under the note payable as follows:

                                                                   Option
                                Option Date                        Price
                        -------------------------           ---------------

                                May 20, 2007                       $2.40
                                May 20, 2008                       $3.40
                                May 20, 2009                       $4.40


                  Interest expense under the note payable was $156,048 as of January 31, 2007.

                  The seller has the option for 60 days after each of the first two option dates described above of electing to receive a principal payment of $1,000,000 together with all accrued and unpaid interest to such option date.

Note G -          ACQUISITION OF INTANGIBLE ASSET
                  The Company's wholly-owned subsidiary ANDApharm paid $790,520 to Lehigh Valley Technologies and assumed costs of $131,099 to acquire the right to license, make and sell the generic form of certain estrogen products. The transaction was effectuated on May 14, 2006. The intangible asset is being amortized over its useful life of 5 years and has a net book value of $844,812 as of January 31, 2007.

Note H -          FOOD AND DRUG ADMINISTRATION CORRESPONDENCE

                  The Company received a letter dated July 28, 2006 summarizing the findings of the periodic investigation by the United States Food and Drug Administration ("FDA") relating to the Company's recently acquired subsidiary, Kirk Pharmaceuticals ("Kirk"). The letter relates a number of deficiencies in the quality control procedures and other processes of Kirk. Specifically and without limitation, the letter describes discrepancies in manufactured batches of pharmaceutical products, internal review and record failures, failures to follow production and quality control

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note H -          FOOD AND DRUG ADMINISTRATION CORRESPONDENCE (CONTINUED)

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

Note I -          2006 BRIDGE NOTE FINANCING
                  Between October and December 2006, the Company's subsidiary, Kirk, issued to accredited investors short term bridge notes in the principal amount of $700,000, bearing interest ranging from 10% to 20% per annum In connection therewith the Company issued warrants to acquire an aggregate of 466,664 shares of its common stock at initial exercise prices of between $2.00 and $3.00 per share (subject to adjustment in certain circumstances) with exercise periods ranging from three to five years. Of the warrants issued, warrants to acquire 75,000 shares of the Company's common stock are exercisable on a cashless or net issuance basis. Of the notes issued, accrued and unpaid interest at maturity date of a note in the principal amount of $250,000 is convertible at the option of the holder into 50,000 shares of common stock of the Company. Notes in the principal amount of $450,000 were subsequently exchanged for units of the 2007 Private Placement (as discussed below). The per share weighted value of the warrants to purchase 466,664 shares of common stock at initial exercise prices of between $2.00 and $3.00 per share is $2.68. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of between 215% and 225%; risk free interest rate between 4.5% and 4.84%; and expected life of between 3 and 5 years.

Note J -          2007 PRIVATE PLACEMENT
                  On January 26, 2007, the Company completed an initial closing of a private placement ("2007 Private Placement"), whereby the Company sold an aggregate of 1,000,000 units ("Units") to accredited investors. Of the 1,000,000 Units sold, 450,000 Units were exchanged in lieu of repayment of notes issued in the 2006 Bridge Note Financing in the principal amount of $450,000.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note J -          2007 PRIVATE PLACEMENT (CONTINUED)

                  The price per Unit was $1.00 and each Unit consisted of (i) one share of common stock of the Company, par value $0.001 per share (the "Common Stock"); and (ii) a warrant to purchase, at any time prior to the third anniversary following the final closing of the Private Placement, one share of Common Stock at an exercise price of $3.00 per share, subject to adjustment in certain instances. The warrants are also redeemable by the Company where the exercise price exceeds a certain amount. The per share weighted value of the warrants to purchase 1,000,000 shares of common stock at $3.00 per share is $3.00. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility between 153% and 155%; risk free interest rate of between 4.63 and 4.9%; and expected life of 3 years.

                  The subscription agreement requires the Company to file a registration statement, covering the securities sold in the 2007 Private Placement within 30 days of final closing of the 2007 Private Placement and use its best efforts to cause the registration statement to become effective within 90 days of final closing. If the registration statement has not been declared effective within 150 days following final closing, the Company has agreed to pay to the investors liquidated damages, payable in cash or common stock, of 1.5% of the purchase price paid by the investor in the 2007 Private Placement and 1% of the purchase price paid by the investor in the 2007 Private Placement for each subsequent 30 day period, with the total of the foregoing capped at 9%.

Note K -          LEASED FACILITIES

                  The Company leases office space in Ft. Lauderdale, FL, and Phoenix, AZ. Total monthly rent is approximately $45,961 under the lease agreements, which expire at various dates throughout 2010.

                  Twelve Months
                  Ending October 31,
                  ------------------

                        2007                 $399,141
                        2008                 $412,850
                        2009                 $430,708
                        2010                 $445,537
                                           ----------
                                           $1,688,236
                                           ==========

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note L -          SUBSEQUENT OR SIGNIFICANT EVENTS

                  CONSULTING AGREEMENTS
                  On February 1, 2007, the Company entered into consulting agreements with each of Saggi Capital Corp. and Bridge Ventures, Inc. (each, a "Consultant") for the provision of consulting services (including investor relations and strategic consulting) by the Consultants. Under the consulting agreements, each Consultant is entitled to receive $5,000 per month during the term of the agreement and five-year warrants to acquire 200,000 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $2.00 per share, subject to adjustment in certain circumstances, or on a cashless or net issuance basis. The initial term of the consulting agreements was initially twelve months, extendable for additional one-year periods, and may be terminated by either party upon thirty days prior written notice. On March 13, 2007, the consulting agreements were amended to set the term for a fixed twenty four month period. The per share weighted value of the warrants to purchase 400,000 shares of common stock at $2.00 per share is $2.00. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 153%; risk free interest rate of 4.84%; and expected life of 5 years.

                  VCG
                  On February 1, 2007, the Company entered into a consulting agreement (the "VCG Agreement") with VCG & A, Inc. ("VCG") for the provision of consulting services by VCG that include assisting the Company in its capital raising efforts, the development of an overall business strategy and the purchase of a certain key drug product ("Target Product") as well as to assist the Company in ongoing management, sales and marketing support.. The initial term of the VCG Agreements is six months (the "Initial Term") and shall be automatically renewed for an additional six months (the "Extended Term" and together with the Initial Term, the "Term"), unless terminated by either the Company or VCG by providing 60 days written notice prior to the end of the Initial Term or Extended Term, as applicable.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note L -          SUBSEQUENT OR SIGNIFICANT EVENTS (CONTINUED)

                  Under the VCG Agreement, the Company has agreed to pay VCG cash fees and royalties based upon the net sales of the Target Product. In addition, VCG is entitled to receive stock options to purchase 300,000 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $1.40. The stock options vested immediately upon execution of the VCG Agreement. The per share weighted value of the options to purchase 300,000 shares of common stock at $1.40 per share is $1.40. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 153%; risk free interest rate of 4.84%; and expected life of 5 years.

                  2007 PRIVATE PLACEMENT
                  Between February 5, 2007 and February 15, 2007, the Company completed subsequent closings of an additional 500,000 Units raising an additional $500,000.

                  NOSTRUM DISPUTE
                  On February 20, 2007, the United States District Court for the Southern District of New York extended its preliminary injunction against Nostrum until April 30, 2007 and further enjoined Nostrum from terminating the ANDA Agreement until April 30, 2007; the foregoing conditioned upon the Company increasing its previously posted bond to $500,000, which it subsequently posted.

                  On March 2, 2007, the Company commenced a lawsuit in the United States District Court for the District of New Jersey against Nirmal Mulye ("Mulye"), Anil Anand ("Anand") and Nostrum. The lawsuit alleges that (i) Mulye breached fiduciary duties and usurped corporate opportunities as a former member of the Company's Board of Directors and former Chief Scientific Officer and that Anand and Nostrum aided and abetted Mulye in such actions, (ii) Mulye, Anand and Nostrum tortiously interfered with prospective business advantage of the Company, (iii) Mulye fraudulently induced the Company to enter in certain financial transactions, and (iv) Mulye, Anand and Nostrum conspired to breach fiduciary duties and steal valuable corporate opportunities.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note L -          SUBSEQUENT OR SIGNIFICANT EVENTS (CONTINUED)

                  FIRST MIRAGE
                  As part of the 2005 Bridge Note Financing, the Company issued to First Mirage, Inc. ("First Mirage") a convertible bridge note in the principal amount of $100,000 (the "First Mirage Note"). As a result of the Company being late in the payment on the principal and interest under this First Mirage Note, on March 6, 2007 the Company renegotiated the First Mirage Note by entering into an agreement with First Mirage dated February 2, 2007 to further amend the First Mirage Note ("Note Amendment").

                  Pursuant to the terms of the Note Amendment, the maturity date of the First Mirage Note was extended to May 31, 2007, the Company may prepay the Note on ten days prior written notice, and the principal and/or interest under the Note may be exchanged in certain instances by both the Company and First Mirage for shares of common stock of the Company. The Note Amendment also provides that if the Company fails to timely deliver the shares of Company's common stock exchanged for the First Mirage Note to First Mirage in the case where First Mirage initiates the exchange or if Company fails to timely file a report required under the Securities Exchange Act of 1934, the Company will incur a penalty in the form of shares of Company's common stock to be delivered to First Mirage.

                         SYNOVICS PHARMACEUTICALS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2006 (the "10-K") and the Unaudited Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

         The Company has included in this Quarterly Report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business, operations and financial condition. "Forward-looking statements" consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company's plans for future periods. In addition, the words "could", "expects", "anticipates", "objective", "plan", "may affect", "may depend", "believes", "estimates", "projects" and similar words and phrases are also intended to identify such forward-looking statements.

         Actual results could differ materially from those projected in the Company's forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for drug delivery products, changes in domestic and foreign economic, market and regulatory conditions, the results of development agreements with pharmaceutical companies, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as "Risk Factors" in other filings by the Company with the SEC including its Annual Report on Form 10-K. Such factors may also cause substantial volatility in the market price of the Company's common stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

OUR BUSINESS

         Synovics Pharmaceuticals, Inc. is a specialty pharmaceutical company focusing on the development of oral controlled-release drug formulations utilizing proprietary drug formulations and delivery technologies, as well as develop, market and sell private label

Over-the-Counter  ("OTC")  and  generic  prescription  drugs  through  its newly
acquired  operating  subsidiaries,   Kirk  Pharmaceuticals,   Inc  ("Kirk")  and
ANDApharm, LLC ("ANDApharm").

GENERAL

         The Company is a developing company and is anticipating a period of losses and negative cash flows while it works on integrating Kirk and ANDApharm into the Company, boosts Kirk and ANDApharm's operating efficiencies and develops and commences commercialization of its planned products. The Company's future operating results will depend largely on its ability to achieve the following:

         -        Debt  and  equity   financing  to  support  the  research  and
                  development activities and service its debt;

         -        Favorable outcome in its dispute with Nostrum;

         -        Successful integration of Kirk and ANDApharm;

         - Successful implementation of improvements and method changes in the operations at Kirk and ANDApharm to increase output and revenues;

         -        Successful development and testing of product candidates;

         - Receipt of required regulatory approvals related to product candidates;

         -        Commercialization of the Company's products;

         -        Gaining a competitive position in the market.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JANUARY 31, 2007 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 2006.

         Consolidated gross revenues for the quarter ended January 31, 2007 was $5,410,871 compared to $1,640 for the same quarter in 2006. This increase in revenue represents sales from Over the Counter products of the Company's newly acquired subsidiary, Kirk and the generic prescription drug of the Company's other newly acquired subsidiary, ANDApharm. Kirk's four largest customers represented approximately 65% of the sales for the period. Although the Company believes Kirk has good working relationships with each of these customers, Kirk is working to further relationships with these and other entities in order to broaden its sales base.

         Sales of products containing ephedrine and guaifenisen accounted for approximately 75% of sales. These products have come under increasing government regulation due to the concern of these products in the production of methamphetamine. These regulatory changes have affected the way that the products are packaged and how they may be displayed in retail outlets.

         Both Kirk Pharmaceuticals and ANDApharm are subject to various regulatory bodies including the DEA and FDA. The Company believes that each subsidiary's relationship with both of these regulatory bodies is good. In July, 2006 Kirk underwent an inspection by the FDA. The inspection was in the normal course of business, as Kirk's prior inspection exceeded two years ago. The inspection pointed out several shortcomings in Kirk's operations. However, Kirk cooperated fully with the FDA inspectors, has responded to the FDA and is working diligently to correct the weaknesses that were noted during the inspection. The Company and each subsidiary has and will continue to comply with the requirements of the regulatory agencies.

         Cost of revenues for the three month period ended January 31, 2007 was $4,062,104 compared to $256 for the three month period ended January 31, 2006. This increase in cost of revenue represents the costs associated with the sales from over-the-counter products of the Company's newly acquired subsidiary, Kirk and from the generic prescription drug of the Company's other newly acquired subsidiary, ANDApharm.

         Research and development expenses for the three month period ended January 31, 2007 was $255,000 compared to $160,848 for the three month period ended January 31, 2006. This increase is due primarily to research and development activities at Kirk and ANDApharm. The research and development expenses are in line with historical norms of the acquired subsidiaries, and contain no significant, unusual expenses. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

         Selling, general, and administrative expenses for the three month period ended January 31, 2007 was $1,715,920 as compared to $742,831 for the three month period ended January 31, 2006. This increase is due primarily to operating activities associated with the Company's newly acquired subsidiaries and an increase in salaries, consulting, travel, accounting and legal expenses. The operating expenses are in line with historical norms of the acquired subsidiaries, and contain no significant, unusual expenses.

         The net loss of $2,370,230, or $.09 per share, for the three month period ended January 31, 2007 as compared to $1,198,505 or $.05 per share for the three month period ended January 31, 2006 was due primarily cash to support operations, interest accruing on the Company's indebtedness, penalties accruing for failure of its registration statement to become effective, expenses attributed to warrants and mounting legal fees. The Company also expects cumulative losses to increase due to its research and development activities related to the development of new product candidates.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company's operations have not generated sufficient revenues to satisfy the Company's operating capital needs. The Company has financed its operations primarily through the sale of its common stock, warrants and debt by means of private placements. The Company had a working capital deficit of $6,646,865 at January 31, 2007 as compared with a working capital deficit of $5,288,715 at January 31, 2006. Cash and cash equivalents were $2,770,939 at January 31, 2007, as compared with $222,314 at January 31, 2006.

         Net cash used in operating activities during the three month period ended January 31, 2007 was $137,017. This resulted from the Company's net loss of $2,370,230. The Company has generally incurred negative cash flows from operations since inception, which will continue due to the Company's short term and long term debt obligations, penalties accruing on its registration statement not becoming effective, research and development activities, costs of boosting operating efficiencies of Kirk and ANDApharm and mounting legal expenses.

         Net cash used in investing activities during the three month period ended January 31, 2007 was $179,658.

         Net cash provided by financing activities during the three month period ended January 31, 2007 was $420,143 which resulted from the net proceeds from the issuance of notes and warrants in the 2006 Bridge Note Financing and the sale of units of the Company's common stock and warrants in the 2007 Private Placement.

         The Company did not enter into any material capital expenditure agreements, nor did it engage in any off balance sheet financing during the reporting period.

         The  Company's   auditors  have  expressed  in  their  audit  report  a
qualification as to the Company's ability to continue as a going concern. See Note A of the Notes to the Consolidated Financial Statements.

         The Company is currently delinquent in its obligation to bring current principal and interest payments of certain notes issued in the 2005 Bridge Note Financing. The Company has undertaken a capital raising effort to address this however there is no assurance that the Company will be successful in this effort or that none of the note holders will file an action against the Company for default.

         All trends, demands, commitments, events and uncertainties resulting in a material increase or decrease in liquidity have been reported. All internal and external sources of liquidity have been identified, and all material commitments of capital expenditures as of the end of the quarter have been identified.

FUTURE CAPITAL REQUIREMENTS

         Many of the Company's product candidates are in the early stages of research and development, and will require additional research, development, clinical testing, regulatory approval, and a commitment of significant additional resources prior to commercialization. Based on its current operating plan, the Company believes it will have to increase its capital resources to meet its debt obligations, mounting legal expenses from its dispute with Nostrum and operating and product development plan through the fourth quarter of 2007. The Company plans to continue its efforts to raise financing through the issuance of additional debt or equity financing. The Company can provide no assurance that additional debt or equity funding will be obtained. The Company's future capital requirements will depend on many factors, including the following:

         - Continued scientific progress in its research, drug discovery and development plan;

         -        Integration costs of Kirk and ANDApharm;

         -        Size of its program and progress with clinical trials;

         -        Time and costs associated with regulatory approvals;

         -        Recruitment of key management;

         -        Impact of pending and potential litigation.

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

ITEM 4.           CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding whether or not disclosure is required. We are taking steps to remedy this deficiency through a combination of increased documentation, increasing the accounting staff, engaging independent auditors to provide us with accounting advice and implementing internal procedures including the distribution of documents. These deficiencies are being reported to our Board of Directors and we intend to improve and strengthen our controls and procedures.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

            As previously reported in the Company's Current Reports on Form 8K dated November 3, 2006 and December 6, 2006, the Company is involved in a legal dispute with Nostrum Pharmaceuticals, Inc. ("Nostrum"), the entity from whom the Company has acquired its primary technology under development. Nostrum owns approximately 40% of the Company's outstanding stock and as disclosed in that certain Schedule 13D, Amendment No. 6, dated January 3, 2007, Nirmal V. Mulye, Ph. D., beneficially owns all the outstanding stock of Nostrum. In addition, Dr. Mulye resigned from his positions with the Company as a Director in September 2006 and as Chief Scientific Officer in January 2007.

         The Company's rights to Nostrum's technology arise out of two principal agreements, a Technology License Agreement and ANDA Ownership Transfer and Product License Agreement. The Technology License Agreement between the Company and Nostrum dated as of March 16, 2005, as amended (the "Technology Agreement") grants the Company an exclusive license under Nostrum's oral controlled release proprietary technology to develop, make and sell exclusively and worldwide, ten generic and ten 505(b)(2) drugs (improved formulations of previously approved drugs), which drugs are to be designated by the Company. The ANDA Ownership Transfer and Product License Agreement between the Company's subsidiary, Synovics Laboratories, Inc. ("Synovics Labs") and Nostrum dated May 17, 2006 (the "ANDA Agreement" transferred ownership of an abbreviated new drug application ("ANDA") to an AB rated, generic 500mg equivalent (Metformin ER) of the branded product Glucophage-XR (the "Metformin Drug") and additionally grants the Company an exclusive license under Nostrum's oral controlled release proprietary technology to develop, make and sell the Metformin Drug and an additional strength version of the Metformin Drug in the United States.

         To date, the Company designated four drugs for development pursuant to the Technology Agreement, namely SNG1001a, SNG1002a, SNG1003a,b,c and SNG1004a,b,c, and intended to invest the majority of its resources in the development and commercialization of these and other drugs to be designated under the Technology Agreement during the next few years.

         However, in September, October and November, 2006, the Company received a series of written notices from Nostrum purporting to terminate: (i) the Company's rights to four drugs designated by the Company under the Technology Agreement, and (ii) the ANDA Agreement. Each notice purports to be effective as of the sixtieth (60th) day from the date of the Company's receipt of such notice. The notices also purported to terminate five other drugs allegedly covered by the Technology Agreement.

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

         On November 17, 2006, the Company commenced an action in the United States District Court for the Southern District of New York against Nostrum and on November 20, 2006, the Court granted a temporary restraining order enjoining Nostrum from terminating the Technology Agreement. On December 6, 2006, the Court extended the order enjoining the termination of the Technology Agreement but only with respect to the four drugs designated by the Company for development pursuant to the Technology Agreement. The injunction was conditioned upon the Company having posted a bond in the amount of $100,000, which was subsequently posted. On February 20, 2007 the Court subsequently extended the injunction until April 30, 2007 and further enjoined Nostrum from terminating the ANDA Agreement. The Court conditioned such extension on an increase in the bond to $500,000, which was subsequently posted.

         On December 4, 2006, the Company filed a demand for arbitration with the American Arbitration Association, pursuant to the terms of the Technology Agreement, challenging the propriety of the purported terminations. The Company, on January 11, 2007, amended its statement of claim with the American Arbitration Association to include the claims related to the improper attempt to terminate the ANDA Agreement, and to add Synovics Labs, a subsidiary of the Company, as a party.

         Synovics Labs, on January 12, 2007, filed a complaint with the United States District Court for the Southern District of New York seeking to enjoin Nostrum from terminating the ANDA Agreement. That action has been consolidated with the previously-filed action relating to the Technology Agreement.

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

         ANDApharm and its former controlling person John S. Copanos are being sued by in action that commenced on December 15, 2005, in the Court of the 15th Judicial Circuit in and for Palm Beach Count, Florida. by Breckenridge Pharmaceutical, Inc.

("Breckenbridge"), a distributor not selected by ANDApharm to distribute its esterified estrogen product. The complaint alleges that ANDApharm breached a distribution contract with Breckenridge, misappropriated Breckenridge's trade secrets and sought an injunction against ANDApharm. Management has been negotiating a potential settlement of the dispute and anticipates settlement of the case will be reached shortly.

ITEM 1A.          RISK FACTORS.

         The Company has had no material changes to its risk factors as previously disclosed in its Form 10-K for the year ended October 31, 2006 filed with the Securities and Exchange Commission on January 30, 2007.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During the three months ended January 31, 2007, the Company's subsidiary, Kirk, issued to accredited investors short term bridge notes in the principal amount of $550,000, bearing interest ranging from 10% to 20% per annum and in connection therewith the Company issued warrants to acquire an aggregate of 366,664 shares of its common stock at an initial exercise price of between $2.00 and $3.00 per share (subject to adjustment in certain circumstances) with exercise periods ranging from three to five years. Of the short term bridge notes issued, accrued and unpaid interest at maturity date of a note in the principal amount of $250,000 is convertible at the option of the holder into 50,000 shares of common stock of the Company. Of the short term bridge notes issued during the three months ended January 31, 2007, notes in the principal amount of $300,000 were subsequently exchanged for units of the 2007 Private Placement (as discussed below). The notes and warrants were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

         On January 26, 2007, the Company completed an initial closing of a private placement, whereby the Company sold an aggregate of 1,000,000 units ("Units") to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended (the transaction is referred to herein as the "Private Placement"). Of the 1,000,000 Units sold, 450,000 Units were exchanged in lieu of repayment of the short term bridge notes in the principal amount of $450,000. The price per Unit was $1.00 and each Unit consisted of (i) one share of common stock of the Company, par value $0.001 per share (the "Common Stock"); and (ii) a warrant to purchase, at any time prior to the third anniversary following the final closing of the Private Placement, one share of Common Stock at an exercise price of $3.00 per share, subject to adjustment in certain instances. The warrants are also redeemable by the Company where the exercise price exceeds a certain amount. The shares and warrants were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

         THIS DISCLOSURE IS NOT AN OFFER OF SECURITIES FOR SALE. ANY SECURITIES SOLD IN THE PRIVATE PLACEMENT WILL NOT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES UNLESS REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR PURSUANT TO AN EXEMPTION FROM SUCH REGISTRATION.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         Between October 2005 and April 2006, the Company issued convertible bridge notes bearing interest at a rate of 9% per annum as part of its 2005 Bridge Note Financing. As of the date of this filing, the Company is delinquent in its payment of the principal and interest to certain holders of the notes issued in the 2005 Bridge Note Financing in the amount of $5,140,395, which indebtedness exceeds 5% of our total assets.

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

         31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

         31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                         SYNOVICS PHARMACEUTICALS, INC.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SYNOVICS PHARMACEUTICALS, INC.
                                  (Company)



Date:  March 22, 2007              By:  /s/ Ronald H. Lane
                                        ---------------------------------------
                                        Ronald H. Lane
                                       (President, Chief Executive Officer, and
                                        Principal Financial Officer)