Form 10-Q
period 2007-04-30
Synovics Pharmaceuticals
filed 2007-06-18
CIK 1030839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        APRIL 30, 2007

                                       or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                         Commission File Number: 0-22011
                                                 -------

                         SYNOVICS PHARMACEUTICALS, INC.
               (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

            NEVADA                                              86-0760991
----------------------------                                  ---------------
(STATE OR OTHER JURISDICTION OF                               I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NUMBER

2575 E. CAMELBACK RD., SUITE 450  PHOENIX, ARIZONA                85016
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                  602-508-0112
                -------------------------------------------------
                (COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

As of June 11, 2007 there were 29,614,630 shares of common stock outstanding.

                         SYNOVICS PHARMACEUTICALS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q



                                                                            PAGE
PART I - FINANCIAL INFORMATION

ITEM I.     Financial Statements.

                                   (UNAUDITED)
            Condensed Consolidated Balance Sheets                             3
            Condensed Consolidated Statements of Operations                   4
            Condensed Consolidated Statements of Cash Flows                   5
            Notes to Condensed Consolidated Financial Statements              6

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                       21

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk.      26

ITEM 4.     Controls and Procedures.                                         27


PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings.                                               28

ITEM 1A.    Risk Factors.                                                    31

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.     31

ITEM 3.     Defaults upon Senior Securities.                                 31

ITEM 4.     Submission of Matters to a Vote of Security Holders.             31

ITEM 5.     Other Information.                                               31

ITEM 6.     Exhibits.                                                        31

SIGNATURES                                                                   32

                 SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         APRIL 30,          OCTOBER 31,
                                                                                           2007                2006
                                                                                      -----------------------------------------
                                                                                        (Unaudited)   (Derived from audited
ASSETS                                                                                                 financial statements)
CURRENT ASSETS:
  Cash and cash equivalents                                                            $  2,983,885        $  2,393,437
  Accounts receivable, net                                                                2,944,078           2,037,860
  Other receivables                                                                         510,813             509,241
  Inventory                                                                               2,145,105           2,376,480
  Prepaid expenses                                                                          739,325             413,429
                                                                                       ------------        ------------

                 Total Current Assets                                                     9,323,206           7,730,447
                                                                                       ------------        ------------

PROPERTY - Net of accumulated depreciation of $305,487
  and $163,303, respectively                                                              2,186,620           1,642,282
                                                                                       ------------        ------------

OTHER ASSETS:
  Deposits                                                                                  337,548             379,622
  Goodwill                                                                               11,447,698          11,447,698
  Deferred financing and Warrant fees                                                     3,183,276           1,967,937
  Intangible assets  - net of accumulated amortization of
      $500,614 and $343,113, respectively                                                15,633,970          15,714,664
                                                                                       ------------        ------------

                 Total Other Assets                                                      30,602,492          29,509,921
                                                                                       ------------        ------------

TOTAL ASSETS                                                                           $ 42,112,318        $ 38,882,650
                                                                                       ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                     $  3,860,523        $  3,226,664
  Accrued expenses                                                                        3,138,927           1,970,277
  Current portion of note payable - others                                                1,500,000                  --
  Current portion of note payable - bank                                                    750,000           1,000,000
  Current portion of note payable - seller                                                1,075,000           1,000,000
  Notes payable - shareholders and others                                                   100,000             180,929
  Convertible bridge notes                                                                4,321,014           3,906,118
  Current portion of capital lease obligation                                                52,202              71,227
  Accrued interest                                                                        3,382,149           1,735,174
                                                                                       ------------        ------------

                 Total current liabilities                                               18,179,815          13,090,389
                                                                                       ------------        ------------

LONG-TERM LIABILITIES:
  Deferred revenue                                                                          847,335             980,363
  Note payable - bank, net of current maturities                                          9,250,000           9,500,000
  Note payable - seller, net of current maturities                                        2,000,000           2,000,000
  Capital lease obligations - net of current portion                                        147,015             208,411
                                                                                       ------------        ------------

                 Total Liabilities                                                       30,424,165          25,779,163
                                                                                       ------------        ------------

STOCKHOLDERS' EQUITY:
   Preferred stock - $.001 par value - authorized, 5,000,000 shares; 591,850 and
      591,850 issued and outstanding, respectively
      (liquidation preference of $798,998)                                                  798,998             798,998
   Common stock - $.001 par value - authorized, 45,000,000 shares;
      29,614,630 and 26,044,630 issued and outstanding, respectively                         29,594              26,044
   Additional paid-in capital                                                            68,536,494          61,876,506
   Warrants                                                                               5,206,797           4,139,972
   Accumulated deficit                                                                  (62,548,930)        (53,403,233)
                                                                                       ------------        ------------
                                                                                         12,022,953          13,438,287
Subscription receivable                                                                    (150,000)           (150,000)
Common Stock in Treasury                                                                   (184,800)           (184,800)
                                                                                       ------------        ------------
                 Total stockholders' equity                                              11,688,153          13,103,487
                                                                                       ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 42,112,318        $ 38,882,650
                                                                                       ============        ============


See notes to the condensed consolidated financial statements.

                 SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                              -------------------------------       -------------------------------
                                                                APRIL 30           APRIL 30           APRIL 30           APRIL 30
                                                                  2007               2006               2007               2006
                                                              ------------       ------------       ------------       ------------
REVENUES, net                                                 $  5,713,761       $        475       $ 11,257,660       $      2,115

COST OF REVENUES                                                 4,121,421                 79          8,183,525                335
                                                              ------------       ------------       ------------       ------------

                  GROSS PROFIT                                   1,592,340                396          3,074,135              1,780
                                                              ------------       ------------       ------------       ------------

OPERATING EXPENSES
  Research and development                                         278,363            163,639            533,363            324,487
  Selling, general, and administrative                           6,460,217            638,619          8,138,829          1,381,450
                                                              ------------       ------------       ------------       ------------
                  Total expenses                                 6,738,580            802,258          8,672,192          1,705,937
                                                              ------------       ------------       ------------       ------------

                  LOSS FROM OPERATIONS                          (5,146,240)          (801,862)        (5,598,057)        (1,704,157)
                                                              ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSES):
   Other income                                                      2,047             30,000              4,315            140,000
   Interest expense, net                                        (1,628,108)          (517,078)        (3,551,956)          (844,853)
                                                              ------------       ------------       ------------       ------------

                  Total other (expenses) income                 (1,626,061)          (487,078)        (3,547,641)          (704,853)
                                                              ------------       ------------       ------------       ------------

LOSS BEFORE PROVISION FOR
     INCOME TAX                                                 (6,772,301)        (1,288,940)        (9,145,698)        (2,409,010)

PROVISION FOR INCOME TAXES                                              --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------

LOSS FROM CONTINUING OPERATIONS                                 (6,772,301)        (1,288,940)        (9,145,698)        (2,409,010)
LOSS FROM DISCONTINUED OPERATIONS
   Equity in the loss in InCon Processing, LLC                          --           (963,685)                --         (1,042,119)
                                                              ------------       ------------       ------------       ------------

NET LOSS                                                      $ (6,772,301)      $ (2,252,625)      $ (9,145,698)      $ (3,451,129)
                                                              ============       ============       ============       ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
   FROM CONTINUING OPERATIONS                                 $      (0.26)      $      (0.06)      $      (0.34)      $      (0.11)
   FROM DISCONTINUED OPERATIONS                                         --              (0.04)                --              (0.05)
                                                              ------------       ------------       ------------       ------------

NET LOSS PER SHARE                                            $      (0.26)      $      (0.10)      $      (0.34)      $      (0.16)
                                                              ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                                     26,533,267         22,681,725         27,004,765         22,681,725
                                                              ============       ============       ============       ============

See notes to the condensed consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                        SIX MONTHS END APRIL 30,
                                                                                                      2007                  2006
                                                                                                   ---------------------------------
OPERATING ACTIVITIES:
Loss from continuing operations                                                                    $(9,145,697)         $(2,409,010)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                        222,839               17,473
  Stock based compensation                                                                           4,255,053                   --
  Amortization of bridge loan discount                                                                 771,047              553,651
  Amortization of deferred financing costs                                                             572,891                   --
  Changes in operating assets and liabilities:
      Accounts receivable                                                                           (1,417,031)                  --
      Inventory                                                                                        231,375                  342
      Prepaids and other current assets                                                                183,345                2,225
      Deposits                                                                                          42,074                   --
      Accounts payable                                                                                 633,859              236,856
      Accrued expenses                                                                               1,220,852               65,477
      Accrued interest                                                                               1,646,975                   --
      Deferred revenues                                                                               (133,028)                  --
                                                                                                   -----------          -----------
Net cash used in operating activities                                                                 (915,446)          (1,532,986)
                                                                                                   -----------          -----------

INVESTING ACTIVITIES:
 Purchases of equipment                                                                               (686,483)             (46,412)
 Acquisition activities and Deferred fees                                                                   --             (108,472)
                                                                                                   -----------          -----------
Net cash used in investing activities                                                                 (686,483)            (154,884)
                                                                                                   -----------          -----------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                            1,250,000                   --
   Payment of deferred financing fees                                                                       --             (250,853)
   Proceeds from Debt                                                                                1,575,000            3,000,000
   Repayment of Debt                                                                                  (500,000)             (45,648)
   Repayment of leases                                                                                (132,623)                  --
                                                                                                   -----------          -----------

Net cash provided by financing activities                                                            2,192,377            2,703,499
                                                                                                   -----------          -----------

NET CASH PROVIDED BY CONTINUING OPERATIONS                                                             590,448            1,015,629
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                                      --                   --
                                                                                                   -----------          -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              590,448            1,015,629

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       2,393,437              128,819
                                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $ 2,983,885          $ 1,144,448
                                                                                                   ===========          ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
  Settlement of debt through issuance of common stock                                              $   450,000          $         0
                                                                                                   ===========          ===========

See notes to the condensed consolidated financial statements.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A -      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

              The accompanying unaudited Condensed Consolidated Financial Statements of Synovics Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three month period and six month period ended April 30, 2007 and April 30, 2006 are not necessarily indicative of the operating results that may be achieved for the entire year ending October 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended October 31, 2006. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred accumulated operating losses of $62,548,930 through April 30, 2007 which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate gross profits and positive cash flows from operations indicate that the Company may not be able to continue as a going concern for a reasonable period of time.


              PRINCIPLES OF CONSOLIDATION
              ---------------------------

              The condensed consolidated financial statements include the accounts of Synovics Pharmaceuticals, Inc. and its wholly owned subsidiaries, including, Kirk Pharmaceuticals, LLC, ANDAPharm, LLC and Synovics Laboratories, Inc. All significant inter-company transactions have been eliminated in consolidation.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A -      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
              (CONTINUED)

              CONCENTRATIONS OF CREDIT RISK
              -----------------------------

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

              REVENUE RECOGNITION
              -------------------

              The Company recognizes revenue upon shipment of product.

              INVENTORY
              ---------

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

              (brandable pharmaceutical products that qualify for filing with the United States Food and Drug Administration (the "FDA") under a "505(b)(2)" application) and ten generic products (generic bio-equivalents of branded products which qualify for filing with the FDA pursuant to an Abbreviated New Drug Application) designated by the Company within a three year period. To date, the Company designated four drugs for development namely Alprazolam, Alfuzosin, Paroxetine and Metoprolol Succinate (formerly known as SNG1001a, SNG1002a, SNG1003a,b,c and SNG1004a,b,c., respectively). As consideration for the Technology Agreement, the Company issued twelve million shares of its common stock, and agreed to pay Nostrum royalties on net sales of generic products equal to 50% of gross profit. As of April 30, 2007, the Company paid $1,963,637 to Nostrum as remuneration for research and development costs associated with the licensed technology, as well as advanced to Nostrum $250,000 for future invoices associated with the licensed technology. As more fully described in Notes D and M below, the Company sued Nostrum in an arbitration action and, based upon allegations of Nostrum's misconduct, seeks a return of all or a substantial part of the cash and stock provided to Nostrum under the Technology Agreement.

              On May 17, 2006, the Company's subsidiary, Synovics Laboratories, Inc. ("Synovics Labs") entered into an ANDA Ownership Transfer and Product License Agreement with Nostrum (the "ANDA Agreement"). The ANDA Agreement transferred ownership to Synovics Labs of an Abbreviated New Drug Application to an AB rated, generic 500mg equivalent (Metformin ER) of the branded product Glucopophage-XR ("Metformin Drug") and additionally granted the Company an exclusive license under Nostrum's technology to develop, make and sell the Metformin Drug and an additional strength version of the Metformin Drug in the United States. In consideration for the grant of rights under the ANDA Agreement, the Company paid Nostrum a total of $300,000 in two payments of $150,000 each, one in May 2006 and one in August 2006. Synovics Labs is further required to reimburse Nostrum for expenses incurred by it under the ANDA Agreement and pay royalties of 20% of net sales of the Metformin Drug up to $1,500,000. As more fully described in Notes D and M below, the Company sued Nostrum in an arbitration action, and has obtained an injunction in Federal District Court in the Southern District of New York prohibiting Nostrum from terminating the ANDA Agreement with respect to Metformin products under the ANDA Agreement.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note C -      TECHNOLOGY LICENSE AGREEMENT AND ANDA AGREEMENT (CONTINUED)

              In July 2006, the Company announced that the FDA had approved the Company's Abbreviated New Drug Application for the Metformin Drug. The Company is in the process of taking steps to permit it to move forward with a manufacturing site transfer application with the FDA and plans to launch the sales program for the drug following approval.

Note D -      NOSTRUM DISPUTE

              The Company is currently involved in a legal dispute with Nostrum over Nostrum's purported termination of certain drugs covered by the Technology Agreement and the ANDA Agreement.

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

              On February 20, 2007, the above injunction was extended until April 30, 2007 and Nostrum was further enjoined from terminating the ANDA Agreement until April 30, 2007; the foregoing conditioned upon the Company increasing its previously posted bond to $500,000, which it subsequently posted.

              On December 4, 2006, the Company commenced arbitration proceedings against Nostrum with the American Arbitration Association challenging the purported terminations.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note D -      NOSTRUM DISPUTE (CONTINUED)

              On March 2, 2007, the Company commenced a separate action in the United States District Court for the District of New Jersey against Nirmal Mulye ("Mulye"), Anil Anand ("Anand") and Nostrum. Mulye is a former member of the Board of Directors of the Company (the "Board") and former Chief Scientific Officer. As part of the lawsuit, the Company alleges that Mulye introduced Anand to the Company without disclosing the background of Anand, a confessed felon in a $700 million bank fraud. In the action, the Company alleges, among other things, that (i) Mulye breached fiduciary duties and usurped corporate opportunities as a member of the Board and Chief Scientific Officer and that Anand and Nostrum aided and abetted Mulye in such actions, (ii) Mulye, Anand and Nostrum tortiously interfered with prospective contractual relationships of the Company, (iii) Mulye fraudulently induced the Company to enter into certain financial transactions, and (iv) Mulye, Anand and Nostrum conspired to breach fiduciary duties and steal valuable corporate opportunities. The Company has requested a jury trial and seeks compensatory and punitive damages and a constructive trust over corporate opportunities usurped from the Company. A trial date has not yet been scheduled in the action.

Note E -      2005 BRIDGE NOTE FINANCING

              In October 2005, the Company began issuing convertible bridge notes ("2005 Bridge Notes") and issued notes in the aggregate principal amount of $4,845,000. The 2005 Bridge Notes bear interest at 9% per annum and are convertible at $3.00 per share at the option of the holder. In the case of default, interest on the 2005 Bridge Notes increases to 18% per annum retroactively to the date of the note on the unpaid principal. The 2005 Bridge Notes initially had a maturity date of 18 months from the date of issuance. The 2005 Bridge Notes also provided that if the Company consummates a "Qualified Equity Financing" prior to the eighteen
              (18) month anniversary of the issuance date, the maturity date would be extended to the third anniversary of the issuance date. In connection with the issuance of the 2005 Bridge Notes, the Company also issued detachable stock purchase warrants to purchase 807,493 shares of common stock at $4.00 per share. The warrants expire three years from the date of issuance. Based on the relative fair values, the Company attributed $1,429,540 of the total proceeds to the warrants and recorded the warrants as additional paid-in capital and discount to the 2005 Bridge Notes. The resulting discount on the 2005 Bridge Notes is being amortized over the term of the 2005 Bridge Notes as interest expense. The per share weighted

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note E -      2005 BRIDGE NOTE FINANCING (CONTINUED)

              value of the warrants to purchase 807,493 shares of common stock at $4.00 per share is $4.47. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of between 198% and 550%; risk free interest rate of 4.9%; and expected life of 3 years.

              In connection with the issuance of the 2005 Bridge Notes, the Company paid a cash commission of $301,050 to Indigo Securities, LLC and issued to it three year warrants to purchase 500,000 shares of Common Stock at $5.00 per share and 75,263 at $4.00 per share for its role as placement agent of a portion of the 2005 Bridge Notes sold. The per share weighted value of the warrants to purchase the combined total of 575,263 shares of common stock is $4.87. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 198%; risk free interest rate of 4.9%; and expected life of 3 years.

              As a result of the consummation of the acquisition of Kirk Pharmaceuticals, LLC ("Kirk") and ANDAPharm LLC ("ANDAPharm") which was financed through Bank of India loans, and the $6,000,000 equity investment by Maneesh Pharmaceuticals PVT LTD. ("Maneesh"), the Company may have been required to repay its outstanding 9% Convertible Bridge Notes. Accordingly, the Company determined the need to revise the terms of the 2005 Bridge Notes and solicited the consent of the holders of the 2005 Bridge Notes to convert their 2005 Bridge Notes into, and exchange their 2005 Bridge Notes for, an amended form of convertible note (the "Revised Notes") accruing interest at the rate of 9% per annum and convertible into shares of common stock at the conversion price of $2.50 per share. The Revised Notes mature on April 3, 2009 and constitute unsecured indebtedness of the Company. Of the $4,845,000 then outstanding, $2,150,000 aggregate principal amount converted to the Revised Notes. Of the remaining $2,695,000 aggregate principal amount of 2005 Bridge Notes, $300,000 was repaid on July 6, 2006 and an aggregate principal amount of $2,395,000 and all accrued and unpaid interest thereon matured and became payable on September 1, 2006.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note E -      2005 BRIDGE NOTE FINANCING (CONTINUED)

              The Company did not pay any amounts due to the holders of 2005 Bridge Notes on September 1, 2006 and requested that the holders agree to extend the maturity date to November 1, 2006. In exchange, the Company offered to increase the interest rate on the outstanding principal amount to 18% per annum for the period of such extension, as well as to reduce the exercise price of the warrants issued with the sale of the 2005 Bridge Notes to $2.50 per share.

              The Company also did not pay back the principal to holders of the 2005 Bridge Notes on November 1, 2006 and has not paid the accrued interest due to the holders of the Revised Notes and 2005 Bridge Notes.

              The Company is accruing the aforementioned 18% default interest retroactively to the date of issuance of the notes on the unpaid principal. As of April 30, 2007, the outstanding 2005 Bridge Notes and Revised Notes in the aggregate principal amount of $4,528,761 have accrued interest of $881,761.

              On March 6, 2007, the Company concluded the renegotiation of the terms of one of the 2005 Bridge Notes in the principal amount of $100,000 with First Mirage, Inc. (the "First Mirage Note") according to which the maturity date of the First Mirage Note was extended to May 31, 2007 and the First Mirage Note became exchangeable in certain instances by both the Company and First Mirage for shares of common stock of the Company. As of April 30, 2007, $36,360 of the First Mirage Note was exchanged for 50,000 shares of the Company's common stock.

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

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note E -      2005 BRIDGE NOTE FINANCING (CONTINUED)

              According to the registration rights agreement, if the Mandatory Registration Statement has not been declared or ordered effective within one hundred twenty (120) days after the closing of the offering, the Company is to pay each investor a fee equal to 1% of the purchase price paid by such investor for the securities purchased plus the aggregate exercise price of the warrants and the placement agent warrants for the first two thirty (30) day periods after such failure and 2.5% of such amount for each subsequent thirty (30) day period (pro rata, in each case, for partial months). Any such payments are to be made at the end of each calendar month until the date that the Mandatory Registration Statement is declared effective. There is no cap on the maximum amount of the penalties that could be payable under the agreement. The Company will recognize the penalties, if any, incurred under the registration rights agreement as interest expense in the period in which they are incurred.

              Although the Company filed a Manadatory Registration Statement, the Company failed to have the Mandatory Registration Statement declared effective and recognized $2,050,795 of penalties as of April 30, 2007, which are reflected as interest expense.

Note F -      ACQUISITION OF INTANGIBLE ASSET

              The Company's wholly-owned subsidiary ANDAPharm paid $790,520 to Lehigh Valley Technologies and assumed costs of $131,099 to acquire the right to license, make and sell the generic form of certain estrogen products. The transaction was effectuated on May 14, 2006. The intangible asset is being amortized over its useful life of 5 years and has a net book value of $844,812 as of April 30, 2007.

Note G -      2006 BRIDGE NOTE FINANCING

              Between October and December 2006, the Company's subsidiary, Kirk, issued to accredited investors short term bridge notes in the principal amount of $700,000, bearing interest ranging from 10% to 20% per annum In connection therewith the Company issued warrants to acquire an aggregate of 466,664 shares of its common stock at initial exercise prices of between $2.00 and $3.00 per share (subject to adjustment in certain circumstances) with exercise periods ranging from three to five years. Of the warrants issued, warrants to acquire 75,000 shares of the Company's common stock are exercisable on a cashless or net issuance basis. Of the notes issued, accrued and unpaid interest at maturity date of a note in the principal amount of $250,000 is convertible into 50,000 shares of common stock of the Company. Notes in the principal amount of $450,000 were

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note G -      2006 BRIDGE NOTE FINANCING (CONTINUED)

              subsequently exchanged for units of the 2007 Private Placement (as discussed in Note H below). The per share weighted value of the warrants to purchase 466,664 shares of common stock at initial exercise prices of between $2.00 and $3.00 per share was between $1.50 and $1.77. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility between 215% and 225%; risk free interest rate between 4.5% and 4.84%; and expected life of between 3 and 5 years.

Note H -      2007 PRIVATE PLACEMENT

              During January and February 2007, the Company completed closings of a private placement ("2007 Private Placement"), whereby the Company sold an aggregate of 1,500,000 units ("Units") to accredited investors. Of the 1,500,000 Units sold, 450,000 Units were exchanged in lieu of repayment of notes issued in the 2006 Bridge Note Financing in the principal amount of $450,000.

              The price per Unit was $1.00 and each Unit consisted of (i) one share of common stock of the Company, par value $0.001 per share (the "Common Stock"); and (ii) a warrant to purchase, at any time prior to the third anniversary following the final closing of the Private Placement, one share of Common Stock at an exercise price of $3.00 per share, subject to adjustment in certain instances. The warrants are also redeemable by the Company where the exercise price exceeds a certain amount. The per share weighted value of the warrants to purchase 1,500,000 shares of common stock at $3.00 per share was between $0.98 and $1.32. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility between 153% and 155%; risk free interest rate of between 4.63% and 4.9%; and expected life of 3 years.

              The subscription agreement requires the Company to file a registration statement, covering the securities sold in the 2007 Private Placement within 30 days of final closing of the 2007 Private Placement and use its best efforts to cause the registration statement to become effective within 90 days of final closing. If the registration statement has not been declared effective within 150 days following final closing, the Company has agreed to pay to the investors liquidated damages, payable in cash or common stock, of 1.5% of the purchase price paid by the investor in the 2007 Private Placement and 1% of the purchase price paid by the investor in the

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note H -      2007 PRIVATE PLACEMENT (CONTINUED)

              2007 Private Placement for each subsequent 30 day period, with the total of the foregoing capped at 9%.

Note I -      CONSULTING AGREEMENTS

              On February 1, 2007, the Company entered into consulting agreements with each of Saggi Capital Corp. and Bridge Ventures, Inc. (each, a "Consultant") for the provision of consulting services (including investor relations and strategic consulting) by the Consultants. Under the consulting agreements, each Consultant is entitled to receive $5,000 per month during the term of the agreement and five-year warrants to acquire 200,000 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $2.00 per share, subject to adjustment in certain circumstances, or on a cashless or net issuance basis. The per share weighted value of the warrants to purchase 400,000 shares of common stock at $2.00 per share is $1.37. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 153%; risk free interest rate of 4.84%; and expected life of 5 years.

Note J -      VCG AGREEMENT

              On February 1, 2007, the Company entered into a consulting agreement (the "VCG Agreement") with VCG & A, Inc. ("VCG") for the provision of consulting services by VCG that include assisting the Company in its capital raising efforts, the development of an overall business strategy and the purchase of an over the counter generic version of Omeprazole (the "Target Product") as well as to assist the Company in ongoing management, sales and marketing support. Under the VCG Agreement, the Company agreed to pay VCG cash fees and royalties based upon the net sales of the Target Product. In addition, VCG is entitled to receive stock options to purchase 300,000 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $1.40. The stock options vested immediately upon execution of the VCG Agreement. The per share weighted value of the options to purchase 300,000 shares of common stock at $1.40 per share is $1.39. The options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 153%; risk free interest rate of 4.84%; and expected life of 5 years.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note K -      STRATEGIC ALLIANCE

              On April 20, 2007, the Company entered into a strategic alliance with Harcharan Singh ("Singh"). In connection with this strategic alliance, the Company and its subsidiary, Kirk, entered into a Consulting Agreement with Singh (the "Consulting Agreement") and Kirk issued to 2133820 Ontario, Inc., an affiliate of Singh, a note in the principal amount of $1,250,000 (the "Singh Note") in exchange for cash equal to such principal amount.

              During the term of the Consulting Agreement, Singh is being retained to provide strategic consulting services to the Company and will participate as an observer of the Company's board meetings. In consideration for these services, Singh is to receive a $10,000 monthly retainer commencing May 31, 2007, was issued 2,000,000 shares of the Company's common stock and warrants to purchase a further 1,000,000 shares of the Company's common stock. In addition, if the Company achieves annual earnings before interest, taxes, depreciation and amortization (EBITA) of at least $20,000,000, then Singh will be entitled to a further grant of 1,000,000 shares of Company's common stock and warrants to purchase 500,000 shares of the Company's common stock. The warrants are exercisable for a period of seven years from the date of grant at an initial exercise price of $2.00, subject to adjustment in certain circumstances, and contain a cashless or net issuance component. The per share weighted value of the warrants to purchase 1,000,000 shares of common stock at $2.00 is $1.19 The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 133%; risk free interest rate of 4.62% and expected life of 7 years.

              The Note, issued in conjunction with the Consulting Agreement, bears interest of 15% per annum with interest payments payable monthly commencing May 1, 2007 and matures on September 12, 2007. The Note is exchangeable into equity of the Company under certain circumstances.

Note L -      PRESIDENT AND COO EMPLOYMENT AGREEMENT

              On April 18, 2007, the Company entered into an employment agreement with David Coffin-Beach, Ph.D. as the Company's President and Chief Operating Officer.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note L -      PRESIDENT AND COO EMPLOYMENT AGREEMENT (CONTINUED)

              According to Coffin-Beach's employment agreement, Mr. Coffin-Beach's employment with the Company is for a three year term ending April 18, 2010 and may be automatically renewed for additional one year periods. Mr. Coffin-Beach is entitled to a base salary of $300,000 per annum and a discretionary year end bonus payable in cash and/or shares of the Company's common stock. In addition, Mr. Coffin-Beach was granted options to acquire an aggregate of 1,500,000 shares of the Company's common stock exercisable for seven years at an initial exercise price of $2.00 per share and vesting annually in three equal installments, with the first installment vesting on April 18, 2008. The per share weighted value of the options to purchase 1,500,000 shares of common stock at $2.00 is $1.19 The options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 133%; risk free interest rate of 4.62%; and expected life of 7 years.

              The Company may also in its discretion grant Mr. Coffin-Beach options pursuant to any eligible equity compensation plan.

              If the Company terminates Mr. Coffin-Beach's employment without cause, Mr. Coffin-Beach's death or Mr. Coffin Beach terminates his employment for good reasons including a change of control event, Mr. Coffin-Beach shall be entitled to the following severance:
              (i) Mr. Coffin-Beach's current base salary for one year plus any accrued bonus prior to termination; and (ii) any earned but unpaid base salary plus any unpaid reimbursable expenses through the date of termination of his employment. In the event that the Company terminates Mr. Coffin-Beach's employment for cause or Mr. Coffin-Beach terminates his employment with the Company without good reason, Mr. Coffin-Beach shall be entitled to any earned but unpaid base salary plus any unpaid reimbursable expenses through the date of termination of his employment.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note M -      SUBSEQUENT EVENTS

              NOSTRUM DISPUTE
              ---------------

              On May 31, 2007, the United States District Court for the Southern District of New York modified its previously issued preliminary injunction and extended it to April 26, 2008 unless, prior to that date, an award issues in the arbitration entitled Synovics Pharmaceuticals, Inc. et al. v. Nostrum Pharmaceuticals, Inc. (the "Arbitration Matter") currently pending before the American Arbitration Association, in which event the Court will entertain requests to extend the injunction pending any appeal from any such award. The injunction applies to Metformin Extended Release formulations. While the Arbitration Matter is pending the Company is free to continue to prosecute the continued development of Metformin, to file with the FDA an application for a site transfer for the manufacture of the approved 500 mg extended release version, and to decide whether to file an Abbreviated New Drug Application (ANDA) for a 750 mg extended release version of the drug. The Court Order requires certain progress reporting conditions of the Company.

              As requested by the Company, the injunction was modified to terminate its application to Alprazolam, Alfuzosin, Paroxetine and Metoprolol Succinate. The modification is consistent with the Company's position in the Arbitration Matter that the Technology Agreement, under which rights to an exclusive license for these and other potential products were provided by Nostrum, should be invalidated and all shares of stock purchased by Nostrum and all monies paid under the agreement should be returned to the Company in light of the underlying facts and Nostrum's misconduct. The hearing in the Arbitration Matter is scheduled to begin on January 21, 2008 before a three-judge arbitration panel.

              ASIA PACIFIC LAWSUIT
              --------------------

              On May 11, 2007, the Company received a summons by Asia Pacific Investment Holdings Limited ("Asia Pacific") and a Notice of Motion seeking an order from the Supreme Court of the State of New York, County of New York granting summary judgment arising from a default by the Company of a Convertible Promissory Note dated April 17, 2006 in the principal amount of $1,500,000. The affidavit which accompanied the Notice stated that the maturity date of the Note has been accelerated as a result of the failure to pay required quarterly installments of interest and that accrued but unpaid interest as of May 4, 2007 was $265,300.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note M -      SUBSEQUENT EVENTS (CONTINUED)

              CEO EMPLOYMENT AGREEMENT
              ------------------------

              On May 17, 2007, the Company executed an Employment Agreement dated as of January 30, 2007 (the "Lane Employment Agreement") with Ronald H. Lane ("Lane"), its Chief Executive Officer, providing for Lane to serve as the Company's Chief Executive Officer through January 30, 2010, renewable for an additional one year unless either the Company or Lane provides written notice of termination at least 60 days prior to the end of the term.

              According to the Lane Employment Agreement, Lane is to receive an annual base salary of $400,000 and, solely at the discretion of the Board, based on his performance and the Company's financial condition and operating results, a bonus payable in cash or shares of the Company's common stock. The Lane Employment Agreement further provides that the Board may grant him options under any equity compensation plan in which he is eligible to participate. The Lane Employment Agreement provides that the Company owes Lane an amount to be mutually agreed by them (the "Deferred Obligation").

              The Lane Employment Agreement provides that if Lane's employment by the Company is terminated without cause, by his death, or by Lane for good reason which includes a change of control, Lane will be entitled in addition to unpaid salary through the date of termination, payment of the Deferred Obligation and a severance amount of all or a portion (not less than one-half) of his base salary for one year based on the number of completed years of service under the Lane Employment Agreement.

              OMEPRAZOLE LICENSE
              ------------------

              On May 1, 2007, the Company's subsidiary, Synovics Laboratories, Inc ("Synovics Labs") entered into a License and Supply Agreement dated as of April 11, 2007 with Fluid Air Inc. doing business as PharmPro ("FAI") for the development and commercialization of the over the counter generic version of Omeprazole (the "License Agreement"). According to the License Agreement, FAI granted Synovics Labs, under FAI's patent rights, an exclusive worldwide license to develop, commercialize and sublicense capsules containing the generic version of over the counter Omeprazole (the "Drug Product"). FAI will be responsible for developing the Drug Product in accordance with the Drug Product development plan

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note M -      SUBSEQUENT EVENTS (CONTINUED)

              while Synovics Labs will be responsible for research and development activities and will file in registrant's name, the appropriate regulatory filings with FAI being responsible for the chemistry, manufacturing and controls review portion of such filings. Once developed and necessary regulatory approvals have been obtained, Synovics Labs will be responsible for promoting, marketing and distributing the Drug Product supplied exclusively by FAI.

              As partial consideration for the rights granted, Synovics Labs paid FAI a license fee of $500,000 with further payments due upon the completion of certain milestones. Commencing upon the first commercial sale of the Drug Product, the registrant is also required to pay to FAI royalties on the net product sales of the Drug Product until the later of (i) the expiration of the last to expire FAI patent rights covering the Drug Product; and (ii) ten years from the first commercial sale of the Drug Product. Unless terminated sooner for cause, the License Agreement will expire on a country by country basis on the expiration of Synovics Labs' obligation to make royalty payments with respect to such country.

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

BUSINESS OVERVIEW

        Synovics Pharmaceuticals, Inc. is a specialty pharmaceutical company with three operating subsidiaries, Synovics Labs, Kirk and ANDAPharm.

        Until recently, the Company's principal focus was on the development of oral controlled-release drug formulations utilizing proprietary drug formulations and delivery technologies under license from Nostrum.

        During the course of the previous twelve months, this focus has gradually shifted as a result of the combination of three main developments. First, the Company's evolving dispute with Nostrum which began towards the end of 2006, has, among other things, become a drain on the Company's resources. Second, in May 2006, the Company acquired Kirk and ANDAPharm which develop, market and sell private label Over-the-Counter ("OTC") and generic prescription drugs. This immediately transformed the Company from a pharmaceutical product development company to a fully operational developer, manufacturer and marketer of approximately 30 drug products and with a staff of over one hundred employees. Third, most recently in April, 2007, the Company established a strategic alliance with Harcharan Singh, an industry veteran with a proven track record, which is principally designed to assist the Company in sourcing low cost active pharmaceutical ingredients and finished products in India and provide access to drug candidates developed in India and China.

        As a result of the confluence of these events, the Company is actively pursuing four principal objectives:

        o the continuation in the increasing of Kirk's operating efficiencies;

        o the implementation of an India "front end" strategy of sourcing low cost active pharmaceutical ingredients and finished products from India as well as the accessing of FDA approved ANDA's from Indian pharmaceutical companies that do not have a U.S. presence, the goal being to produce high margin products with shorter time-to-market spans;

        o the hiring of new management to support and implement the Company's growth strategy; and

        o the identification and development of new product candidates through ANDAPharm and Synovics Labs.

        During the Company's fiscal quarter ended April 30, 2007, the Company began to see the initial of the realization of these objectives. The Company has seen the start of acceleration in the monthly revenue and positive cash flow of Kirk. The Company strategically aligned itself with Harcharan Singh to implement the India "front end strategy", the Company hired industry veteran, David Coffin-Beach, Ph.D., as its new President and Chief Operating Officer, the Company entered into a binding letter of intent for the development and commercialization of an OTC generic version of Omeprazole, the Company continued its ongoing process of formalizing Kirk and ANDAPharm's operational procedures and the Company entered into a consulting agreement with VCG&A, Inc., to provide it with relationship driven market access to enhance Kirk and ANDAPharm's product penetration and sales.

        Nevertheless, the Company has a working capital deficiency and requires capital to sustain its operations and the Company anticipates an ongoing period of losses and negative cash flows while the Nostrum dispute persists, interest continues to accrue on the Company's indebtedness, penalties continue to accrue for failure of the Company's registration statement to go effective and expenses attributed to warrants continue to grow.

        Accordingly, future operating results will depend largely on the Company's ability to achieve the following:

        o debt and equity financing to support the Company's immediate cash flow needs, including the servicing of its debt;

        o successful implementation of improvements and method changes in the operations at Kirk to increase output and revenues;

        o successful implementation of the India "front end" product acquisition and marketing strategy to increase revenues and improve margins;

        o successful resolution of the Company's dispute with Nostrum and related parties, including the recent Asia Pacific lawsuit;

        o successful development and testing of product candidates and receipt and maintenance of required regulatory approvals; and

        o       continued attraction of high quality industry professionals.


RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2007 COMPARED WITH THREE MONTHS ENDED APRIL 30,
2006.

        Consolidated gross revenues for the quarter ended April 30, 2007 were $5,713,761 compared to $475 for the same quarter in 2006. This increase in revenue represents sales from the Company's subsidiaries, Kirk and ANDAPharm which were acquired in May 2006. Kirk's four largest customers represented approximately 68% of the sales for the period. Although the Company believes Kirk has good working relationships with each of these customers, Kirk is working to further relationships with these and other entities in order to broaden its sales base.

        Sales of products containing pseudoephedrine, ephedrine and/or guaifenesen accounted for approximately 72% of sales. These products have come under increasing government regulation due to the concern of these products in the production of methamphetamine.

        Cost of revenues for the three month period ended April 30, 2007 was $4,121,421 compared to $79 for the three month period ended January 31, 2006. This increase in cost of revenue represents the costs associated with the sales from OTC products of Kirk and from the generic prescription drug product of ANDAPharm.

        Research and development expenses for the three month period ended April 30, 2007 was $278,363 compared to $163,639 for the three month period ended April 30, 2006. This increase is due primarily to research and development activities at Kirk and ANDAPharm. The research and development expenses are in line with historical norms of Kirk and ANDAPharm, and contain no significant, unusual expenses. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

        Selling, general, and administrative expenses for the three month period ended April 30, 2007 was $6,460,217 as compared to $638,619 for the three month period ended April 30, 2006. This increase is due primarily to operating activities associated with Kirk and ANDAPharm and an increase in salaries, consulting, travel, accounting and legal expenses. The operating expenses are in line with historical norms of Kirk and ANDAPharm, and contain no significant, unusual expenses.

        The net loss of $6,772,301, or $.26 per share, for the three month period ended April 30, 2007 as compared to $2,252,625 or $.10 per share for the three month period ended April 30, 2006 was due primarily to cash to support operations, interest accruing on the Company's indebtedness, penalties accruing for failure of its registration statement to become effective, expenses attributed to warrants and mounting legal fees. The Company expects cumulative losses to continue for the foreseeable future.

SIX MONTHS ENDED APRIL 30, 2007 COMPARED WITH SIX MONTHS ENDED APRIL 30, 2006.

        Consolidated gross revenues for the six months ended April 30, 2007 were $11,257,660 compared to $2,115 for the same quarter in 2006. This increase in revenue represents sales of the Company's subsidiaries, Kirk and ANDAPharm which were acquired by the Company in May 2006. Kirk's four largest customers represented approximately 66% of the sales for the period. Although the Company believes Kirk has good working relationships with each of these customers, Kirk is working to further relationships with these and other entities in order to broaden its sales base.

        Sales of products containing pseudoephedrine, ephedrine and/or guaifenesen accounted for approximately 71% of sales. These products have come under increasing government regulation due to the concern of these products in the production of methamphetamine.

        Cost of revenues for the six month period ended April 30, 2007 was $8,183,525 compared to $335 for the six month period ended April 31, 2006. This increase in cost of revenue represents the costs associated with the sales from OTC products of Kirk and from the generic prescription drug products of ANDAPharm.

        Research and development expenses for the six month period ended
April 30, 2007 was $533,363 compared to $324,487 for the six month period ended April 30, 2006. This increase is due primarily to research and development activities at Kirk and ANDAPharm. The research and development expenses are in line with historical norms of Kirk and ANDAPharm, and contain no significant, unusual expenses. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

        Selling, general, and administrative expenses for the six month period ended April 30, 2007 was $8,138,829 as compared to $1,381,450 for the six month period ended April 30, 2006. This increase is due primarily to operating activities associated with Kirk and ANDAPharm and an increase in salaries, consulting, travel, accounting and legal expenses. The operating expenses are in line with historical norms of Kirk and ANDAPharm, and contain no significant, unusual expenses.

        The net loss of $9,145,698, or $.34 per share, for the six month period ended April 30, 2007 as compared to $3,451,129 or $.16 per share for the six month period ended April 30, 2006 was due primarily to cash to support operations, interest accruing on the Company's indebtedness, penalties accruing for failure of its registration statement to become effective, expenses attributed to warrants and mounting legal fees. The Company expects cumulative losses to continue for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

        To date, the Company's operations have not generated sufficient cash to satisfy the Company's operating capital needs. The Company has financed its operations primarily through the sale of its common stock, warrants and debt by means of private placements. The Company had a working capital deficit of $8,856,609 at April 30, 2007 as compared with a working capital deficit of $5,359,942 at April 31, 2006. As of April 30, 2007 the Company had cash and cash equivalents of $2,983,885 as compared with $1,144,448 at April 30, 2006.

        Net cash used in operating activities during the six month period ended April 30, 2007 was ($915,446). This resulted from the Company's net loss of $9,145,697 offset by non-cash charges for issuance of stock-based compensation and interest expense. The Company has generally incurred negative cash flows from operations since inception, which will continue due to the Company's short term and long term debt obligations, need for working capital to sustain operations, penalties accruing on its registration statement, expenses attributed to warrants and mounting legal expenses.

        Net cash used in investing activities during the three month period ended April 30, 2007 was ($688,483), primarily from the purchase of equipment.

        Net cash provided by financing activities during the six month period ended April 30, 2007 was $2,192,377 which resulted from the net proceeds from the issuance of notes and warrants in the 2006 Bridge Note Financing and the sale of units of the Company's common stock and warrants in the 2007 Private Placement.

        The Company did not enter into any material capital expenditure agreements, nor did it engage in any off balance sheet financing during the reporting period.

        The  Company's   auditors  have   expressed  in  their  audit  report  a
qualification as to the Company's ability to continue as a going concern. See Note A of the Notes to the Consolidated Financial Statements.

        The Company is currently delinquent in its obligation to bring current principal and interest payments of certain notes issued in the 2005 Bridge Note Financing and the 2006 Bridge Note Financing. One of the note holders, Asia Pacific Investment Holdings Limited, has commenced a lawsuit against the Company as more fully described below in Part II, Item I. The Company has undertaken a capital raising effort to address this however there is no assurance that the Company will be successful in this effort or that none of the other note holders will file an action against the Company for default.

        All trends, demands, commitments, events and uncertainties resulting in a material increase or decrease in liquidity have been reported. All internal and external sources of liquidity have been identified, and all material commitments of capital expenditures as of the end of the quarter have been identified.

FUTURE CAPITAL REQUIREMENTS

        Based on the Company's current operating plan, the Company believes it will have to increase its capital resources to meet its debt and penalty obligations, mounting legal expenses from its dispute with Nostrum and Asia Pacific and operating and product development plan through the fourth quarter of 2007. The Company plans to continue its efforts to raise financing through the issuance of additional debt or equity financing. The Company can provide no assurance that additional debt or equity funding will be obtained. The Company also intends to further explore strategic alliances and licensing agreements with other pharmaceutical companies to generate revenues, but can give no assurance that any of these efforts will be successful or meet expectations.

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

ITEM 4.       CONTROLS AND PROCEDURES.

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision of its Chief Executive Officer and Chief Financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective to ensure that information required to be disclosed by it in the reports filed or submitted by it under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding whether or not disclosure is required. The Company is taking steps to remedy this deficiency through a combination of increased documentation, increasing the accounting staff, engaging independent auditors to provide it with accounting advice and implementing internal procedures including the distribution of documents. These deficiencies are being reported to the Board of Directors and the Company intends to improve and strengthen its controls and procedures.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

        NOSTRUM DISPUTE
        ---------------

        As previously reported in the Company's Current Reports on Form 8K dated November 3, 2006, December 6, 2006, February 20, 2007 and May 31, 2007 and the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2007, the Company is involved in a legal dispute with Nostrum Pharmaceuticals, Inc. ("Nostrum"), the entity from whom the Company acquired what was previously its primary technology under development.

        Nostrum owns approximately 40% of the Company's outstanding stock and as disclosed in that certain Schedule 13D, Amendment No. 6, dated January 3, 2007, Nirmal V. Mulye, Ph. D. ("Mulye"), beneficially owns all the outstanding stock of Nostrum. In addition, Mulye resigned from his positions with the Company as a Director in September 2006 and as Chief Scientific Officer in January 2007. Each of Mulye and Nostrum is a guarantor of the Company's obligations under a Credit Agreement, dated as of May 22, 2006 between the Company and the Bank of India for a credit facility of up to $10,500,000.

        The Company's rights to Nostrum's technology arise out of two principal agreements, a Technology License Agreement and ANDA Ownership Transfer and Product License Agreement. The Technology License Agreement between the Company and Nostrum dated as of March 16, 2005, as amended (the "Technology Agreement") grants the Company an exclusive license under Nostrum's oral controlled release proprietary technology to develop, make and sell exclusively and worldwide, ten generic and ten 505(b)(2) drugs (improved formulations of previously approved drugs), which drugs are to be designated by the Company. The ANDA Ownership Transfer and Product License Agreement between the Company's subsidiary, Synovics Laboratories, Inc. ("Synovics Labs") and Nostrum dated May 17, 2006 (the "ANDA Agreement") transferred ownership of an abbreviated new drug application ("ANDA") to an AB rated, generic 500mg equivalent (Metformin ER) of the branded product Glucophage-XR (the "Metformin Drug") and additionally grants the Company an exclusive license under Nostrum's oral controlled release proprietary technology to develop, make and sell the Metformin Drug and an additional strength version of the Metformin Drug in the United States.

        To date, the Company designated four drugs for development namely Alprazolam, Alfuzosin, Paroxetine and Metoprolol Succinate (formerly known as SNG1001a, SNG1002a, SNG1003a,b,c and SNG1004a,b,c., respectively) and intended to invest the majority of its resources in the development and commercialization of these and other drugs to be designated under the Technology Agreement during the next few years.

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

        On May 31, 2007, the United States District Court for the Southern District of New York modified its previously issued preliminary injunction and extended it to April 26, 2008 unless, prior to that date, an award issues in the arbitration entitled SYNOVICS PHARMACEUTICALS, INC. ET AL. V. NOSTRUM PHARMACEUTICALS, INC. currently pending before the American Arbitration Association, in which event the Court will entertain requests to extend the injunction pending any appeal from any such award. The injunction applies to Metformin Extended Release formulations. While the arbitration is pending the Company is free to continue to prosecute the continued development of Metformin, to file with the FDA an application for a site transfer for the manufacture of the approved 500 mg extended release version, and to decide whether to file an Abbreviated New Drug Application (ANDA) for a 750 mg extended release version of the drug. The Court Order requires certain progress reporting conditions of the Company.

        As requested by the Company, the injunction was modified to terminate its application to Alprazolam, Alfuzosin, Paroxetine and Metoprolol Succinate. The modification is consistent with the Company's position in the arbitration that the Technology Agreement, under which rights to an exclusive license for these and other potential products were provided by Nostrum, should be invalidated and all shares of stock purchased by Nostrum and all monies paid under the agreement should be returned to the Company in light of the underlying facts and Nostrum's misconduct. The hearing in the arbitration is scheduled to begin on January 21, 2008 before a three-judge arbitration panel.

        As previously reported in Company's Current Report on Form 8K dated March 2, 2007, the Company commenced a separate lawsuit in the United States District Court for the District of New Jersey against Mulye, Anil Anand ("Anand") and Nostrum. As part of the lawsuit, the Company alleges that Mulye introduced Anand to the registrant without disclosing the background of Anand, a confessed felon in a $700 million bank fraud. In the action, the Company alleges, among other things, that (i) Mulye breached fiduciary duties and usurped corporate opportunities as a member of the Board and Chief Scientific Officer and that Anand and Nostrum aided and abetted Mulye in such actions, (ii) Mulye, Anand and Nostrum tortiously interfered with prospective contractual relationships of the Company, (iii) Mulye fraudulently induced the Company to enter into certain financial transactions, and (iv) Mulye, Anand and Nostrum conspired to breach fiduciary duties and steal valuable corporate opportunities. The Company has requested a jury trial and seeks compensatory and punitive damages and a constructive trust over corporate opportunities usurped from the Company. A trial date has not yet been scheduled in the action.

        The Company intends to pursue vigorously and aggressively all further avenues necessary and remedies available to protect and enforce any and all rights it has in disputes relating to either the Technology Agreement, the ANDA Agreement or the action against Mulye, Anand and Nostrum. However, the Company cannot make any representations as to when the disputes with Mulye, Anand and Nostrum will be resolved and the effect such resolution, if any, and the resignation of Mulye as Chief Scientific Officer will have on the Company's technology plans.

        BRECKENRIDGE
        ------------

        As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2007, on December 15, 2005, Breckenridge Pharmaceutical, Inc. ("Breckenridge") commenced an action against ANDApharm and its former controlling person John S. Copanos in the Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. The complaint alleged that ANDApharm breached a distribution contract with Breckenridge, misappropriated Breckenridge's trade secrets and sought an injunction against ANDApharm. On May 3, 2007, the action was dismissed with prejudice with each party bearing its own attorneys fees and costs.

        ASIA PACIFIC
        ------------

        As previously reported in the Company's Current Report on Form 8-K dated May 11, 2007, on May 11, 2007, the Company received a summons by Asia Pacific Investment Holdings Limited and a Notice of Motion seeking an order from the Supreme Court of the State of New York, County of New York granting summary judgment arising from a default by the Company of a Convertible Promissory Note dated April 17, 2006 in the principal amount of $1,500,000. The affidavit which accompanied the Notice stated that the maturity date of the Note has been accelerated as a result of the failure to pay required quarterly installments of interest and that accrued but unpaid interest as of May 4, 2007 was $265,300.

ITEM 1A.      RISK FACTORS.

        The Company has had no material changes to its risk factors as previously disclosed in its Form 10-K for the year ended October 31, 2006 filed with the Securities and Exchange Commission on January 30, 2007.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None that were not previously disclosed in Form 8K filings during the previous quarter ended April 30, 2007.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

        Between October 2005 and April 2006, the Company issued convertible bridge notes bearing interest at a rate of 9% per annum as part of its 2005 Bridge Note Financing. As of the date of this filing, the Company is delinquent in its payment of the principal and interest to certain holders of the notes issued in the 2005 Bridge Note Financing in the amount of $5,481,251, which indebtedness exceeds 5% of the Company's total assets.

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


                                               SYNOVICS PHARMACEUTICALS, INC.
                                               (Company)



Date:  June 18, 2007
                                               By: /s/ Ronald H. Lane
                                                   -----------------------------
                                                   Ronald H. Lane
                                                   (Chief Executive Officer, and
                                                   Principal Financial Officer)