Form 10-Q
period 2007-07-31
Synovics Pharmaceuticals
filed 2007-09-19
CIK 1030839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JULY 31, 2007

                                       or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE OF SECURITIES EXCHANGE
                                   ACT OF 1934

For the transition period from ______________________ to _______________________


                         Commission File Number: 0-22011

                         SYNOVICS PHARMACEUTICALS, INC.
               (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)


    NEVADA                                                       86-0760991
    ------                                                      -----------
(STATE OR OTHER JURISDICTION OF                               I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NUMBER

2575 E. CAMELBACK RD., SUITE 450 PHOENIX, ARIZONA                  85016
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


                                  602-508-0112
                (COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

As of September 15, 2007 there were 29,714,630 shares of common stock outstanding.

                         SYNOVICS PHARMACEUTICALS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                            PAGE
PART I -  FINANCIAL INFORMATION

ITEM I.   Financial Statements.

                                (UNAUDITED)
          Condensed Consolidated Balance Sheets                                3
          Condensed Consolidated Statements of Operations                      4
          Condensed Consolidated Statements of Cash Flows                      5
          Notes to Condensed Consolidated Financial Statements                 6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          14

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.         17

ITEM 4.   Controls and Procedures.                                            17

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.                                                  18

ITEM 1A.  Risk Factors.                                                       19

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.        19

ITEM 3.   Defaults upon Senior Securities.                                    19

ITEM 4.   Submission of Matters to a Vote of Security Holders.                20

ITEM 5.   Other Information.                                                  20

ITEM 6.   Exhibits.                                                           20

SIGNATURES                                                                    21

                 SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              JULY 31,      OCTOBER 31,
                                                                2007            2006
                                                            ------------   -------------
                                                            (Unaudited)    (Derived from
                                                                               audited
ASSETS                                                                        financial
                                                                             statements)

CURRENT ASSETS:
  Cash and cash equivalents                                 $  2,546,110    $  2,393,437
  Accounts receivable, net                                     3,609,609       2,037,860
  Other Receivables                                              121,372         509,241
  Inventory                                                    2,093,728       2,376,480
  Prepaid expenses                                               577,564         413,429
                                                            ------------    ------------

         Total Current Assets                                  8,948,383       7,730,447
                                                            ------------    ------------

PROPERTY - Net of accumulated depreciation of $378,957
  and $163,303, respectively                                   2,262,306       1,642,282
                                                            ------------    ------------

OTHER ASSETS:
  Deposits on Kirk Bldg. and security deposits                    87,548         379,622
  Goodwill                                                    11,447,698      11,447,698
  Deferred financing and Warrant fees                          3,580,552       1,967,937
  Intangible assets  - net of accumulated amortization of
      $573,735 and $343,113, respectively                      1,600,849      15,714,664
                                                            ------------    ------------

         Total Other Assets                                   16,716,647      29,509,921
                                                            ------------    ------------

TOTAL ASSETS                                                $ 27,927,336    $ 38,882,650
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                          $  4,395,528    $  3,226,664
  Accrued expenses                                             2,744,119       1,970,277
  Current portion of notes payable                             3,840,000       2,180,929
  Convertible bridge notes                                     6,865,107       3,906,118
  Current portion of capital lease obligations                    54,676          71,227
  Accrued interest                                             4,201,111       1,735,174
                                                            ------------    ------------

         Total current liabilities                            22,100,541      13,090,389
                                                            ------------    ------------

LONG-TERM LIABILITIES:
  Deferred revenue                                               847,335         980,363
  Notes payable, net of current maturities                     9,250,000      11,500,000
  Capital lease obligations, net of current portion              131,022         208,411
                                                            ------------    ------------

         Total Liabilities                                    32,328,898      25,779,163
                                                            ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value - authorized,
    5,000,000 shares; 591,850 and 591,850 issued
    and outstanding, respectively (liquidation
    preference of $798,998)                                      798,998         798,998
  Common stock - $.001 par value - authorized,
    45,000,000 shares; 29,902,575 and 26,044,630
    issued and outstanding, respectively                          29,714          26,044
  Additional paid-in capital                                  71,013,635      61,876,506
  Warrants                                                     4,892,997       4,139,972
  Accumulated deficit                                        (70,034,496)    (53,403,233)
                                                            ------------    ------------
                                                               6,700,848      13,438,287
Subscription receivable                                         (150,000)       (150,000)
Common Stock in Treasury                                     (10,952,410)       (184,800)
                                                            ------------    ------------
         Total stockholders' equity                           (4,401,562)     13,103,487
                                                            ------------    ------------

TOTAL LIAILITIES AND STOCKHOLDERS' EQUITY                   $ 27,927,336    $ 38,882,650
                                                            ============    ============

See notes to the consolidated financial statements.

                 SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                              -------------------------------       -------------------------------
                                                                JULY 31,           JULY 31,            JULY 31,           JULY 31,
                                                                  2007              2006                2007                2006
                                                              ------------       ------------       ------------       ------------

REVENUES, net                                                 $  6,881,212       $  5,354,000       $ 18,138,872       $  5,356,115

COST OF REVENUES                                                 4,295,639          3,886,668         12,479,164          3,887,003
                                                              ------------       ------------       ------------       ------------

         GROSS PROFIT                                            2,585,573          1,467,332          5,659,708          1,469,112

OPERATING EXPENSES
  Research and development                                         316,200            570,942            849,563            895,429
  Selling, general, and administrative                           4,456,732          1,445,511         12,594,400          2,826,986
                                                              ------------       ------------       ------------       ------------
         Total expenses                                          4,772,932          2,016,453         13,443,963          3,722,415
                                                              ------------       ------------       ------------       ------------

         LOSS FROM OPERATIONS                                   (2,187,359)          (549,121)        (7,784,255)        (2,253,303)
                                                              ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSES):
  Gain on debt forgiveness                                              --             31,017                 --             31,017
  Impairment loss                                               (3,962,390)                --         (3,962,390)                --
  Other income                                                     143,572                 --            143,572            140,000
  Interest expense, net                                         (1,479,442)        (1,013,395)        (5,027,081)        (1,858,249)
                                                              ------------       ------------       ------------       ------------

         Total other (expenses) income                          (5,298,260)          (982,378)        (8,845,899)        (1,687,232)
                                                              ------------       ------------       ------------       ------------
Loss

NET LOSS BEFORE PROVISION FOR
  INCOME TAX                                                    (7,485,619)        (1,531,499)       (16,630,154)        (3,940,535)

PROVISION FOR INCOME TAXES                                              --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------

  LOSS FROM CONTINUING OPERATIONS                               (7,485,619)        (1,531,499)       (16,630,154)        (3,940,535)
  LOSS FROM DISCONTINUED OPERATIONS
    Equity in the loss in InCon Processing, LLC                         --                 --                 --         (1,042,119)
                                                              ------------       ------------       ------------       ------------

NET LOSS                                                      $ (7,485,619)      $ (1,531,499)      $(16,630,154)      $ (4,982,654)
                                                              ============       ============       ============       ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
  FROM CONTINUING OPERATIONS                                  $      (0.25)      $      (0.06)      $      (0.60)      $      (0.17)
                                                                        --                 --                 --              (0.04)
                                                              ------------       ------------       ------------       ------------

NET LOSS PER SHARE                                            $      (0.25)      $      (0.06)      $      (0.60)      $      (0.21)
                                                              ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                   29,661,257         25,276,999         27,921,065         23,556,323
                                                              ============       ============       ============       ============

See notes to the consolidated financial statements.

                SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     NINE MONTHS END JULY 31,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------
OPERATING ACTIVITIES:
Net loss                                           $(16,630,154)   $ (4,982,654)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Impairment of long lived assets                     3,692,390               0

  Depreciation and amortization                         369,469          26,570
  Equity in the loss of joint venture                        --       1,042,119

  Stock based compensation                            4,908,443              --
  Amortization of financing costs                     2,036,930       1,094,216

  Changes in operating assets and liabilities:

     Accounts receivable                             (1,693,121)        748,525

     Inventory                                          282,752        (418,280)

     Prepaids and other current assets                  345,106            (664)

     Security Deposits and other assets                  42,074         (49,338)
     Accounts payable                                 1,168,864      (2,028,162)

     Accrued interest                                 2,465,937              --
     Accrued liabilities                              1,081,790       1,382,452

     Deferred Revenues                                 (133,028)             --
                                                   ------------    ------------
Net cash used in operating activities                (2,062,548)     (3,185,216)
                                                   ------------    ------------

INVESTING ACTIVITIES:
   Acquisition of intangible assests                   (250,000)     (1,145,000)

   Purchases of equipment                              (835,678)       (167,021)
   Acquisition activities and Deferred fees                  --      (8,800,000)
                                                   ------------    ------------
Net cash used in investing activities                (1,085,678)    (10,112,021)
                                                   ------------    ------------

FINANCING ACTIVITIES:
   Issuance of common stock                           1,354,839       5,640,000
   Proceeds from issuance of notes payable            2,790,000      12,359,362
   Payments on notes payable                           (750,000)       (341,783)
   Payment of capital lease obligations                 (93,940)       (270,422)
                                                   ------------    ------------

Net cash provided by financing activities             3,300,899      17,387,157
                                                   ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                        152,673       4,089,920

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        2,393,437         128,819
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $  2,546,110    $  4,218,739
                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
  Settlement of debt through issuance
    of common stock                                $          0    $  2,394,000
                                                   ============    ============

See notes to the consolidated financial statements.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited Condensed Consolidated Financial Statements of Synovics Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three month period and nine month period ended July 31, 2007 and July 31, 2006 are not necessarily indicative of the operating results that may be achieved for the entire year ending October 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended October 31, 2006. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred accumulated operating losses of $70,034,496 through July 31, 2007 which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the Company's inability to generate gross profits and positive cash flows from operations indicate that the Company may not be able to continue as a going concern for a reasonable period of time.

         PRINCIPLES OF CONSOLIDATION
         ---------------------------
         The condensed consolidated financial statements include the accounts of Synovics Pharmaceuticals, Inc. and its wholly owned subsidiaries, including, Kirk Pharmaceuticals, LLC, Kirk Pharmaceuticals, Inc., AndaPharm, LLC and Synovics Laboratories, Inc. All significant inter-company transactions have been eliminated in consolidation.

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

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         -----------------------------------------
         In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its consolidated financial condition, results of operations or cash flows.

         In September 2006, the FASB issued FASB Statement No. 157 "Fair Value Measurements" ("FASB No. 157") which relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The provisions of FASB No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect this statement to have a material effect on its consolidated financial condition, results of operations or cash flows upon adoption.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         In September 2006, the SEC issued Staff Accounting Bulletin 108, "Considering The Effects Of Prior Year Misstatements When Quantifying Misstatements In Current Year Financial Statements", which provides guidance regarding the process of quantifying financial statements misstatements for the purpose of materiality assessment. The provisions are effective for fiscal years ending on or after November 15, 2006. This bulletin did not have a material effect on its consolidated financial condition, results of operations or cash flows upon adoption.

         In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115",("FASB No. 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. FASB No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FASB No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FASB No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. FASB No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements, included in FASB Statements No. 157, "Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments." FASB No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company has not yet completed its assessment of the impact upon adoption of FASB No. 159 on its consolidated financial condition, results of operations or cash flows.

NOTE B - NET LOSS PER COMMON SHARE

         Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the presented periods. Diluted net loss per share has not been presented as it was anti-dilutive. Options and warrants are excluded from the diluted net loss per share calculation, as they are anti-dilutive.

NOTE C - TERMINATION OF TECHNOLOGY LICENSE AGREEMENTS

         The Company and its subsidiary Synovics Laboratories, Inc. ("Synovics Labs"), have been involved in a legal dispute with Nostrum Pharmaceuticals, Inc. ("Nostrum") and Nirmal Mulye, Ph.D. ("Mulye"). As disclosed in the Company's previous periodic reports, these parties were among the parties to pending actions and proceedings before the federal District Court of the Southern District of New York and the District of New Jersey as well as arbitration before the American Arbitration Association.

         On July 31, 2007, the Company together with its subsidiary Synovics Labs entered into a settlement agreement with all parties to the various actions. Under the terms of the settlement agreement, all pending actions and proceedings between the parties were dismissed with prejudice, the parties mutually released one another and all pre-settlement agreements were terminated, including the Technology License Agreement between the Company and Nostrum and the ANDA Ownership Transfer and Product License Agreement ("ANDA Agreement") between Synovics Labs and Nostrum. In connection with the termination of the ANDA Agreement, the Company and Synovics Labs assigned to Nostrum the Abbreviated New Drug Application for the Metformin Extended Release 500mg.

         As part of the settlement, 10,661,000 shares of common stock of the Company that are owned by Nostrum have been placed in escrow pursuant to a separate escrow agreement (the "Escrow Shares"). If the guarantees of Mulye and Nostrum to the Bank of India ("BOI") in connection with the Company's credit facility with BOI are extinguished in full or in part by May 1, 2008, the Escrow Shares will be released to Synovics in an amount proportionate to the amount by which the guarantees have been extinguished. If by May 1, 2008 any Escrow Shares have not been released to the Company or if the Company defaults on its credit facility with BOI and such default remains uncured for more than sixty days, any remaining Escrow Shares will be released to Nostrum. If the Escrow Shares are released to Nostrum and during the escrow period the Company issues additional shares of common stock or common stock equivalents to cause the Escrow Shares to represent less than 32% of the outstanding shares of the Company on a fully diluted basis, then the Company is required to issue to Nostrum additional shares of common stock so that the Escrow Shares together with the additional shares constitute 32% of the outstanding shares of the Company on a fully diluted basis. Such additional shares will be reduced proportionately if any of the Escrow Shares are released to Synovics during the escrow period. The current amount of the outstanding principal loan balance with BOI is $9,750,000. Subsequently, this loan has been paid down to a balance of $7,450,000.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - TERMINATION OF TECHNOLOGY LICENSE AGREEMENTS (CONTINUED)

         As a result of the settlement, the Company has written off $14,460,000 which had been included in intangible assets on the balance sheet. In this connection, a charge of $3,692,390 has been recognized in the current income statement. The shares that have been placed in escrow are being treated as treasury stock. The fair value of the shares included in treasury stock at July 31, 2007 was $10,767,610. The Company believes that it is probable that the guarantee to the BOI by Nostrum and Mulye will be extinguished in full. In the event that any shares are returned to Nostrum and Mulye from escrow, the Company may recognize an additional charge at that time.

NOTE D - BRIDGE NOTE FINANCINGS

         In 2005, 2006 and 2007, the Company issued convertible Bridge notes. The current value of these notes included in the accompanying balance sheet is $ $6,865,107.

         2005 BRIDGE NOTES
         -----------------
         In October 2005, the Company issued convertible bridge notes ("2005 Bridge Notes") in the aggregate principal amount of $4,845,000. The 2005 Bridge Notes initially had a maturity date of 18 months from the date of issuance. In connection with the issuance of the 2005 Bridge Notes, the Company also issued detachable stock purchase warrants to purchase 807,493 shares of common stock at $4.00 per share. The warrants expire three years from the date of issuance. Based on the relative fair values, the Company attributed $1,429,540 of the total proceeds to the warrants and recorded the warrants as additional paid-in capital and discount to the 2005 Bridge Notes. The resulting discount on the 2005 Bridge Notes is being amortized over the term of the 2005 Bridge Notes as interest expense. The per share weighted value of the warrants to purchase 807,493 shares of common stock at $4.00 per share is $4.47. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of between 198% and 550%; risk free interest rate of 4.9%; and expected life of three years. In connection with the issuance of the 2005 Bridge Notes, the Company paid a cash commission of $301,050 to Indigo Securities, LLC and issued to it three year warrants to purchase 500,000 shares of Common Stock at $5.00 per share and 75,263 at $4.00 per share for its role as placement agent of a portion of the 2005 Bridge Notes sold. The per share weighted value of the warrants to purchase the combined total of 575,263 shares of common stock is $4.87. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 198%; risk free interest rate of 4.9%; and expected life of three years. As a result of the consummation of the acquisition of Kirk Pharmaceuticals, LLC ("Kirk") and ANDAPharm LLC "ANDAPharm"), the 2005 Bridge Notes were revised (the "Revised Notes"). The Revised Notes mature on April 3, 2009 and constitute unsecured indebtedness of the Company. Of the $4,845,000, $2,150,000 aggregate principal amount converted to the Revised Notes. Of the remaining $2,695,000 aggregate principal amount of 2005 Bridge Notes, $300,000 was repaid on July 6, 2006 and an aggregate principal amount of $2,395,000 and all accrued and unpaid interest thereon matured and became payable on September 1, 2006.

         The Company did not repay any amounts due to the holders of 2005 Bridge Notes on September 1, 2006 and requested that the holders agree to extend the maturity date to November 1, 2006. In exchange, the Company offered to increase the interest rate on the outstanding principal amount to 18% per annum for the period of such extension, as well as to reduce the exercise price of the warrants issued with the sale of the 2005 Bridge Notes to $2.50 per share. The Company also did not repay back the principal to holders of the 2005 Bridge Notes on November 1, 2006 and has not paid the accrued interest due to the holders of the Revised Notes and 2005 Bridge Notes. The Company is accruing the aforementioned 18% default interest retroactively to the date of issuance of the notes on the unpaid principal. As of July 31, 2007, the outstanding 2005 Bridge Notes and Revised Notes in the aggregate principal amount of $4,479,107 have accrued interest of $1,083,715.

         On March 6, 2007, the Company concluded the renegotiation of the terms of one of the 2005 Bridge Notes in the principal amount of $100,000 was extended to May 31, 2007 and the Note became exchangeable in certain instances by both the Company and note holder for shares of common stock of the Company. As of July 31, 2007, $65,832 of the note was exchanged for 95,000 shares of the Company's common stock.

         The Company has entered into a registration rights agreement in connection with the sale of 2005 Bridge Notes. The agreement provides that the Company file a registration statement with the SEC that covers the resale of 125% of the registerable securities (the shares issuable upon conversion at the initial current conversion price and upon exercise of related warrants at the initial exercise price) (the "Mandatory Registration Statement"). According to the registration rights agreement, if the Mandatory Registration Statement has not been declared or ordered effective within one hundred twenty

         (120) days after the closing of the offering, the Company is to pay each investor a fee equal to 1% of the purchase price paid by such investor for the securities purchased plus the aggregate exercise price of the warrants and the placement agent warrants for the first two thirty (30) day periods after such failure and 2.5% of such amount for each subsequent thirty (30)

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D - BRIDGE NOTE FINANCINGS (CONTINUED)

         2005 BRIDGE NOTES (CONTINUED)
         -----------------------------
         day period (pro rata, in each case, for partial months). Any such payments are to be made at the end of each calendar month until the date that the Mandatory Registration Statement is declared effective. There is no cap on the maximum amount of the penalties that could be payable under the agreement. The Company will recognize the penalties, if any, incurred under the registration rights agreement as interest expense in the period in which they are incurred. Although the Company filed a Mandatory Registration Statement, the Company failed to have the Mandatory Registration Statement declared effective and recognized $2,615,525 of penalties as of July 31, 2007, which are reflected as interest expense.

         2006 BRIDGE NOTE
         ----------------
         Between October and December 2006, the Company's subsidiary, Kirk, issued short-term bridge notes in the principal amount of $700,000, bearing interest ranging from 10% to 20% per annum. In connection therewith the Company issued warrants to acquire an aggregate of 466,664 shares of its common stock at initial exercise prices of between $2.00 and $3.00 per share (subject to adjustment in certain circumstances) with exercise periods ranging from three to five years. Of the warrants issued, warrants to acquire 75,000 shares of the Company's common stock are exercisable on a cashless or net issuance basis. Of the notes issued, accrued and unpaid interest at maturity date of a note in the principal amount of $250,000 is convertible into 50,000 shares of common stock of the Company.

         Notes in the principal amount of $450,000 were subsequently exchanged for units of the 2007 Private Placement (as discussed in Note E below). The per share weighted value of the warrants to purchase 466,664 shares of common stock at initial exercise prices of between $2.00 and $3.00 per share was between $1.50 and $1.77. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility between 215% and 225%; risk free interest rate between 4.5% and 4.84%; and expected life of between three and five years.

         2007 BRIDGE NOTE
         ----------------
         On July 5, 2007, the Company and its wholly owned subsidiary, completed an initial closing of a bridge round of debt financing, whereby Kirk issued convertible bridge notes in the principal amount of $2,100,000. The bridge notes bear interest at 6% per annum increasing to 18% in the case of an event of default and have a maturity date of six months from the issuance date, unless earlier converted.

         Upon the closing of a Qualified Equity Financing (as defined in the convertible bridge notes issued on July 5, 2007), such convertible bridge notes automatically convert into the Company's future Series C Preferred Stock to be issued in a Qualified Equity Financing at a premium of 110% of the unpaid principal and interest of the bridge notes. In addition, upon closing of the Qualified Equity Financing, holders of the bridge notes are entitled to receive common stock purchase warrants of the Company at an exercise price and other terms identical to the warrants to be issued in the Qualified Equity Financing. The amount of common stock into which the common stock purchase warrants are exercisable ranges from 40% to 50% of the number of shares of common stock issuable to bridge note holders upon conversion of the Series C Preferred Stock receivable upon conversion of the bridge notes, with the range depending on the timing of the initial closing of the Qualified Equity Financing.

         The bridge notes have been secured by a pledge by Ronald H. Lane, the Company's Chief Executive Officer and Chairman of the Board, of 2,000,000 shares of common stock of the Company owned by Mr. Lane. In addition, the Company agreed to issue 1,000,000 shares of its future Series B Convertible Preferred Stock to the bridge note holders. The Series B Convertible Preferred Stock will be convertible into the Company's common stock on a 1:15 basis in the event of default under the bridge notes, will have full ratchet anti-dilution protection, will be surrendered upon the completion of the Qualified Equity Financing, will have voting rights on an as converted basis and will be non-transferable other than in an event of default under the bridge notes.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE E - 2007 PRIVATE PLACEMENT

         During January and February 2007, the Company completed closings of a private placement ("2007 Private Placement"), whereby the Company sold an aggregate of 1,500,000 units ("Units") to accredited investors. Of the 1,500,000 Units sold, 450,000 Units were exchanged in lieu of repayment of notes issued in the 2006 Bridge Note Financing in the principal amount of $450,000.

         The price per Unit was $1.00 and each Unit consisted of (i) one share of common stock of the Company, par value $0.001 per share (the "Common Stock"); and (ii) a warrant to purchase, at any time prior to the third anniversary following the final closing of the Private Placement, one share of Common Stock at an exercise price of $3.00 per share, subject to adjustment in certain instances. The warrants are also redeemable by the Company where the exercise price exceeds a certain amount. The per share weighted value of the warrants to purchase 1,500,000 shares of common stock at $3.00 per share was between $0.98 and $1.32. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility between 153% and 155%; risk free interest rate of between 4.63% and 4.9%; and expected life of three years.

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

NOTE F - CONSULTING AND STRATEGIC ALLIANCE AGREEMENTS

         On February 1, 2007, the Company entered into consulting agreements with each of Saggi Capital Corp. and Bridge Ventures, Inc. (each, a "Consultant") for the provision of consulting services (including investor relations and strategic consulting) by the Consultants. Under the consulting agreements, each Consultant is entitled to receive $5,000 per month during the term of the agreement and five-year warrants to acquire 200,000 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $2.00 per share, subject to adjustment in certain circumstances, or on a cashless or net issuance basis. The per share weighted value of the warrants to purchase 400,000 shares of common stock at $2.00 per share is $1.37. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 153%; risk free interest rate of 4.84%; and expected life of five years. The Company recorded a charge of $273,212 for each consultant, to recognize the agreement.

         On February 1, 2007, the Company entered into a consulting agreement (the "VCG Agreement") with VCG & A, Inc. ("VCG") for the provision of consulting services by VCG that include assisting the Company in its capital raising efforts, the development of an overall business strategy and the purchase of an over the counter generic version of Omeprazole (the "Target Product") as well as to assist the Company in ongoing management, sales and marketing support. Under the VCG Agreement, the Company agreed to pay VCG cash fees and royalties based upon the net sales of the Target Product. In addition, VCG is entitled to receive stock options to purchase 300,000 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $1.40. The stock options vested immediately upon execution of the VCG Agreement. The per share weighted value of the options to purchase 300,000 shares of common stock at $1.40 per share is $1.39. The options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 153%; risk free interest rate of 4.84%; and expected life of five years. The Company recorded a charge of $416,475 to recognize the agreement.

         On April 20, 2007, the Company entered into a strategic alliance with Harcharan Singh ("Singh"). In connection with this strategic alliance, the Company and its subsidiary, Kirk, entered into a Consulting Agreement with Singh (the "Consulting Agreement") and Kirk issued to 2133820 Ontario, Inc., an affiliate of Singh, a note in the principal amount of $1,250,000 (the "Singh Note").

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - CONSULTING AND STRATEGIC ALLIANCE AGREEMENTS (CONTINUED)

         During the term of the Consulting Agreement, Singh is being retained to provide strategic consulting services to the Company and will participate as an observer of the Company's board meetings. In consideration for these services, Singh is to receive a $10,000 monthly retainer commencing May 31, 2007, was issued 2,000,000 shares of the Company's common stock and warrants to purchase a further 1,000,000 shares of the Company's common stock. In addition, if the Company achieves annual earnings before interest, taxes, depreciation and amortization (EBITA) of at least $20,000,000, then Singh will be entitled to a further grant of 1,000,000 shares of Company's common stock and warrants to purchase 500,000 shares of the Company's common stock. The warrants are exercisable for a period of seven years from the date of grant at an initial exercise price of $2.00, subject to adjustment in certain circumstances, and contain a cashless or net issuance component. The per share weighted value of the warrants to purchase 1,000,000 shares of common stock at $2.00 is $1.19 The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 133%; risk free interest rate of 4.62% and expected life of seven years. The Company recorded a charge of $1,192,153 to recognize the agreement.

         In addition, the Company issued a note to Singh note (the "Singh Note") in conjunction with the Consulting Agreement, which bears interest of 15% per annum with interest payments payable monthly commencing May 1, 2007 and matures on September 12, 2007. The Singh Note is exchangeable into equity of the Company under certain circumstances.

         On May 1, 2007, the Company issued 1,300,000 share options exercisable for Five (5) years at a price equal to the closing share price as at the day prior to the execution of a licensing agreement by the Company to acquire the rights to an Omeprazole type product with the assistance of VCG. These share options shall survive termination or non-renewal of this agreement. The stock options vested immediately upon execution of the VCG Agreement. The per share weighted value of the options to purchase 1,300,000 shares of common stock at per share is $1.17. The options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 130%; risk free interest rate of 4.67%; and expected life of five years. The Company recorded a charge of $1,527,000 to recognize the agreement.

NOTE G - EMPLOYMENT AGREEMENTS

         On April 18, 2007, the Company entered into an employment agreement with David Coffin-Beach, Ph.D. as the Company's President and Chief Operating Officer. According to Coffin-Beach's employment agreement, Mr. Coffin-Beach's employment with the Company is for a three year term ending April 18, 2010 and may be automatically renewed for additional one year periods. Mr. Coffin-Beach is entitled to a base salary of $300,000 per annum and a discretionary year end bonus payable in cash and/or shares of the Company's common stock. In addition, Mr. Coffin-Beach was granted options to acquire an aggregate of 1,500,000 shares of the Company's common stock exercisable for seven years at an initial exercise price of $2.00 per share and vesting annually in three equal installments, with the first installment vesting on April 18, 2008. The per share weighted value of the options to purchase 1,500,000 shares of common stock at $2.00 is $1.19 The options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 133%; risk free interest rate of 4.62%; and expected life of seven years. The Company may also in its discretion grant Mr. Coffin-Beach options pursuant to any eligible equity compensation plan.

         On May 17, 2007, the Company executed an Employment Agreement dated as of January 30, 2007 with Ronald H. Lane ("Lane"), its Chief Executive Officer, providing for Lane to serve as the Company's Chief Executive Officer through January 30, 2010, renewable for an additional one year unless either the Company or Lane provides written notice of termination at least 60 days prior to the end of the term. According to the Lane Employment Agreement, Lane is to receive an annual base salary of $400,000 and, solely at the discretion of the Board, based on his performance and the Company's financial condition and operating results, a bonus payable in cash or shares of the Company's common stock. The Lane Employment Agreement further provides that the Board may grant him options under any equity compensation plan in which he is eligible to participate. The Lane Employment Agreement provides that the Company owes Lane an amount to be mutually agreed by them (the "Deferred Obligation"), representing, among other things, accrued, but unpaid salary.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE G - EMPLOYMENT AGREEMENTS (CONTINUED)

         On July 9, the Company entered into an employment agreement with Steven Getraer as the Company's Executive Vice President and Chief Financial Officer. Mr. Getraer agreed to employment with the Company is for a three year term ending July 9, 2010, renewable for subsequent terms unless earlier terminated by either party. Mr. Getraer is entitled to a base salary of $265,000 per annum, increasing to $280,000 per annum commencing on July 10, 2008 and to $295,000 commencing on July 10, 2009. In addition, Mr. Getraer is entitled to a discretionary fiscal year-end bonus payable in cash and/or shares of the Company's common stock and was granted options to acquire an aggregate of 600,000 shares of the Company's common stock exercisable for seven years at an initial exercise price of $2.00 per share and vesting annually in three equal installments, with the first installment vesting on July 10, 2008. The per share weighted value of the options to purchase 600,000 shares of common stock at $2.00 is $0.92. The options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 122%; risk free interest rate of 4.97%; and expected life of seven years. The Company may also in its discretion grant Mr. Getraer options pursuant to any eligible equity compensation plan.

NOTE H - OTHER MATTERS

         LICENSE AGREEMENT

         On May 1, 2007, the Company's subsidiary, Synovics Labs, entered into a License and Supply Agreement dated as of April 11, 2007 with Fluid Air Inc. doing business as PharmPro ("FAI") for the development and commercialization of the over the counter generic version of Omeprazole (the "License Agreement"). According to the License Agreement, FAI granted Synovics Labs, under FAI's patent rights, an exclusive worldwide license to develop, commercialize and sublicense capsules containing the generic version of over the counter Omeprazole (the "Drug Product"). FAI will be responsible for developing the Drug Product in accordance with the Drug Product development plan while Synovics Labs will be responsible for research and development activities and will file in Company's name, the appropriate regulatory filings with FAI being responsible for the chemistry, manufacturing and controls review portion of such filings. Once developed and necessary regulatory approvals have been obtained, Synovics Labs will be responsible for promoting, marketing and distributing the Drug Product supplied exclusively by FAI.

         As partial consideration for the rights granted, Synovics Labs paid FAI a license fee of $500,000 with further payments due upon the completion of certain milestones. Commencing upon the first commercial sale of the Drug Product, the Company is also required to pay to FAI royalties on the net product sales of the Drug Product until the later of (i) the expiration of the last to expire FAI patent rights covering the Drug Product; and (ii) ten years from the first commercial sale of the Drug Product. Unless terminated sooner for cause, the License Agreement will expire on a country by country basis on the expiration of Synovics Labs' obligation to make royalty payments with respect to such country.

         ASIA PACIFIC LAWSUIT

         On May 11, 2007, the Company received from its agent for service of process in Nevada a copy of a Summons (the "Summons"), together with a Notice of Motion, for Summary Judgment in Lieu of Complaint filed by Asia Pacific Investment Holdings Limited ("Asia Pacific"). In the Summons, Asia Pacific sought an order from the Supreme Court of the State of New York, County of New York (the "Court"), granting summary judgment with respect to claims arising from an alleged default by the Company of the terms of a certain Convertible Promissory Note issued to Asia Pacific on April 17, 2006, in the principal amount of $1,500,000 (the "Asia Pacific Note"). As of July 31, 2007, $317,625 of accrued but unpaid interest was owed under the Asia Pacific Note.

         On July 16, 2007, the Court issued a decision granting Asia Pacific's Motion for Summary Judgment in Lieu of Complaint. On September 7, 2007, the Company paid Asia Pacific $1,844,625, the Registrant's calculation of the amount due to Asia Pacific under the Asia Pacific Note. As of the date hereof, the action between the Company and Asia Pacific is still pending.

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

BUSINESS OVERVIEW

The Company is a domestic specialty pharmaceutical company that develops, manufactures, and markets prescription and over the counter ("OTC") drugs. Substantially all of the Company's operations are located in Fort Lauderdale, FL. The Company presently has three basic elements comprising its business strategy and operations:

     o   OTC private label manufacturing and sales;

     o   Controlled Substance OTC private label manufacturing and sales; and

     o   Prescription drug development, manufacturing and sales.

A core component of the Company's business plan is its offshore "Front-End" strategy. The Company believes that quality and pricing, together with customer service, is, and will become even more so in the future, the requirement for success and growth of a pharmaceutical company in the U.S. OTC and generic drug markets. The Company is expanding out-sourcing relationships with offshore pharmaceutical companies for the purpose of obtaining low-cost manufactured production of its OTC private label and prescription drug products. This sourcing will reduce costs for its highly competitive OTC private label business and allow its manufacturing facility to increase its focus on higher-margin and niche OTC and prescription products.

As part of its offshore Front-End strategy, the Company intends to become a conduit for OTC and generic products developed and manufactured by small to medium sized pharmaceutical companies located in India, which do not have a marketing and distribution presence in the U.S. Synovics has initiated steps with several Indian companies to effect this Front-End strategy. The Company has signed an alliance with Harry Singh ("Singh'), principal of Glopec International and investor in the Company, to assist it in the development of this strategy. Initially, Mr. Singh will assist in sourcing manufacturing bulk commodity OTC drugs. Singh also will help to provide access for Synovics to in-license, United States Food and Drug Administration (the "FDA") approved or "ready to be filed" abbreviated new drug applications ("ANDAs") owned by certain pharmaceutical companies located in India.

The Company, through its Kirk Pharmaceuticals, Inc. ("Kirk") subsidiary, is engaged in the manufacture and distribution of private label OTC drugs for major drug store chains and distributors in the U.S. Customers include Target, Walgreens and BJs. Kirk is an eight-year-old operation, employs in excess of 120 people in 80,000 SF of leased space and has produced a year-to-year revenue growth since inception. Kirk has achieved growth in both the volume and number of OTC and DEA controlled substance OTC private label products.

The Company has in-licensed exclusive rights to a generic OTC version of omeprazole, which is the generic version of Prilosec(R). The projected sales of Prilosec(R) in the U.S. for 2007 are $750 million. There is no generic OTC version of omeprazole currently approved by the FDA for sale in the U.S. The Company intends to complete clinical studies for its generic OTC version of omeprazole and intends to file an NDA with the FDA in the first quarter of 2008. Upon final approval of the Company's generic OTC version of omeprazole, the product will be manufactured by the licensor Fluid Air Inc. doing business as PharmPro, and packaged and distributed by Kirk.

The Company believes that Kirk can continue to provide future growth in revenue and earnings before interest, taxes, depreciation and amortization (EBITDA). The Company believes that its continued growth is dependent upon Kirk's ability to successfully implement the cultural and operational changes necessary for operational efficiency and performance of the Company's commitments to its customers, as well as successfully execute Kirk's Front-End strategy with OTC private label products.

The Company's prescription drug business, conducted through it subsidiaries Synovics Labs and ANDAPharm, has several prescription generic drugs currently in the market or under development. Two generic prescription drugs have been launched under customer labels. In addition, an ANDA for another drug has been filed with the FDA, which is currently under review. Furthermore, the Company has other drugs under development.

The Company has announced an alliance with VCG&A, Inc. ("VCG&A"), a pharmaceutical marketing and consulting firm. VCG&A is led by pharmaceutical industry marketing, sales and purchasing veterans who provide the Company relationship driven market access to enhance its product penetration and sales. Customers targeted beyond those currently in place are major corporate retail chains, national wholesalers, managed care organizations and government agencies. VCG&A is also providing assistance with system interfaces critical to meet performance requirements with key customers. VCG&A, provides additional access to a variety of product opportunities and has several additional drug candidates immediately available to the Company. These product candidates, if successfully licensed and developed, have the potential to make a significant addition to the Company's revenue and earnings over the next several years.

Future operating results will depend largely on the Company's ability to achieve the following:

     o successful implementation of the offshore "front end" product acquisition and marketing strategy to increase revenues and improve margins;

     o successful implementation of improvements and method changes in the operations in Fort Lauderdale to increase output and revenues and profits;

     o continued success in increasing its existing business with customers and attaining new customers, both internally and with the participation of VCG & A;

     o debt and equity financing to satisfy the Company's working capital and capital expansion requirements, including the servicing of its debt;

     o successful resolution of the Company's removal of the guarantee from the BOI debt;

     o successful development and testing of product candidates and receipt and maintenance of required regulatory approvals; and

     o   continued attraction of high quality industry professionals.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2007 COMPARED WITH THREE MONTHS ENDED JULY 31, 2006

Consolidated gross revenues for the quarter ended July 31, 2007 were $6,881,212 compared to $5,354,000 for the same quarter in 2006. This increase in revenue represents increases in sales at the Company's subsidiaries, Kirk and ANDAPharm which were acquired in May 2006. Kirk's four largest customers represented approximately 58% of the sales for the period. Although the Company believes Kirk has good working relationships with each of these customers, Kirk is working to further relationships with these and other entities in order to broaden its sales base. To this end, the Company is now selling products to an additional three major retail organizations.

Sales of products containing pseudoephedrine, ephedrine and/or guaifenesen accounted for approximately 58% of sales. These products have come under increasing government regulation due to the concern of these products in the production of methamphetamine.

Cost of revenues for the three month period ended July 31, 2007 was $4,295,639 compared to $3,886,668 for the three month period ended July 31, 2006. This increase in cost of revenue represents the costs associated with the sales from OTC products of Kirk and from the generic prescription drug product of ANDAPharm.

Research and development expenses for the three month period ended July 31, 2007 was $316,200 compared to $570,942 for the three month period ended July 31, 2006. This decrease is due primarily to the change in activity in research and development activities at Kirk and ANDAPharm. The research and development expenses are in line with historical norms of Kirk and ANDAPharm, and contain no significant, unusual expenses. Research and development expenses include salaries and related costs of research and development personnel, costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies.

Selling, general, and administrative expenses for the three month period ended July 31, 2007 was $4,456,732 as compared to $1,445,511 for the three month period ended July 31, 2006. This increase is primarily due to costs of consulting agreements, granting of options, and legal expenses. Consulting expense, $1,640,121, cost of granting options, $334,165, and legal fees, $865,072, for the quarter ended July 31, 2007. The day-to-day operating expenses are in line with historical norms of Kirk and ANDAPharm, and contain no significant, unusual expenses.

The net loss of $7,485,619, or $.25 per share, for the three month period ended July 31, 2007 as compared to $1,531,499 or $.06 per share for the three month period ended July 31, 2006. Losses were due to interest accruing on the Company's indebtedness, penalties accruing for failure of its registration statement to become effective, expenses attributed to warrants and legal fees, primarily related to the legal actions referred to above. The Company has incurred a charge of $3,692,390 due to the settlement of its ongoing litigation with Nostrum. The Company expects cumulative losses to continue for the foreseeable future.

NINE MONTHS ENDED JULY 31, 2007 COMPARED WITH NINE MONTHS ENDED JULY 31, 2006.

Consolidated gross revenues for the nine months ended July 31, 2007 were $18,138,872 compared to $5,356,115 for the same period in 2006. This increase in revenue represents sales of the Company's subsidiaries, Kirk and ANDAPharm that were acquired by the Company in May 2006. Kirk's four largest customers represented approximately 54% of the sales for the period. Although the Company believes Kirk has good working relationships with each of these customers, Kirk is working to further relationships with these and other entities in order to broaden its sales base.

Sales of products containing pseudoephedrine, ephedrine and/or guaifenesen accounted for approximately 63% of sales. These products have come under increasing government regulation due to the concern of these products in the production of methamphetamine.

Cost of revenues for the nine month period ended July 31, 2007 was $12,479,164 compared to $3,887,003 for the nine month period ended July 31, 2006. This increase in cost of revenue represents the costs associated with the sales from OTC products of Kirk and from the generic prescription drug products of ANDAPharm.

Research and development expenses for the nine month period ended July 31, 2007 was $849,563 compared to $895,429 for the nine month period ended July 31, 2006. The research and development expenses are in line with historical norms of Kirk and ANDAPharm, and contain no significant, unusual expenses.

Selling, general, and administrative expenses for the nine month period ended July 31, 2007 was $12,594,400 as compared to $2,826,986 for the nine month period ended July 31, 2006. The increase in expenses is primarily due to inclusion of Kirk and AndaPharm for the full nine month period ended July 31, 2007, as well as the cost of consulting agreements entered into in the normal course of business by the Company. In addition, expenses were higher due to the granting of options, and to the higher legal expenses in connection with the financing and legal activity of the Company. The Consulting expense of the Company was, $6,024,089, the cost to the Company of granting options was, $354,034, and legal fees incurred by the Company were, $1,719,734, for the nine months ended July 31, 2007. The operating expenses of Kirk and ANDAPharm are in line with historical norms of Kirk and ANDAPharm, and contain no significant, unusual expenses.

The net loss of $16,630,154, or $.60 per share, for the nine month period ended July 31, 2007 as compared to $4,982,654 or $.21 per share for the nine month period ended July 31, 2006. Losses were due to interest accruing on the Company's indebtedness, penalties accruing for failure of its registration statement to become effective, expenses attributed to warrants and mounting legal fees. The Company took a one time charge of $3,692,390 due to the tentative settlement of litigation with Nostrum. The Company expects losses to continue for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's operations have not generated sufficient cash to satisfy the Company's operating capital needs. The Company has financed its operations primarily through the sale of its common stock, warrants and debt by means of private placements. The Company had a working capital deficit of $13,152,158 at July 31, 2007 as compared with working capital deficit of $5,359,942 at July 31, 2006. As of July 31, 2007 the Company had cash and cash equivalents of $2,546,110 as compared with $4,218,739 at July 31, 2006.

Net cash used in operating activities during the nine month period ended July 31, 2007 was $2,062,548. This resulted from the Company's net loss of $16,630,154 offset by non-cash charges for issuance of stock-based compensation and interest expense. The Company has generally incurred negative cash flows from operations since inception, which will continue due to the Company's short term and long term debt obligations, need for working capital to sustain operations, penalties accruing on its registration statement, expenses attributed to warrants and legal expenses.

Net cash used in investing activities during the three month period ended July 31, 2007 was ($1,085,678), primarily from the purchase of equipment and the acquisition of intangible assets.

Net cash provided by financing activities during the nine month period ended July 31, 2007 was $3,300,899 which resulted from the proceeds of stock and debt issuances offset by the repayment of debt in the 2007 and issuance of stock.

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

FUTURE CAPITAL REQUIREMENTS

Based on the Company's current operating plan, the Company believes it will have to increase its capital resources to meet its debt and penalty obligations, legal expenses from its dispute Asia Pacific and operating and product development plan through the fourth quarter of 2007. The Company plans to continue its efforts to raise financing through the sale and issuance of additional debt or equity securities. The Company can provide no assurance that additional debt or equity funding will be obtained on favorable terms, if at all. The Company also intends to further explore strategic alliances and licensing agreements with other pharmaceutical companies to generate revenues, but can give no assurance that any of these efforts will be successful or meet expectations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         NOSTRUM DISPUTE
         ---------------

As previously reported in the Company's Current Reports on Form 8K dated November 3, 2006, December 6, 2006, February 20, 2007, May 31, 2007 and August 6, 2007 and the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2007 and the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2007, the Company was involved in a legal dispute with Nostrum Pharmaceuticals, Inc. ("Nostrum"), the entity from whom the Company acquired what was previously its primary technology under development.

Nostrum owned approximately 40% of the Company's outstanding stock and as disclosed in that certain Schedule 13D, Amendment No. 6, dated January 3, 2007, Nirmal V. Mulye, Ph. D. ("Mulye"), beneficially owned all the outstanding stock of Nostrum. In addition, Mulye resigned from his positions with the Company as a Director in September 2006 and as Chief Scientific Officer in January 2007. Each of Mulye and Nostrum is a guarantor of the Company's obligations under a Credit Agreement, dated as of May 22, 2006 between the Company and the Bank of India for a credit facility of up to $10,500,000.

The Company's rights to Nostrum's technology arose out of two principal agreements, a Technology License Agreement and ANDA Ownership Transfer and Product License Agreement. The Technology License Agreement between the Company and Nostrum dated as of March 16, 2005, as amended (the "Technology Agreement") granted the Company an exclusive license under Nostrum's oral controlled release proprietary technology to develop, make and sell exclusively and worldwide, ten generic and ten 505(b)(2) drugs (improved formulations of previously approved drugs), which drugs were to be designated by the Company. The ANDA Ownership Transfer and Product License Agreement between the Company's subsidiary, Synovics Laboratories, Inc. ("Synovics Labs") and Nostrum dated May 17, 2006 (the "ANDA Agreement") transferred ownership of an abbreviated new drug application ("ANDA") to an AB rated, generic 500mg equivalent (Metformin ER) of the branded product Glucophage-XR (the "Metformin Drug") and additionally granted the Company an exclusive license under Nostrum's oral controlled release proprietary technology to develop, make and sell the Metformin Drug and an additional strength version of the Metformin Drug in the United States.

However, in September, October and November, 2006, the Company received a series of written notices from Nostrum purporting to terminate: (i) the Company's rights to four drugs designated by the Company under the Technology Agreement, and (ii) the ANDA Agreement. Each notice purported to be effective as of the sixtieth (60th) day from the date of the Company's receipt of such notice. The notices also purported to terminate five other drugs allegedly covered by the Technology Agreement.

The Company believes that these termination notices were factually incorrect and contrary to the terms of the Technology Agreement and the ANDA Agreement. On November 17, 2006, the Company commenced an action in the United States District Court for the Southern District of New York against Nostrum and on November 20, 2006, the Court granted a temporary restraining order enjoining Nostrum from terminating the Technology Agreement. On December 6, 2006, the Court extended the order enjoining the termination of the Technology Agreement but only with respect to the four drugs designated by the Company for development pursuant to the Technology Agreement. On February 20, 2007 the Court subsequently extended the injunction until April 30, 2007 and further enjoined Nostrum from terminating the ANDA Agreement until such date.

On May 31, 2007, the United States District Court for the Southern District of New York modified its previously issued preliminary injunction and extended it to April 26, 2008 unless, prior to that date, an award issues in the arbitration entitled SYNOVICS PHARMACEUTICALS, INC. ET AL. V. NOSTRUM PHARMACEUTICALS, INC. then pending before the American Arbitration Association, in which event the Court agreed to entertain requests to extend the injunction pending any appeal from any such award. The injunction applied to Metformin Extended Release formulations. While the arbitration was pending the Company was free to continue to prosecute the continued development of Metformin, to file with the FDA an application for a site transfer for the manufacture of the approved 500 mg extended release version, and to decide whether to file an Abbreviated New Drug Application (ANDA) for a 750 mg extended release version of the drug. The Court Order required certain progress reporting conditions of the Company.

As requested by the Company, the injunction was modified to terminate its application to Alprazolam, Alfuzosin, Paroxetine and Metoprolol Succinate. The modification was consistent with the Company's position in the arbitration that the Technology Agreement, under which rights to an exclusive license for these and other potential products were provided by Nostrum, should be invalidated and all shares of stock purchased by Nostrum and all monies paid under the agreement should be returned to the Company in light of the underlying facts and Nostrum's misconduct. The hearing for the arbitration was scheduled to begin on January 21, 2008 before a three-judge arbitration panel.

As previously reported in Company's Current Report on Form 8K dated March 2, 2007, the Company commenced a separate lawsuit in the United States District Court for the District of New Jersey against Mulye, Anil Anand ("Anand") and Nostrum. As part of the lawsuit, the Company alleged that Mulye introduced Anand to the registrant without disclosing the background of Anand, a confessed felon in a $700 million bank fraud. In the action, the Company alleged, among other things, that (i) Mulye breached fiduciary duties and usurped corporate opportunities as a member of the Board and Chief Scientific Officer and that Anand and Nostrum aided and abetted Mulye in such actions, (ii) Mulye, Anand and Nostrum tortiously interfered with prospective contractual relationships of the Company, (iii) Mulye fraudulently induced the Company to enter into certain financial transactions, and (iv) Mulye, Anand and Nostrum conspired to breach fiduciary duties and steal valuable corporate opportunities. The Company requested a jury trial and sought compensatory and punitive damages and a constructive trust over corporate opportunities usurped from the Company.

On July 31, 2007, the Company together with its subsidiary Synovics Labs entered into a settlement agreement with all parties to the various actions. Under the terms of the settlement agreement, all pending actions and proceedings between the parties were dismissed with prejudice, the parties mutually released one another and all pre-settlement agreements were terminated, including the Technology Agreement and the ANDA Agreement. In connection with the termination of the ANDA Agreement, the Company and Synovics Labs assigned to Nostrum the Abbreviated New Drug Application for the Metformin Extended Release 500mg.

As part of the settlement, 10,661,000 shares of common stock of the Company that are owned by Nostrum have been placed in escrow pursuant to a separate escrow agreement (the "Escrow Shares"). If the guarantees of Mulye and Nostrum to the Bank of India ("BOI") in connection with the Company's credit facility with BOI are extinguished in full or in part by May 1, 2008, the Escrow Shares will be released to Synovics in an amount proportionate to the amount by which the guarantees have been extinguished. If by May 1, 2008 any Escrow Shares have not been released to the Company or if the Company defaults on its credit facility with BOI and such default remains uncured for more than sixty days, any remaining Escrow Shares will be released to Nostrum. If the Escrow Shares are released to Nostrum and during the escrow period the Company issues additional shares of common stock or common stock equivalents to cause the Escrow Shares to represent less than 32% of the outstanding shares of the Company on a fully diluted basis, then the Company is required to issue to Nostrum additional shares of common stock so that the Escrow Shares together with the additional shares constitute 32% of the outstanding shares of the Company on a fully diluted basis. Such additional shares will be reduced proportionately if any of the Escrow Shares are released to Synovics during the escrow period. The current amount of the outstanding principal loan balance with BOI is $7,450,000.

         ASIA PACIFIC
         ------------
As previously reported in the Company's Current Report on Form 8-K dated May 11, 2007, On May 11, 2007, the Company received from its agent for service of process in Nevada a copy of a Summons (the "Summons"), together with a Notice of Motion, for Summary Judgment in Lieu of Complaint filed by Asia Pacific Investment Holdings Limited ("Asia Pacific"). In the Summons, Asia Pacific sought an order from the Supreme Court of the State of New York, County of New York (the "Court"), granting summary judgment with respect to claims arising from an alleged default by the Company of the terms of a certain Convertible Promissory Note issued to Asia Pacific on April 17, 2006, in the principal amount of $1,500,000 (the "Asia Pacific Note"). As of July 31, 2007, $317,625 of accrued but unpaid interest was owed under the Asia Pacific Note.

As previously reported in the Company's Current Report on Form 8-K dated September 13, 2007, the Court issued a decision granting Asia Pacific's Motion for Summary Judgment in Lieu of Complaint on July 16, 2007. On September 7, 2007, the Company paid Asia Pacific $1,844,625, the Registrant's calculation of the amount due to Asia Pacific under the Asia Pacific Note. As of the date hereof, the action between the Company and Asia Pacific is still pending.

ITEM 1A. RISK FACTORS.

The Company has had no material changes to its risk factors as previously disclosed in its Form 10-K for the year ended October 31, 2006 filed with the Securities and Exchange Commission on January 30, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None that were not previously disclosed in Form 8K filings during the previous quarter ended July 31, 2007.

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

                         SYNOVICS PHARMACEUTICALS, INC.
                                   (Company)



Date: September 19, 2007
                                        By: /S/ Ronald H. Lane
                                            ------------------------------------
                                            Ronald H. Lane
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date: September 19, 2007                By: /S/ Steven Getraer
                                            ------------------------------------
                                            Steven Getraer
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)