Form 10-K
period 2007-10-31
Synovics Pharmaceuticals
filed 2008-02-13
CIK 1030839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

                   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended......................................October 31, 2007

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ______________ to ______________

                         COMMISSION FILE NUMBER 0-22011

                 -----------------------------------------------

                         SYNOVICS PHARMACEUTICALS, INC.

             (Exact name of the Company as specified in its charter)

                 -----------------------------------------------


            Nevada                                               86-0760991
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

5360 Northwest 35th Avenue, Ft. Lauderdale, FL                     33309

(Address of principal executive offices)                         (zip code)

              The Company's telephone number, including area code:
                                 (954) 486-4590

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

Indicate by check mark whether the Company is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ] No [X].

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X].

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

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

              Yes [ ]   No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of April 30, 2007 was approximately $13,760,285 based upon the closing price of the registrant's Common Stock on the OTC Bulletin Board, on April 30, 2007. (For purposes of determining this amount, only directors, executive officers, and, based on Schedule 13(d) filings on April 30, 2007 10% or greater stockholders and their respective affiliates have been deemed affiliates).

As of January 31, 2008, there were 19,177,186 shares of common stock outstanding (not including 10,661,000 shares in treasury).


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

                                TABLE OF CONTENTS

                                 Form 10-K Index

                                     PART I

                                                                            PAGE

Item 1.    Business ........................................................   5
Item 1A.   Risk Factors.....................................................  16
Item 1B.   Unresolved Staff Comments........................................  27
Item 2.    Properties ......................................................  27
Item 3.    Legal Proceedings ...............................................  27
Item 4.    Submission of Matters to a Vote of Security Holders .............  27

                                    PART II

Item 5.    Market for the Registrant's Common Equity and
               Related Stockholder Matters .................................  28
Item 6.    Selected Financial Data..........................................  32
Item 7.    Management's Discussion and Analysis of Financial ...............  33
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......  39
Item 8.    Financial Statements and Supplementary Data .....................  39
Item 9.    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure ......................  40
Item 9A.   Controls and Procedures .........................................  40
Item 9B.   Other Information ...............................................  40

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ..............  43
Item 11.   Executive Compensation ..........................................  46
Item 12.   Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters ..............  56
Item 13.   Certain Relationships and Related Transactions ..................  59
Item 14.   Principal Accountant Fees and Services...........................  64
Item 15.   Exhibits ........................................................  64

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Synovics Pharmaceuticals, Inc. was incorporated on December 22, 1990 under the laws of the State of Nevada. On April 11, 2006, we name changed our corporate name from Bionutrics Inc. to our current name.

         Since our incorporation, we engaged in various lines of business in pharmaceutical and dietary supplement products. In May 2006, Synovics acquired Kirk Pharmaceuticals, LLC ("KIRK") and its affiliate, ANDAPharm LLC ("ANDAPHARM"), both Florida limited liability companies. Synovics has one additional operating subsidiary, Synovics Labs. Inc. ("SYNOVICS LABS").

         Synovics has six non-operating subsidiaries, LipoGenics, Inc., Bionutrics Health Products, Inc., Nutrition Technology Corporation, InCon International Ltd. and Cosmedics, Inc.

         Synovic's principal offices are located at 5360 NW 35 Avenue, Fort Lauderdale, FL 33309. The phone number is 954 486 4590. During fiscal year ended October 31, 2007, we relocated our principal offices to Fort Lauderdale, Florida from Phoenix, Arizona.

         Except as otherwise indicated, all references in this Form 10-K to "we", "us", "our", "Synovics" or the "Company" refer to Synovics
Pharmaceuticals, Inc. and our subsidiaries.

BUSINESS OVERVIEW

         We are a specialty pharmaceutical company implementing what is referred to as an off shore "Front-End" growth strategy - the core of our business model. This strategy incorporates targeting a series of partnering relationships with Indian pharmaceutical companies to supply us with low-cost competitive pharmaceutical products, both active pharmaceutical ingredients ("APIS") and finished dosage forms. As a result of the acquisition of Kirk and ANDAPharm in May 2006, we have a facility in Ft. Lauderdale operating under cGMP (current good manufacturing practices) guidelines for the manufacturing and distribution of over-the-counter ("OTC") private label drugs and prescription drugs (Rx).

          We have initiated our Front-End strategy, which sources products developed and manufactured in India, and packages and distributes to our customers through our Florida operation. Our access to low-cost raw materials and manufacturing is the cornerstone of the Front-End strategy and key to our dual objectives of growing our OTC business and introducing a pipeline of Rx generic drugs. A critical key to this strategy and its implementation is our alliance with Harcharan (Harry) Singh, of Glopec International, a pharmaceutical industry veteran with a 20 year proven track record of sourcing competitive pharmaceuticals products for North America from Asia and Europe.

         Our key assets can be summarized as:

         o Private label OTC drug manufacturer - Kirk Pharmaceuticals, Fort Lauderdale, Florida;

         o DEA licensed for controlled substances, Schedule 2, 3, 3N, 4, 5 and List 1 chemicals;

         o Containment suites for manufacture of highly regulated/toxic substances (e.g. hormones and anti-cancer);

         o   Robust pipeline of prescription Rx and OTC generic drug products;

         o   Access to difficult to source competitive APIs;

         o   Manufacture in both U.S. and India - Package and Distribute in U.S;

         From 2005 to mid-2007, our focus for revenue growth was the development of oral controlled-release generic drug formulations utilizing proprietary drug formulations and delivery technologies under license from Nostrum Pharmaceuticals, Inc. ("NOSTRUM"). During 2007, the focus and business model changed resulting from the impact of two factors: first, our disassociation from Nostrum following the July 2007 settlement of the Nostrum legal actions; second, our strategic alliance with Harry Singh established in April 2007. This alliance is principally designed to assist us in sourcing low-cost APIs and generic drug applications (abbreviated new drug applications - ANDAs), submitted by Indian pharmaceutical companies to the United States Food and Drug Agency ("FDA") and approved for sale in the United States drug market and is the foundation of our current business model.

         We are firstly a manufacturer, packager and distributor of private label, or store brand, OTC products to chain drug stores, wholesalers and distributors throughout the United States. The US market for manufacturing and distribution of OTC drugs, approximately $3.5 billion in size, is dominated by Perrigo Company, with sales approximating 50% of the total store brand or private label market. Recently, two large OTC manufacturers, Leiner Health Products and Pharmaceutical Formulations, Inc. (PFI), representing approximately $800 million in US sales, ceased to supply the store brand OTC market. We believe that with our focus on competitive pricing and customer service and with adequate capitalization, we can continue to grow our OTC business in the US substantially.

         Our OTC product categories include analgesics, cough cold, antihistamines, asthma relief and laxatives. Executing our Front-End strategy, Kirk has initiated the shifting of manufacturing of its high-volume commodity OTC drugs to India to effect cost savings and maintain competitiveness. These products are shipped in bulk from India to Ft Lauderdale for packaging and distribution to our customers. Our OTC products are subject to control by the United Stated Drug Enforcement Administration ("DEA") and will continue to be manufactured (as well as packaged and distributed) through our Ft Lauderdale facilities.

         In addition to the OTC business, we are a manufacturer, packager and distributor of private label solid dosage Rx products. These products are sold through several distribution channels under exclusive or semi exclusive agreements. These agreements include minimum sales requirements.

         Our Front-End strategy is the source of our pipeline of 17 targeted in-licensed generic Rx drug (FDA approved) candidates. The Front-End strategy is founded on the fact that a variety of first-quality small to medium Indian pharmaceutical companies, well financed with state of the art manufacturing facilities, have developed and in many cases filed ANDAs with the FDA for the US market, but have no marketing - distribution presence in the US market, i.e. no front-end. Harry Singh has long standing business relationships with many of these companies (and their ownership) and is directing our initial steps of arranging agreements for ANDA in-licensing, low-cost APIs and contract manufacturing. We will source finished product from India, then package and distribute through Florida - the customer belongs to Synovics.

         Our operations in Fort Lauderdale, Florida are highly scalable, in three separate leased facilities encompassing approximately 80,000 square feet. Our facilities contain manufacturing, warehousing, laboratory and administrative spaces in these facilities. We employ approximately 140 people in all our companies.

OUR OTC PRODUCTS

         The products that Kirk develops for store brands are considered National Brand Equivalent ("NBE") and either meet or exceed the quality standards of the comparable brands.

PRODUCT DESCRIPTION                                      NATIONAL BRAND
-------------------                                      --------------

ANALGESICS
     Acetaminophen 500mg Caplets                         Tylenol(R)
     Acetaminophen PM Caplets                            Tylenol(R) PM
     Acetaminophen 325mg Tablets                         Tylenol(R)
     Acetaminophen 500mg Tablets                         Tylenol(R)
     Child Chew 81mg Aspirin Tab - Orange                Bayer(R)/St. Joseph(R)
     Enteric Coated 81mg Aspirin Tab                     Bayer(R) Enteric 81mg
     Ibuprofen 200mg Brown Caplet                        Advil(R)
     Ibuprofen 200mg Brown Tablet                        Advil(R)
     Ibuprofen 200mg Orange Tablet                       Motrin(R)
     Ibuprofen 200mg Orange Caplet                       Motrin(R)

COUGH/COLD/ALLERGY
     Asthma Aid Tablets                                  Bronkaid(R)
     Bronchial Asthma Tablets                            Primatene(R)
     Chlorpheniramine 4mg Tablets                        Chlor-Trimeton(R)
     Cough & Cold HBP Tablets                            Coricidin HBP(R)
     Diphenhydramine 25mg Caplets                        Benadryl(R) Ultra-Tabs
     Diphenhydramine 25mg Capsules                       Benadryl(R)
     Diphenhydramine 50mg Capsules                       Benadryl(R)

LAXATIVES & ANTACIDS
     Senna 8.6mg Tablets                                 Senokot(R)

     Senna 8.6mg + Doc Sodium Tablets - Orange           Senokot-S(R)
     Senna 8.6mg + Doc Sodium Tablets - Red              Peri-Colace(R)

SLEEP/ALERT REMEDIES
     APAP PM Caplets                                     Tylenol(R) PM
     Rest Simply Tablets                                 Simply Sleep(TM)

         In March of 2007, we announced an agreement for exclusive, world-wide rights to develop and commercialize PharmPro Division of Fluid Air Inc.'s proprietary over-the-counter (OTC) version of omeprazole. The OTC branded market sales for omeprazole at the beginning of 2008 were approximately $800 million. We expect to file for FDA approval of this product, subject to completion of development and trials, later in 2008. Perrigo Company has announced that they are launching a generic version of the omeprazole brand Prilosec OTC(R) in the first quarter of 2008 and expects full year annual sales for the product to be in the range of $150 - $200 million.

OUR RX PRODUCTS

         Presently, we are selling under contract one RX product, Estratest, a product used by post-menopausal women. We are currently awaiting ANDA approval for our second RX product.

SETTLEMENT OF NOSTRUM DISPUTE

         We previously entered into a technology development agreement with Nostrum Pharmaceuticals Inc. ("NOSTRUM") dated as of June 16, 2004 which was subsequently replaced in its entirety by a Technology License Agreement dated as of March 16, 2005, as amended (the "TECHNOLOGY LICENSE AGREEMENT"), and an ANDA Ownership Transfer and Product License Agreement, dated May 17, 2006 (the "ANDA AGREEMENT"). The sole owner of Nostrum is Nirmal Mulye who was formerly our largest shareholder and was formerly our Chief Scientific Officer and a member of our Board of Directors.

         The Technology Agreement granted us an exclusive license under Nostrum's oral controlled release proprietary technology to develop, make and sell exclusively and worldwide, ten generic and ten 505(b)(2) drugs (improved formulations of previously approved drugs) which drugs were to be designated by us. The ANDA Agreement transferred ownership of an abbreviated new drug application ("ANDA") to an AB rated, generic 500mg equivalent (Metformin ER) of the branded product Glucophage-XR (the "METFORMIN Drug") and additionally granted us an exclusive license under Nostrum's technology to develop, make and sell the Metformin Drug and an additional strength version of the Metformin Drug in the United States.

         In September, October and November 2006, we received a series of written notices from Nostrum purporting to terminate: (i) our rights to four drugs designated by us under the Technology Agreement, and (ii) the ANDA Agreement. The notices also purported to terminate five other drugs allegedly covered by the Technology Agreement. Mr. Mulye resigned from his positions with us as a Director in September 2006 and as Chief Scientific Officer in January 2007.

         On November 17, 2006, we commenced an action in the United States District Court for the Southern District of New York against Nostrum.

         On December 4, 2006, we filed a demand for arbitration with the American Arbitration Association, pursuant to the terms of the Technology Agreement, challenging the propriety of the purported terminations, which we maintained were without merit. On January 11, 2007, we amended our statement of claim with the American Arbitration Association to include the claims related to the improper attempt to terminate the ANDA Agreement, and to add our subsidiary, Synovics Labs, as a party.

         Synovics Labs, on January 12, 2007, filed a complaint with the United States District Court for the Southern District of New York seeking to enjoin Nostrum from terminating the ANDA Agreement. That action was consolidated with the previously-filed action relating to the Technology Agreement.

         On March 2, 2007, we commenced a lawsuit in the United States District Court for the District of New Jersey against Dr. Mulye, Anil Anand ("ANAND") and Nostrum. Dr. Mulye is a former member of our Board of Directors and our former Chief Scientific Officer. As part of the lawsuit, we alleged that Dr. Mulye introduced Anand to us without disclosing the background of Anand, a confessed felon in a $700 million bank fraud. In the action, the registrant alleged, among other things, that (i) Mulye breached fiduciary duties and usurped corporate opportunities as a member of the Board and Chief Scientific Officer and that Anand and Nostrum aided and abetted Dr. Mulye in such actions, (ii) Dr. Mulye, Anand and Nostrum tortiously interfered with prospective contractual relationships of the registrant, (iii) Dr. Mulye fraudulently induced us to enter in certain financial transactions, and (iv) Dr. Mulye, Anand and Nostrum conspired to breach fiduciary duties and steal valuable corporate opportunities. We requested a jury trial and sought compensatory and punitive damages and a constructive trust over corporate opportunities usurped from us.

         On July 31, 2007, we together with Synovics Labs entered into a settlement agreement with all parties to the various actions. Under the terms of the settlement agreement, all pending actions and proceedings between the parties were dismissed with prejudice, the parties mutually released one another and all pre-settlement agreements were terminated, including the Technology License and ANDA Agreement. In connection with the termination of the ANDA Agreement, the Company and Synovics Labs assigned to Nostrum the Abbreviated New Drug Application for the Metformin Extended Release 500mg.

         As part of the settlement, 10,661,000 shares of our common stock that are owned by Nostrum have been placed in escrow pursuant to a separate escrow agreement (the "ESCROW SHARES"). If the guarantees of Dr. Mulye and Nostrum to the Bank of India ("BOI") in connection with our credit facility with BOI are extinguished in full or in part by May 1, 2008, the Escrow Shares will be released to us in an amount proportionate to the amount by which the guarantees have been extinguished. If by May 1, 2008, any Escrow Shares have not been released to us or if we fault on our credit facility with BOI and such default remains uncured for more than sixty days, any remaining Escrow Shares will be released to Nostrum. If the Escrow Shares are released to Nostrum and during the escrow period we issue additional shares of common stock or common stock equivalents to cause the Escrow Shares to represent less than 32% of our outstanding shares on a fully diluted basis, then we are required to issue to Nostrum additional shares of common stock so that the Escrow Shares together with the additional shares constitute 32% of our outstanding shares on a fully diluted basis. Such additional shares will be reduced proportionately if any of the Escrow Shares are released to us during the escrow period. As of the date hereof, the current amount of the outstanding principal loan balance with BOI is $7,200,000.

RESEARCH AND DEVELOPMENT

         As previously discussed, on July 31, 2007, both the Technology License Agreement and ANDA Agreement terminated. Up until that date, the drug candidates under development pursuant to those agreements were our primary drug candidates in development.

         We currently have agreements with several companies for the development of a number of OTC and prescription pharmaceutical products. Our role in these drugs varies depending on the agreement from development to transfer of existing FDA approved products for manufacture in our facilities. Some of these projects will require further filings with and approval by the FDA.

         We plan to continue to enter into agreements for the development of products and will especially focus on those products that provide a unique opportunity in the market that provide leverage of the Front-End strategy.

         Kirk plans to expand its OTC line by growing the categories it is currently producing with new generic versions of OTC brands in those categories. There are also plans to expand products by adding doses and container counts to existing products.

         As noted above, in March 2007, we announced an agreement for exclusive, world-wide rights to develop and commercialize PharmPro Division of Fluid Air Inc.'s proprietary over-the-counter (OTC) version of omeprazole. Development is ongoing with a target of filing with the FDA later in 2008. In addition, we are awaiting FDA approval for an ANDA submitted for our second RX product.

         We also plan to continue to execute our Front-End strategy via in-licensing 17 targeted ANDAs owned by Indian pharmaceutical companies and approved by the FDA. Licensing and marketing of these products will be subject to capital available to us over the next 18 months and, if such capital is available, for which there can be no assurances, we would not expect to have these products in the US market prior to 2010.

PATENTS AND TRADEMARKS

         Prior to the enactment in the United States of new laws adopting certain changes mandated by the General Agreement on Tariffs and Trade ("GATT"), the exclusive rights afforded by a U.S. Patent were for a period of 17 years measured from the date of grant. Under

GATT, the term of any U.S. Patent granted on an application filed subsequent to June 8, 1995 terminates 20 years from the date on which the patent application was filed in the United States or the first priority date, whichever occurs first. Future patents granted on an application filed before June 8, 1995 will have a term that terminates 20 years from such date, or 17 years from the date of grant, whichever date is later.

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

         Though we own a handful of patents, at this time, we are not relying on any patented products for our operations. We rely upon unpatented proprietary and trade secret technology that we seek to protect, in part, by confidentiality agreements with our collaborative partners, employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. There can be no assurance that these agreements provide meaningful protection or that they will not be breached, that we will have adequate remedies for any such breach, or that our trade secrets, proprietary know-how, and technological advances will not otherwise become known to others. In addition, there can be no assurance that, despite precautions taken by us, others have not and will not obtain access to our proprietary technology.

GOVERNMENT REGULATION AND APPROVAL

         The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing and sale of our products are subject to regulation by one or more U.S. agencies, including the FDA and the DEA as well as several state and local agencies. In addition, we manufacture and market certain products in accordance with standards set by the United States Pharmacopoeial Convention, Inc. (USP). We believe that our policies, operations and products comply in all material respects with existing regulations.

U.S. FOOD AND DRUG ADMINISTRATION

         The FDA has jurisdiction over our marketing of our drug products. The FDA's jurisdiction extends to the manufacturing, testing, labeling, packaging, storage and distribution of these products.

         Some of our OTC pharmaceuticals are regulated under the OTC Monograph System and subject to certain FDA regulations. Under the OTC Monograph System, selected OTC drugs are generally recognized as safe and effective and do not require the submission and approval of an ANDA or NDA prior to marketing. The FDA OTC Monograph System includes well-known ingredients and specifies requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Drug products marketed under the OTC Monograph System must conform to specific quality and labeling requirements; however, these products generally can be developed with fewer regulatory hurdles than those products that require the filing of an ANDA or NDA. It is, in general, less costly to develop and bring to market a product produced under the OTC Monograph System. From time to time, adequate information may become available to the FDA regarding certain ANDA or NDA drug products that will allow the reclassification of those products as no longer requiring the approval of an ANDA or NDA prior to marketing. For this reason, there may be increased competition and lower profitability related to a particular product should it be reclassified to the OTC Monograph System. In addition, regulations may change from time to time, requiring formulation, packaging or labeling changes for certain products.

         Other of our products are marketed without approved applications. These products must meet certain manufacturing and labeling standards established by the FDA. The FDA's policy with respect to the continued marketing of unapproved products is stated in the FDA's June 2006 compliance policy guide, titled "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against such unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against unapproved drugs in certain categories, such as those marketed unapproved drugs with potential safety risks or that lack evidence of effectiveness. The FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, among other things, have been marketed for many years and, at this time, might not be subject to immediate enforcement action.

         We also have our first drug candidate that requires approval by the FDA through its ANDA process before it can be commercialized. Based on current FDA regulations, ANDAs and NDAs provide information on chemistry, manufacturing and control issues, bioequivalence, packaging and labeling. The ANDA process generally requires less time and expense for FDA approval than the NDA process. For approval of an ANDA, we must demonstrate that the product is bioequivalent to a marketed product that has previously been approved by the FDA and that our manufacturing process meets FDA standards. This approval process for an ANDA may require that bioequivalence and/or efficacy studies be performed using a small number of subjects in a controlled clinical environment and, for certain topical generic products, full clinical studies. Approval time currently averages seventeen months from the date the ANDA is submitted. Changes to a product marketed under an ANDA or NDA are governed by specific FDA regulations and guidelines that define when proposed changes, if approved by the FDA, can be implemented.

         All our products that are manufactured, tested, packaged, stored or distributed by us must comply with FDA cGMPs. The FDA performs periodic audits to ensure that our facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representations made to store brand customers or to regulatory action against the products made in that facility, including seizure, injunction or recall.

         During the past year, we had two inspections by the FDA, one for Kirk and one for ANDAPharm. In each case, the FDA issued a Form 483 advising us of deficiencies in our operations. We have responded to the FDA and have taken measures to make corrections to our operations to ensure continued compliance with the regulations of the FDA and cGMPs. To date, we have not had any company initiated recalls or have had any punitive actions taken by the FDA.

U.S. DRUG ENFORCEMENT AGENCY

         The DEA regulates certain drug products containing controlled substances and List I chemicals pursuant to the federal Controlled Substances Act (CSA). The CSA and DEA regulations impose specific requirements on manufacturers and other entities that handle these substances including registration, recordkeeping, reporting, storage, security and distribution. Recordkeeping requirements include accounting for the amount of product received, manufactured, stored and distributed. Companies handling either controlled substances or List I chemicals are also required to maintain adequate security and to report suspicious orders, thefts and significant losses. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation or denial of renewal of DEA registrations, injunctions, or civil or criminal penalties.

         We are subject to the requirements the CSA and DEA regulations in the handling of any controlled substances in schedules II - V or any of the List I chemicals identified in the CSA. As a result of series of amendments to the CSA, the DEA has imposed increased restrictions on the manufacture and distribution of certain products used by us. For example, the Comprehensive Methamphetamine Control Act of 1996 was enacted to authorize the DEA to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Comprehensive Methamphetamine Control Act of 1996 establishes certain registration and recordkeeping requirements for manufacturers of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or phenylpropanolamine (PPA).

         More recently, the Reauthorization Act of 2005 was signed into law on March 9, 2006. The Reauthorization Act of 2005 prevented the existing provisions of the Patriot Act from expiring and also included the Combat Meth Act. This law further amended the CSA and provided additional requirements on the sale of pseudoephedrine products. Among the various provisions, this national legislation places certain restrictions on the purchase and sale of all products that contain ephedrine, pseudoephedrine, or phenylpropanolamine (List I Chemical Products). Effective April 7, 2006, the Act imposed quotas on manufacturers which limits the amount of product that can be manufactured. On July 10, 2007, the DEA published an Interim Rule establishing regulations to implement the import and production quotas for List I Chemicals. Our ability to import and manufacture products may be limited by the annual quota granted by the DEA.

         The CSA, as amended, also imposed daily restrictions on the amount of List I Chemical Products a retailer may sell to a consumer (3.6 grams per day) and limitations on the amount of List I Chemical Products a consumer may purchase (9.0 grams) over a 30-day period. Further, effective September 30, 2006, the Act requires that (a) retail sellers place all List I Chemical Products behind the counter and maintain a logbook that tracks the sales of List I Chemical Products to individuals, and (b) purchasers provide valid identification in order to purchase List I Chemical Products. Many states have also enacted legislation regulating the manufacture and distribution of List I Chemicals. We are subject to these state requirements as well.

CONSUMER PRODUCT SAFETY COMMISSION

         Under the Poison Prevention Packaging Act, the CPSC has authority to designate that pharmaceuticals require child resistant closures to help reduce the incidence of accidental poisonings. The CPSC has published regulations requiring various products to have these closures and established rules for testing the effectiveness of child resistant closures and for ensuring senior adult effectiveness.

STATE REGULATION

         Most states regulate foods and drugs under laws that generally parallel federal statutes. We are also subject to other state consumer health and safety regulations which could have a potential impact on our business if we were ever found to be non-compliant.

UNITED STATES PHARMACOPOEIAL CONVENTION

         The USP is a non-governmental, standard-setting organization. Its drug monographs and standards are incorporated by reference into the Federal Food, Drug and Cosmetic Act as the standards that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed. USP standards exist for most Rx and OTC pharmaceuticals. The FDA typically requires USP compliance as part of cGMP compliance.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS AND SUPPLIERS

         The active pharmaceutical ingredients and other materials and supplies used in Kirk's manufacturing operation and to be used in our pharmaceutical manufacturing operations are generally available and purchased from many different foreign and domestic suppliers. However, in some cases, the raw materials used to manufacture products may be only available from a single FDA-approved supplier. For our products previously approved by the FDA, any change in a supplier not previously approved must be submitted through a formal approval process with the FDA. A delay of six months or more in the manufacture and marketing of the drug involved while a new supplier becomes qualified by the FDA and its manufacturing process is determined to meet FDA standards could, depending on the particular product, have a material adverse effect on our results of operations and financial condition. We will attempt to mitigate the potential effects of any such situation by providing for, where economically and otherwise feasible, two or more suppliers of raw materials for the drugs we manufacture. In addition, we may attempt to enter into a contract with a raw material supplier in an effort to ensure adequate supply for our products.

COMPETITION

         We compete in the OTC and generic prescription drug markets. These markets are highly competitive and are characterized by the frequent introduction of new products. Our competitors include large and small pharmaceutical companies such as Perrigo Company and Teva, many of which have considerably greater financial and other resources and are not as highly leveraged as we are. Our competitors may be better positioned to spend more on research and development, employ more aggressive pricing strategies, utilize greater purchasing power, build stronger vendor relationships and develop broader distribution channels than us. The private label or generic category has also become increasingly more competitive in certain of our product markets.

         The principal competitive factors in the our markets include: (i) introduction of other manufacturers' products in direct competition with our products, (ii) introduction of authorized products in direct competition with our products, particularly during exclusivity periods, (iii) consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups, (iv) ability of competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant products, (v) the willingness of customers, including wholesale and retail customers, to switch among manufacturers, (vi) pricing pressures and product deletions by competitors, (vii) a company's reputation as a manufacturer and distributor of quality products, (viii) a company's level of service (including maintaining sufficient inventory levels for timely deliveries), (ix) product appearance and labeling and (x) a company's breadth of product offerings. We believe that these factors and others will impact our product selection, development decisions and research plans.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

         No customer of Kirk was responsible for more than 25% of our sales revenues for the twelve months ended October 31, 2007. Sales to three customers accounted in the aggregate for approximately 54% of its revenues.

EMPLOYEES

         On January 21, 2008, we had approximately 140 employees. Effective February 11, 2008, David Coffin-Beach, President and Chief Operating Officer of the Company resigned and will remain a consultant to the Company for technical matters relating to the development of its omeprazole product. We are currently recruiting for a replacement for this position. In addition, we intend to hire for our developmental operations additional personnel with experience in clinical testing, government regulation, marketing and business development when the business warrants the expensem. Currently, our developmental operations fulfill several of its management functions through the use of independent contractors. These functions include scientific, regulatory, legal, and investor relations.

         We believe our relationship with employees is generally good. However, our ability to achieve our financial and operational objectives depends in large part upon our ability to attract, integrate, retain and motivate a qualified person to direct our research operations and other highly qualified personnel, when need for such personnel arises, and upon the continued service of our senior management and key personnel.

WEBSITE ACCESS TO FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

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

ITEM 1A. RISK FACTORS

         In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating an investment in us and in analyzing our forward-looking statements.

RISKS RELATED TO OUR BUSINESS

         WE HAVE SUBSTANTIAL INDEBTEDNESS OUTSTANDING AND ARE LATE IN THE PAYMENT OF CERTAIN OUTSTANDING NOTES.

         In order to finance the acquisition of Kirk and our ongoing operations, as of October 31, 2007, we incurred significant indebtedness of approximately $23,154,000 (including accrued interest) including, but not limited to, a senior secured credit facility from the Bank of India in the principal amount of $7,200,000, a note in the principal amount of $2,000,000 held by our President, Chief Operating Officer, Treasurer and Secretary of Kirk Pharmaceuticals, LLC and AndaPharm, LLC, a note in the principal amount of $1,250,000 held by an affiliate of Harcharan Singh, a note in the amount of $1,500,000 held by CB Distributors, convertible bridge notes in the principal amount of $2,950,000 issued during fiscal year 2005 and convertible bridge notes in the principal amount of $3,450,000 issued during fiscal year 2007. As of the date of this Annual Report on Form 10-K, we are late in the payment of notes in the principal amount of approximately $9,950,000.

         To date, two lawsuits have been brought against us by holders of certain bridge notes for default in payment on the notes, both of which are currently pending. In addition to our vulnerability to lawsuits, our substantial indebtedness could have other adverse consequences such as the following:

         o require the acceleration of payments under the applicable notes and cause the foreclosure on any collateral securing any of the notes.

         o require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce amounts available for working capital, capital expenditures, research and development, and other general corporate purposes;

         o limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

         o increase our vulnerability to general adverse economic and industry conditions;

         o place us at a disadvantage compared to our competitors that may have less debt than we do;

         o make it more difficult for us to obtain additional financing that may be necessary in connection with our business;

         o make it more difficult for us to implement our business and growth strategies; and

         o cause us to have to pay higher interest rates on future borrowings.

         Furthermore, certain holders of convertible bridge notes issued during the fiscal year ended 2007 may convert each share of Series B Preferred Stock held by such holder into fifteen shares of our common stock which would have the effect of diluting our shareholders.

         While we are seeking to repay such indebtedness from the offering of equity and/or debt securities and future cash flow from our operations, there are no assurances that we will raise adequate financing or generate sufficient cash flow. Our failure to reduce the level of our indebtedness and to become current on our outstanding indebtedness will have a material adverse effect on our business prospects, financial condition and results of operations.

         WE ARE CONTINUING TO ACCRUE PENALTIES FOR FAILURE OF A REGISTRATION STATEMENT TO BE DECLARED EFFECTIVE.

         As part of a private placement conducted during the fiscal year ended October 31, 2006, we committed to register the shares of common stock underlying certain convertible bridge notes and placement agent warrants promptly following the closing of the offering and to cause the registration statement to be declared effective no later than 120 days following closing. Although we subsequently filed a registration statement, it has not been declared effective and, as a consequence, we are accruing a penalty of $149,374 each month. There is no cap on the maximum amount of the penalties and we recognized penalties of $2,195,064during the year ended October 31, 2007.

         In addition, as part of a private placement conducted during the fiscal year ended October 31, 2007, we committed to register the shares of common stock and shares of common stock underlying certain warrants within 30 days following the final closing of the offering and to cause the registration statement to be declared effective no later than 150 days following final closing. We have not filed a registration statement and as a consequence, as of November 2007, we are accruing a penalty of $23,625 in the first month and $15,750 for each month thereafter, capped at $141,750.

         WE WILL REQUIRE ADDITIONAL CAPITAL, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

         To service our debt, fund research and development on an ongoing basis and fund the expansion of our manufacturing and distribution operations we will require substantial capital, which we may do through public or private equity or debt financing. In addition, we are seeking additional capital to extinguish the guarantees of Nostrum and Dr. Mulye to the Bank of India for our credit facility with the Bank of India. No representation can be made that we will be able to obtain additional financing or if obtained it will be on favorable terms, or at all. No assurance can be given that any offering if undertaken will be successfully concluded or that if concluded the proceeds will be material. Our inability to obtain additional financing when needed would impair our ability to continue our business.

         If any future financing involves the further sale of our securities, our then-existing stockholders' equity could be substantially diluted. On the other hand, if we incurred debt, we would be subject to risks associated with indebtedness, including the risk that interest rates might fluctuate and cash flow would be insufficient to pay principal and interest on such indebtedness.

         WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES.

         Since our inception in 1990, we have not been profitable. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have sustained losses in each year since our incorporation in 1990. We incurred net losses of $20,198,000, $8,571,000, $2,211,000, $1,124,000 and $760,000, for the years ended October 31, 2007, 2006, 2005, 2004 and 2003, respectively. As of October 31, 2007, our accumulated deficit was $73,601,000. We expect to realize significant losses for the current year of operation and to continue to incur losses until we are able to raise additional capital and generate sufficient revenues to reduce our level of indebtedness and support our operations and offset operating costs.

         OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our independent registered public accounting firm in its audit opinion issued in connection with our consolidated balance sheet as of October 31, 2007 and 2006 and our consolidated statements of operations, stockholder's equity and cash flows for the years ended October 31, 2007, 2006 and 2005, has expressed substantial doubt about our ability to continue as a going concern given our net losses and negative cash flows. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

         OUR FAILURE TO EXTINGUISH THE GUARANTEES OF NOSTRUM AND DR. MULYE BY MAY 1, 2008 MAY RESULT IN FURTHER DISAGREEMENTS BETWEEN MANAGEMENT AND NOSTRUM AND DR. MULYE.

         According to the settlement agreement with Nostrum and Dr. Mulye, if by May 1, 2008, the guarantees of Nostrum and Dr. Mulye on our Bank of India line of credit are not extinguished in whole or in part, then up to 10,661,000 shares of our common stock will be released from escrow to Nostrum, as adjusted pursuant to the settlement agreement. Such an event would cause Nostrum to become our largest shareholder and given the disagreements that management and Nostrum and Dr. Mulye had in the past, we would expect this to result in further disagreements in the procedural and substantive decision-making and operations of our business which in turn could have a material adverse effect on our operations and financial results.

         WE HAVE A RELATIVELY LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS.

         Although we have been in operation since 1990, our business model has evolved over time. Since the acquisition of Kirk in May 2006, our primary line of business is the manufacturing and distribution of OTC and prescription drugs and accordingly we have a relatively short operating history and limited financial data upon which you may evaluate our business and prospects. In addition, our business model is likely to continue to evolve as we attempt to expand our product offerings. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that are attempting to move into new markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

         o     develop new products;

         o     obtain regulatory approval of our products;

         o manage our growth, control expenditures and align costs with revenues;

         o     attract, retain and motivate qualified personnel; and

         o     respond to competitive developments.

         If we do not effectively address the risks we face, our business model may become unworkable and we may not achieve or sustain profitability or successfully develop any products.

         A FAILURE TO LOCATE AND HIRE A SUITABLE CHIEF OPERATING OFFICER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND FINANCIAL RESULTS.

         On February 11, 1008, David Coffin-Beach, President and Chief Operating Officer resigned. We are actively searching for a replacement to fill this position. No assurance can be given that we will be successful in locating and hiring a suitable new Chief Operating Officer in the reasonable future. Failure to do so will have a material adverse effect on our operations and financial results.

         MANY OF THE PRODUCTS MANUFACTURED BY US CONTAIN CONTROLLED SUBSTANCES, THE SUPPLY OF WHICH IS REGULATED.

         The raw materials used in many of our products are controlled substances and are regulated by the U.S. Drug Enforcement Administration. Consequently, their manufacture, shipment (including import and export), storage, sale and use are subject to the highest degree of regulation and accountability. Failure to comply with applicable laws and regulatory requirements may result in action such as civil penalties, refusal to renew necessary registrations, or proceedings to revoke those registrations and, in certain circumstances, criminal proceedings. If our registration were revoked, denied or suspended, or if the DEA or FDA were to rule against the permissibility of any of the APIs used in our OTC products, we could no longer lawfully possess or distribute controlled substances, or manufacture and distribute products containing the disallowed API and thereby having a material adverse effect on our operations.

         WE ARE DEPENDENT ON A SMALL NUMBER OF SUPPLIERS FOR OUR RAW MATERIALS AND ANY DELAY OR UNAVAILABILITY OF RAW MATERIALS CAN MATERIALLY ADVERSELY AFFECT OUR ABILITY TO PRODUCE PRODUCTS.

         The FDA requires identification of raw material suppliers in applications for approval of drug products. If raw materials were unavailable from a specified supplier, FDA approval of a new supplier could delay the manufacture of the drug involved. In addition, some materials used in our products are currently available from only one supplier or a limited number of suppliers.

         Further, a significant portion of our raw materials may be available only from foreign sources. Foreign sources can be subject to the special risks of doing business abroad, including:

         o greater possibility for disruption due to transportation or communication problems;

         o the relative instability of some foreign governments and economies;

         o interim price volatility based on labor unrest, materials or equipment shortages, export duties, restrictions on the transfer of funds, or fluctuations in currency exchange rates; and

         o uncertainty regarding recourse to a dependable legal system for the enforcement of contracts and other rights.

         In addition, recent changes in patent laws in certain foreign jurisdictions (primarily in Europe) may make it increasingly difficult to obtain raw materials for research and development prior to expiration of applicable United States or foreign patents. Any delay or inability to obtain raw materials on a timely basis, or any significant price increases that cannot be passed on to customers, can materially adversely affect our ability to produce products. This can materially adversely affect our business and operations.

         OUR FAILURE TO COMPETE EFFECTIVELY MAY LIMIT OUR ABILITY TO ACHIEVE PROFITABILITY.

         Competition in the pharmaceutical area is intense, and our competitors have substantially greater resources than the Company. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. Competition also comes from national brand companies and brand pharmaceutical companies. That competition could be intensified should those companies lower prices or manufacture their own store brand or generic equivalent products. Kirk's competition consists of many companies who are independent pharmaceutical drug manufacturers on a contractual basis and the pharmaceutical companies, which have manufacturing capabilities, and facilities, many of which have substantially greater financials and other resources.

         WE MAY FAIL TO ESTABLISH OR CULTIVATE STRATEGIC PARTNERSHIPS TO EXPAND OUR BUSINESS.

         We intend to develop its business model and build our business in part through strategic partnerships such as the strategic relationship we have with Glopec International. We may not be able to successfully form or manage such other partnerships, and if not, our ability to execute its business plan will be at risk.

         WE MAY BECOME SUBJECT TO INCREASED GOVERNMENTAL REGULATION, WHICH COULD INCREASE THE COSTS OR CAUSE THE COMPANY TO REVISE CERTAIN PRODUCT CLAIMS.

         The design, development, manufacturing and marketing of pharmaceutical compounds, on which our success depends, is subject to extensive regulation by the federal government, principally the FDA, and to a lesser extent, other federal and state government agencies. The Controlled Substances Act and other federal statutes and regulations govern the development, testing, manufacture, safety/effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. Non-compliance with applicable regulations can result in judicially and/or administratively imposed sanctions, including the initiation of product seizures, injunction actions, fines and criminal prosecutions.

         Administrative enforcement measures may involve the recall of products, as well as the refusal of an applicable government authority to enter into supply contracts or to approve new drug applications. The FDA also has the authority to withdraw its approval of drugs in accordance with regulatory due process procedures. The cost of complying with government regulations substantially increases the cost of producing our products.

         WE HAVE A LIMITED HISTORY OF RESEARCH AND DEVELOPMENT OR
         COMMERCIALIZATION OF DRUG PRODUCTS.

         We are developing generic Rx and OTC products. We believe we can successfully accomplish the development, manufacturing and launch of products by raising additional capital to sustain our operations, hiring requisite competent and experienced management and operational personnel, or teaming with other pharmaceutical companies to create strategic partnerships at various stages of the process. There is no assurance that any or all of this can be accomplished to the degree necessary to ensure a successful drug development and commercialization operation.

         WE FACE PRODUCT LIABILITY RISKS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE INSURANCE TO PROTECT IT AGAINST LOSSES.

         As a manufacturer and distributor of products that are intended to be ingested by consumers, even if sold to the consumer by a third party company and/or formulated in a third party's facility, we may be subject to various product liability claims, including, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. While no such claims have been made to date, any future product liability claims and the resulting adverse publicity could harm our business. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

         IF KEY PERSONNEL WERE TO LEAVE US OR IF WE ARE UNSUCCESSFUL IN ATTRACTING QUALIFIED PERSONNEL, OUR ABILITY TO DEVELOP PRODUCTS COULD BE MATERIALLY HARMED.

         We are highly dependent on our management, particularly Dr. Ronald Lane, a founder and our Chief Executive Officer. Our success depends in large part on our ability to attract and retain highly qualified scientific, technical and business personnel experienced in the development, manufacture and distribution of OTC and prescription drugs. The loss of the services of Dr. Lane or other key personnel could have a material adverse effect on our business.

         WE RELY ON TRADE SECRETS, UNPATENTED PROPRIETARY EXPERTISE AND CONTINUING INNOVATION TO PROTECT OUR PROPRIETARY INTERESTS.

         We rely particularly on trade secrets, unpatented proprietary expertise and continuing innovation that we seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants. We cannot provide assurance that these agreements will not be breached or circumvented. We also cannot be certain that there will be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. We cannot be sure that our trade secrets and proprietary technology will not otherwise become known or be independently developed by our competitors or, if patents are not issued with respect to products arising from research, that we will be able to maintain the confidentiality of information relating to these products. In addition, efforts to ensure our intellectual property rights can be costly, time-consuming and/or ultimately unsuccessful. Our success also depends in part on our continued ability to obtain patents, licenses and other intellectual property rights covering our products. There can be no assurance that our licenses, patents and patent applications are or will be sufficiently comprehensive to protect these products. The process of seeking further patent protection can be long and expensive, and there can be no assurance that we will have sufficient capital reserves to cover the expense of patent prosecution for any future applications or that all or even any patents will issue from any future patent applications or that any of the patents when issued will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.

         We may receive communications alleging possible infringement of patents or other intellectual property rights of others. We believe that in most cases we could obtain necessary licenses or other rights on commercially reasonable terms, but we may be unable to do so. In addition, litigation could ensue or damages for any past infringements could be assessed. Litigation, which could result in substantial cost to and diversion of efforts by us, may be necessary to enforce patents or other intellectual property rights of us or to defend us against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have a material adverse effect on us.

RISKS RELATED TO OUR COMMON STOCK

         OUR COMMON STOCK IS THINLY TRADED AND MAY EXPERIENCE PRICE VOLATILITY, WHICH COULD AFFECT A STOCKHOLDER'S ABILITY TO SELL OUR STOCK OR THE PRICE FOR WHICH IT CAN BE SOLD.

         There has been and may continues to be, at least for the immediate future, a limited public market for our common stock. On July 18, 2001, our common stock was delisted from quotation on the NASDAQ Small Cap Market due to non-compliance with certain continuing listing requirements. From July 19, 2001 to February 28, 2003, our common stock was quoted on the OTC Bulletin Board under the symbol BNRX.OB. From March 1, 2003 to July 12, 2005, our common stock was quoted on the "Pink Sheets" under the symbol BNRX.PK". On July 13, 2005, our common stock was approved by the NASD and appeared on the OTCBB with an unprimed quote. Three business days later, on July 18, 2005, HDSN showed a priced quote for BNRX.OB. Thirty days later, on August 15, 2005 all other market makers were eligible to appear on the OTCBB with their quotes, and have been quoted there through the present. The market price for our common stock, and for the stock of pharmaceutical companies generally, has been highly volatile. The market price of our common stock may be affected by:

         o     results of our clinical trials;

         o approval or disapproval of abbreviated new drug applications or new drug applications;

         o announcements of innovations, new products or new patents by us or by our competitors;

         o     governmental regulation;

         o     patent or proprietary rights developments;

         o     proxy contests or litigation;

         o news regarding the efficacy of, safety of or demand for drugs or drug technologies;

         o economic and market conditions, generally and related to the pharmaceutical industry;

         o     healthcare legislation;

         o     changes in third-party reimbursement policies for drugs; and

         o     fluctuations in our operating results.

         FUTURE SALES OF COMMON STOCK OR THE ISSUANCE OF SECURITIES SENIOR TO OUR COMMON STOCK OR CONVERTIBLE INTO, OR EXCHANGEABLE OR EXERCISABLE FOR, OUR COMMON STOCK COULD MATERIALLY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK, AND OUR ABILITY TO RAISE FUNDS IN NEW EQUITY OFFERINGS.

         Future sales of substantial amounts of our common stock or other equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or other equity-related securities. We can make no prediction as to the effect, if any, that future sales of shares of our common stock or equity-related securities, or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

         RIGHTS TO ACQUIRE SHARES OF OUR COMMON STOCK MAY HAVE A NEGATIVE EFFECT ON THE TRADING PRICES OF OUR COMMON STOCK AS WELL AS A DILUTIVE EFFECT.

         We have issued and may continue to issue warrants, options and other convertible securities at or below the current market price. As of October 31, 2007, we had outstanding 8,701,915 warrants and options as well as $2,950,000 bridge notes convertible at $3.00 per share, unless adjusted by formula per the convertible promissory note agreements. During the terms of such options, warrants and convertible securities, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock with resulting dilution in the interests of holders of common stock. The existence of such stock options, warrants and convertible notes could adversely affect the terms on which we can obtain additional financing, and the holders can be expected to exercise those exercise and conversion rights at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to the Company than those provided by the exercise or conversions of the securities. We also have the authority to issue additional shares of common stock and shares of one or more series of convertible preferred stock. The issuance of those shares could result in the dilution of the voting power of outstanding shares of common stock and could have a dilutive effect on earnings per share.

         IF PENNY STOCK REGULATIONS BECOME APPLICABLE TO OUR COMMON STOCK THEY WILL

         IMPOSE RESTRICTIONS ON THE MARKETABILITY OF OUR COMMON STOCK AND THE ABILITY OF OUR STOCKHOLDERS TO SELL SHARES OF OUR STOCK COULD BE IMPAIRED.

         The SEC has adopted regulations that generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. Exceptions include equity securities issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Unless an exception is available, the regulations require that prior to any transaction involving a penny stock, a risk of disclosure schedule must be delivered to the buyer explaining the penny stock market and its risks. Our common stock is currently trading at under $5.00 per share. Although we currently fall under one of the exceptions, if at a later time we fail to meet one of the exceptions, our common stock will be considered a penny stock. As such the market liquidity for our common stock will be limited to the ability of broker-dealers to sell it in compliance with the above-mentioned disclosure requirements.

           You should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

         o Control of the market for the security by one or a few broker-dealers;

         o     "Boiler room" practices involving high-pressure sales tactics;

         o Manipulation of prices through prearranged matching of purchases and sales;

         o     The release of misleading information;

         o Excessive and undisclosed bid-ask differentials and markups by selling broker- dealers; and

         o Dumping of securities by broker-dealers after prices have been manipulated to a desired level, which hurts the price of the stock and causes investors to suffer loss.

         We are aware of the abuses that have occurred in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, we will strive within the confines of practical limitations to prevent such abuses with respect to our common stock.

         IT MAY BE DIFFICULT FOR A THIRD PARTY TO GAIN CONTROL OF US, EVEN IF THE ACQUISITION OF CONTROL WOULD BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

         Our Restated Articles of Incorporation and the Nevada General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of us, even when those attempts may be in the best interest of our stockholders. Nevada law also imposes conditions on certain business combination transactions with "interested stockholders" (as defined therein). The Restated Articles provide for a staggered board, which makes it more difficult for the stockholders to change the majority of our directors. In addition, our Restated Articles authorize the Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect the voting power of the holders of our common stock.

         On September 8, 2006, our Board of Directors adopted a Rights Plan, the effect of which is to grant stockholders of record as of September 8, 2006, in the event of a transaction which is not an exchange or tender offer to all the stockholders and is on terms and price which a majority of certain members of the Board does not determine to be adequate and in the best interests of the Company, its stockholders and other constituencies the right to acquire during the period ended September 8, 2011 for each share held of record one additional share of common stock at a price equal to 33 1/3% of the then market price. The transaction is the acquisition by an "Acquiring Person" or group of such shares which would result in the person or group beneficially owing in excess of 20% of the outstanding shares of our common stock or the acquisition of by a 20% or more owner or group of owners of an additional 1% of the outstanding shares of common stock. The Plan also provides that in the event of a merger or other business combination in which the owners of all the outstanding shares prior to the transaction are not the owners of all the voting powers of the surviving corporation or in the event of a sale or transfer of more than 50% of our assets or earning power our stockholders of are to receive upon payment of the purchase price of $1,200 per share, shares of common stock of the acquiring company having a value equal to two times the purchase price. The existence of such Plan will have the effect of making us less attractive in the market to candidates not approved by certain members of the Board and thus reduce the possibility of a transaction being effected for the sale of our common stock or an asset or stock transaction which would result at a higher price than if the Rights Plan did not exist.

         OUR BY-LAWS HAVE BEEN RECENTLY AMENDED TO RESTRICT THE ABILITY OF STOCKHOLDERS TO PARTICIPATE IN THE ELECTION OF DIRECTORS AND THE PRESENTATION OF MATTERS AT STOCKHOLDER MEETINGS.

         On September 8, 2006,our By-laws were amended to provide that: (i) nominees for director at the annual meeting by stockholders other than by the Board can be made only by written notice to the Board delivered within a designated period prior to the meeting and provided certain information as to the nominee and the stockholder making such nomination is given to the Board in such notice, and (ii) business at the annual meeting can be introduced by the Board of Director or only by those stockholders who provide written notice not less than 40 nor more than 90 days prior to the annual meeting, containing a description of the business and reasons therefore and certain information as to the stockholders. Such provisions restrict the ability of stockholders to nominate directors and to introduce business as to the Company for consideration of the stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.  PROPERTIES

FACILITIES AND EQUIPMENT

         We currently lease our principal offices and manufacturing and distribution facilities of approximately 82,672 square feet, in Fort Lauderdale, FL. These leases expire in December 31, 2010 and April 30, 2012, respectively.

         Our total rental expense for fiscal year 2005, 2006 and 2007 was $25,967, $91,246 and $753,760 respectively.

ITEM 3.  LEGAL PROCEEDINGS.

         On January 18, 2008, we received a complaint filed by Bushido Capital Master Fund, L.P. and BCMF Trustees, LLC against us in the United States District Court, Southern District of New York. The complaint seeks recovery of an amount of no less than $579,395 arising from a default by us of a Convertible Promissory Note dated October 3, 2005 in the principal amount of $500,000. We are presently evaluating our options with respect to responding to this complaint.

         As previously reported, on May 11, 2007, we received from our agent for service of process in Nevada a copy of a Summons (the "SUMMONS"), together with a Notice of Motion, for Summary Judgment in Lieu of Complaint filed by Asia Pacific Investment Holdings Limited ("Asia Pacific"). In the Summons, Asia Pacific sought an order from the Supreme Court of the State of New York, County of New York (the "COURT"), granting summary judgment with respect to claims arising from an alleged default by us of the terms of a certain Convertible Promissory Note issued to Asia Pacific on April 17, 2006, in the principal amount of $1,500,000 (the "ASIA PACIFIC NOTE").

         On July 16, 2007, the Court issued a decision granting Asia Pacific's Motion for Summary Judgment in Lieu of Complaint. On September 7, 2007, we paid Asia Pacific $1,844,625 and on or around September 17, 2007, we paid a further amount of $10,500, the amount due to Asia Pacific under the Asia Pacific Note. Asia Pacific is still claiming from us its payment of attorneys' fees and the parties have reached an agreement in principle with respect to the payment of such fees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         On July 18, 2001, our common stock was delisted from quotation on the NASDAQ Small Cap Market due to non-compliance with certain continuing listing requirements. From July 19, 2001 to February 28, 2003, our common stock was quoted on the OTC Bulletin Board under the symbol BNRX.OB. Our common stock was quoted on the on the "Pink Sheets" from March 1, 2003 to July 12, 2005. On July 13, 2005 our common stock was approved by the NASD and appeared on the OTCBB with an unpriced quote. Three business days later, on July 18, 2005, HDSN showed a priced quote for BNRX.OB. Thirty days later, on August 15, 2005 all other market makers were eligible to appear on the Nasdaq OTCBB with their quotes, and have been quoted there through the present.

                                                         High             Low
                                                         ----             ----

Fiscal Year Ended October 31, 2007

Three months ended January 31, 2007                      2.00             1.30
Three months ended April 30, 2007                        1.60             1.00
Three months ended July 31, 2007                         1.55             0.85
Three months ended October 31, 2007                      1.01             0.65

Fiscal Year Ended October 31, 2006

Three months ended January 31, 2006                      3.50             1.90
Three months ended April 30, 2006                        4.50             2.25
Three months ended July 31, 2006                         4.60             3.50
Three months ended October 31, 2006                      3.70             1.60

         The foregoing quotations were provided by Etrade and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         As of January 31, 2008, there were 192 holders of record of our common stock. This figure does not represent the actual beneficial owners of our common stock because shares are held in "street name" by securities dealers and others for the benefit of individual owners.

DIVIDEND POLICY

         We have not declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividend in the foreseeable future. We currently intend to retain our future earnings, if any, to finance the further development of our business and execution of our long-term goals. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements, and financial condition and such other factors as the Board of Directors may consider.

         Further, our Credit Agreement with Bank of India prohibits the payment of dividends without the consent of the Bank

RECENT SALES OF UNREGISTERED SECURITIES

         During the year ended October 31, 2007, we issued unregistered securities to the persons, as described below. We believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us.

         o Between October and December 2006, Kirk issued short-term bridge notes in the principal amount of $700,000, bearing interest ranging from 10% to 20% per annum. In connection therewith, we issued warrants to acquire an aggregate of 466,664 shares of our common stock at initial exercise prices of between $2.00 and $3.00 per share (subject to adjustment in certain circumstances) with exercise periods ranging from three to five years. Of the warrants issued, warrants to acquire 75,000 shares of our common stock are exercisable on a cashless or net issuance basis. Of the notes issued, accrued and unpaid interest at maturity date of a note in the principal amount of $250,000 is convertible into 50,000 shares of our common stock. Notes in the principal amount of $450,000 were subsequently exchanged for units of the 2007 Private Placement (as discussed below).

         o On January 26, 2007, we completed an initial closing of a private placement, whereby we sold an aggregate of 1,000,000 units ("UNITS") to accredited investors (the transaction is referred to herein as the "2007 PRIVATE PLACEMENT"). During the fiscal year ended October 31, 2007, we completed subsequent closings of an additional 575,000 Units. Of the 1,575,000 Units sold, 450,000 Units were exchanged in lieu of repayment of certain bridge notes in the principal amount of $450,000. The price per Unit was $1.00 and each Unit consisted of (i) one share of our common stock; and (ii) a warrant to purchase, at any time prior to the third anniversary following the final closing of the Private Placement, one share of common stock at an exercise price of $3.00 per share, subject to adjustment in certain instances; except that with respect to 75,000 of the Units, the warrants were exercisable for half a share of our common stock at an exercise price of $1.50, subject to adjustment in certain instances. The warrants are also redeemable by us where the exercise price exceeds a certain amount. Further, the subscription agreement requires us to file a registration statement, covering the securities sold in the Private Placement within 30 days of final closing of the Private Placement and will use its best efforts to cause the registration statement to become effective within 90 days of final closing. If the registration statement has not been declared effective within 150 days following final closing, we agreed to pay to the investors liquidated damages, payable in cash or common stock, of 1.5% of the purchase price paid by the investor in the Private Placement and 1% of the purchase price paid by the investor in the Private Placement for each subsequent 30 day period, with the total of the foregoing capped at 9%.

         o On February 1, 2007, we entered into two consulting agreements, each providing for, among other things, the grant of five-year warrants to acquire 200,00 shares of our common stock at an exercise price of $2.00 per share, subject to adjustment in certain circumstances, or on a cashless or net issuance basis.

         o On March 23, 2007, we issued a five year warrant to acquire 500,000 shares of our common stock at an exercise price of $2.00 per share, subject to adjustment in certain circumstances.

         o On April 18, 2007, we entered into an employment agreement with our then Chief Operating Officer and President which provided for, among other things, the grant of seven year options to purchase 1,500,000 shares of our common stock at an exercise price of $2.00 per share, vesting annually in three equal installments. On February 11, 2008, this employment agreement was terminated with none of the options vesting.. By separate agreement, our then Chief Executive Officer and President was retained as a consultant and granted
(i) a five year option to acquire 125,000 shares of our common stock at an exercise price of $1.00 per share, and (ii) 125,000 shares of common stock.

         o On April 20, 2007, we entered into a Consulting Agreement with Harcharan Singh ("SINGH") and Kirk issued a promissory note to 2133820 Ontario, Inc., an affiliate of Singh, in the principal amount of $1,250,000 in exchange for cash equal to such principal amount. In connection with the Consulting Agreement, we issued 2,000,000 shares of our common stock to Singh and warrants to purchase a further 1,000,000 shares of common stock. In addition, if we achieve annual earnings before interest, taxes, depreciation and amortization (EBITA) of at least $20,000,000, then Singh will be entitled to a further grant of 1,000,000 shares of our common stock, and warrants to purchase 500,000 shares of our common stock. The warrants are exercisable for a period of seven years from the date of grant at an initial exercise price of $2.00, subject to adjustment in certain circumstances, and contain a cashless or net issuance component. The shares of common stock and the shares of common stock underlying the warrants also carry piggyback registration rights, subject to customary carve outs and exclusions.

         o On May 1, 2007, we granted five-year warrants to acquire an aggregate of 1,600,000 shares of our common stock at an exercise price of $1.36 per share in connection with a consulting agreement we entered into on February 1, 2007.

         o On July 5, 2007, we completed an initial closing of a bridge round of debt financing, whereby Kirk issued convertible bridge notes in the principal amount of $2,100,000 to accredited investors (the transaction is referred to herein as the "2007 CONVERTIBLE BRIDGE NOTE OFFERING"). During the fiscal year ended October 31, 2007, we completed subsequent closings of convertible bridge notes in the principal amount of $1,350,000. The bridge notes bear interest at 6% per annum increasing to 18% in the case of an event of default and have a maturity date of six months from the issuance date, unless earlier converted. Upon the closing of a Qualified Equity Financing (as defined in the convertible bridge notes), such convertible bridge notes automatically convert into our future Series C Preferred Stock to be issued in a Qualified Equity

         Financing at a premium of 110% of the unpaid principal and interest of the bridge notes. In addition, upon closing of the Qualified Equity Financing, holders of the bridge notes are entitled to receive common stock purchase warrants at an exercise price and other terms identical to the warrants to be issued in the Qualified Equity Financing. The amount of common stock into which the common stock purchase warrants are exercisable ranges from 40% to 50% of the number of shares of common stock issuable to bridge note holders upon conversion of the Series C Preferred Stock receivable upon conversion of the bridge notes, with the range depending on the timing of the initial closing of the Qualified Equity Financing. The bridge notes have been secured by a pledge by Ronald H. Lane, our Chief Executive Officer and Chairman of the Board, of 2,000,000 shares of our common stock owned by Mr. Lane. In addition, we agreed to issue 1,000,000 shares of Series B Convertible Preferred Stock to the bridge note holders. The Series B Convertible Preferred Stock will be convertible into our Company's common stock on a 1:15 basis in the event of default under the bridge notes, will have full ratchet anti-dilution protection, will be surrendered upon the completion of the Qualified Equity Financing, will have voting rights on an as converted basis and will be non-transferable other than in an event of default under the bridge notes.

         Axiom Capital Management, Inc. ("Axiom") acted as placement agent in the 2007 Convertible Bridge Note Offering. Pursuant to a letter agreement dated June 5, 2007, Axiom are entitled to a cash commission of 10% of the purchase price of the convertible bridge notes plus warrants to purchase 10% of the number of shares into which the bridge notes are convertible.

         o On July 9, 2007, we entered into an employment agreement with Steven Getraer as our Executive Vice President and Chief Financial Officer. The employment agreement provided for a grant of 600,000 shares of our common stock exercisable for seven years at an initial exercise price of $2.00 per share and vesting annually in three equal installments, with the first installment vesting on July 10, 2008.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

         We did not purchase any of our shares of common stock or other securities during the year ended October 31, 2007.

COMPARATIVE STOCKHOLDER RETURN

         The table below shows a five-year comparison of cumulative total return for the Company with the cumulative total returns for the Russell 2000 Index and the NASDAQ Biotechnology Index. Data points are, for the Company, the last day of each fiscal year and, for the indices, October 31 of each year. The last day of our fiscal year for fiscal years 2002 through 2007 is noted in each of the columns below. The table assumes an investment of $100 at the beginning of the period. The table was prepared by CTA Integrated Communications.

                                                  [PERFORMANCE GRAPH]

                                     10/31/2002   10/31/2003     10/31/2004    10/31/2005    10/31/20006    10/31/2007
----------------------------------------------------------------------------------------------------------------------
SYNOVICS PHARMACEUTICALS, INC.        $100.00      $ 62.50        $ 50.00       $575.00        $500.00        $200.00
----------------------------------------------------------------------------------------------------------------------
RUSSELL 2000 INDEX                    $100.00      $141.42        $156.30       $173.12        $205.31        $221.69
----------------------------------------------------------------------------------------------------------------------
NASDAQ BIOTECHNOLOGY INDEX            $100.00      $139.85        $135.92       $147.58        $159.33        $174.38
----------------------------------------------------------------------------------------------------------------------


ITEM 6.   SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and with our management's discussion and analysis of financial condition and results of operations, provided elsewhere herein and attached to this Report commencing on page F-1.

                                                                    YEAR ENDED
                                                                   OCTOBER 31,
                                                                   -----------
                                           2007            2006            2005           2004           2003
Gross Revenues                      $23,466,311     $10,516,000          $8,192        $98,767        $32,005
Net Revenues                        $23,466,311     $10,516,000          $8,192        $98,767        $31,978
Cost of Sales                       $16,837,126      $8,158,000         $45,289        $18,269         $5,829
Gross Profit (Loss)                  $6,629,185      $2,358,000        ($37,097)       $80,498        $26,149
Operating Expenses                  $16,893,656      $5,977,000      $1,874,468       $866,913       $468,418
Other Income (Expense)             ($10,593,413)    ($3,910,000)      ($999,695)     ($337,921)     ($317,253)
Net Loss                           ($20,857,884)    ($7,529,000)    ($2,911,260)   ($1,124,336)     ($759,522)
Basic and Diluted Loss Per Share         ($1.09)         ($0.33)         ($0.14)        ($0.14)        ($0.17)

Weighted Average Shares
   Outstanding (1)                   19,070,573      26,044,630      20,094,784      7,840,496      4,352,600
Balance Sheet Data:

                                                                    YEAR ENDED
                                                                   OCTOBER 31,
                                                                   -----------
                                           2007            2006            2005           2004           2003
Working Capital (Deficit)          ($19,580,429)    ($5,289,000)    ($3,713,386)   ($3,079,327)   ($3,661,647)
Total Assets                        $23,333,897      $38,88,650     $16,911,555     $2,875,306     $2,210,696
Total Liabilities                   $31,438,023     $25,779,163      $5,607,804     $3,779,939     $3,707,993
Stockholders equity (deficit)       ($8,104,126)    $13,103,487     $11,303,751      ($904,633)   ($1,497,2970)

----------
(1)  These shares do not include 8,701,915, 1,947,751, 620,472, 910,370, and
     713,836 shares of common stock for the years ended October 31, 2007, 2006, 2005, 2004 and 2003, respectively, that may be issued upon exercise of outstanding stock options, warrants and convertible preferred stock as they are antidilutive.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS WELL AS CERTAIN STATEMENTS AND INFORMATION UNDER ITEM 1 "BUSINESS" INCLUDE CERTAIN FORWARD LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," "INTENDS," "PLANS" AND "ANTICIPATES" AND SIMILAR TERMS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS THAT RELATE TO OUR FUTURE PERFORMANCE. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED HERE.

OVERVIEW

         We were incorporated on December 22, 1990 under the laws of the State of Nevada. On April 11, 2006, we name changed our corporate name from Bionutrics Inc. to our current name. Since our incorporation, we engaged in various lines of business in pharmaceutical and dietary supplement products. In May 2006, we acquired Kirk and its affiliate, ANDAPharm LLC, both Florida limited liability companies. We have one additional operating subsidiary, Synovics Labs. Inc. Our principal offices are located at 5360 NW 35 Avenue, Fort Lauderdale, FL 33309 During fiscal year ended October 31, 2007, we relocated our principal offices to Fort Lauderdale, Florida from Phoenix, Arizona.

         We are a specialty pharmaceutical company implementing what is referred to as an off shore "Front-End" growth strategy - the core of our business model. This strategy incorporates targeting a series of partnering relationships with Indian pharmaceutical companies to supply us with low-cost competitive pharmaceutical products, both active pharmaceutical ingredients ("APIS") and finished dosage forms. As a result of the acquisition of Kirk and ANDAPharm in May 2006, we have a facility in Ft. Lauderdale operating under cGMP (current good manufacturing practices) guidelines for the manufacturing and distribution of over-the-counter ("OTC") private label drugs and prescription drugs (Rx).

          We have initiated our Front-End strategy, which sources products developed and manufactured in India, and packages and distributes to our customers through our Florida operation. Our access to low-cost raw materials and manufacturing is the cornerstone of the Front-End strategy and key to our dual objectives of growing our OTC business and introducing a pipeline of Rx generic drugs. A critical key to this strategy and its implementation is our alliance with Harcharan (Harry) Singh, of Glopec International, a pharmaceutical industry veteran with a 20 year proven track record of sourcing competitive pharmaceuticals products for North America from Asia and Europe.

         Our key assets can be summarized as:

         o Private label OTC drug manufacturer - Kirk Pharmaceuticals, Fort Lauderdale, Florida;

         o DEA licensed for controlled substances, Schedule 2, 3, 3N, 4, 5 and List 1 chemicals ;

         o Containment suites for manufacture of highly regulated/toxic substances (e.g. hormones and anti-cancer);

         o    Robust pipeline of prescription Rx and OTC generic drug products;

         o    Access to difficult to source competitive APIs;

         o Manufacture in both U.S. and India - Package and Distribute in U.S;

         From 2005 to July 2007, our focus for revenue growth was the development of oral controlled-release generic drug formulations utilizing proprietary drug formulations and delivery technologies under license from Nostrum Pharmaceuticals, Inc. ("NOSTRUM"). During 2007, the focus and business model changed resulting from the impact of two factors: first, our disassociation from Nostrum following the July 2007 settlement of the Nostrum legal actions; second, our strategic alliance with Harry Singh established in April, 2007. This alliance is principally designed to assist us in sourcing low-cost APIs and generic drug applications (abbreviated new drug applications - ANDAs), submitted by Indian pharmaceutical companies to the United States Food and Drug Agency (FDA) and approved for sale in the United States drug market and is the foundation of our current business model.

         We are firstly a manufacturer, packager and distributor of private label, or store brand, OTC products to chain drug stores, wholesalers and distributors throughout the United States. The US market for manufacturing and distribution of OTC drugs, approximately $3.5 billion in size, is dominated by Perrigo Company, with sales approximating 50% of the total store brand or private label market. Recently, two large OTC manufacturers, Leiner Health Products and Pharmaceutical Formulations, Inc. (PFI), representing approximately $800 million in US sales ceased to supply the store brand OTC market. We believe that, with our focus on competitive pricing and customer service and with adequate capitalization, we can continue to grow our OTC business in the US substantially.

         Our OTC product categories include analgesics, cough cold, antihistamines, asthma relief and laxatives. Executing our Front-End strategy, Kirk has initiated the shifting of manufacturing of its high-volume commodity OTC drugs to India to effect cost savings and maintain competitiveness. These products are shipped in bulk from India to Ft Lauderdale for packaging and distribution to our customers. Our OTC products are subject to control by the United Stated Drug Enforcement Aminstration ("DEA") and will continue to be manufactured (as well as packaged and distributed) through our Ft Lauderdale facilities.

         In addition to the OTC business, we are a manufacturer, packager and distributor of private label solid dosage Rx products. These products are sold through several distribution channels channels under exclusive or semi exclusive agreements. These agreements include minimum sales requirements.

         Our Front-End strategy is the source of our pipeline of 17 targeted in-licensed generic Rx drug (FDA approved) candidates. The Front-End strategy is founded on the fact that a variety of first-quality small to medium Indian pharmaceutical companies, well financed with state of the art manufacturing facilities, have developed and in many cases filed ANDAs with the FDA for the US market, but have no marketing - distribution presence in the US market, i.e. no front-end. Harry Singh has long standing business relationships with many of these companies (and their ownership) and is directing our initial steps of arranging agreements for ANDA in-licensing, low-cost APIs and contract manufacturing. We will source finished product from India, then package and distribute through Florida - the customer belongs to Synovics.

         As a result of historical events as well as the costs incurred in the acquisition of Kirk in 2006 and the disputes with Dr. Mulye and Nostrum, we have not been able to adequately generate enough cash to support its ongoing operations and service its debt. As a result there has been a continuing need for financing activities.

         Our subsidiary Kirk is a cash flow positive pharmaceutical business engaged in the development, manufacture and distribution of prescription and private label over-the-counter drugs for major drug store chains and distributors in the United States. Since its inception in 1999, it has sustained year to year growth through unique over-the-counter products combined with high quality and low cost manufacturing. The acquisition of Kirk was part of our overall strategy of creating an operational structure through which our product pipeline can be manufactured and distributed at the same as generating cash flow to support our research and development program.

         Since our inception through the current fiscal year, we have received an opinion noting the substantial doubt about our ability to continue as a going concern from our independent auditors due to the significant recurring operating losses. However, we intend to attempt to take the steps necessary to resolve the conditions giving rise to this opinion through the efforts outlined above.

CRITICAL ACCOUNTING POLICIES

         The section herein entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, goodwill, bad debts, income taxes, and contingent liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments as to the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

         The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

         The following discussion of critical accounting policies represents our attempt to report on those accounting policies which we believe are critical to our consolidated financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in this report.

         We have identified the following as critical accounting policies affecting us: Revenue Recognition and Income Taxes.

         REVENUE RECOGNITION

         We generally recognize product revenue at the time of shipment to the customer. Revenues from the sale of consignment inventory are recognized upon the sale of the inventory by third parties. Revenues from services are recorded at the time the service is rendered and/or reimbursable expenses are incurred.

         INCOME TAXES

         We have a history of losses. These losses generated sizeable federal net operating loss ("NOL") carryforwards as of October 31, 2007 of approximately $26,140,000 million.

         Generally accepted accounting principles require that we record a valuation allowance against the deferred income tax asset associated with these NOL carryforwards and other deferred tax assets if it is "more likely than not" that we will not be able to utilize them to offset future income taxes. Due to our history of unprofitable operations, we only recognize net deferred tax assets in those subsidiaries in which we believe that it is "more likely than not" that we will be able to utilize them to offset future income taxes in the future. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income. At October 31, 2007, net deferred tax assets were approximately $26,472,000 million.

         It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it may realize a portion of the NOL carryforwards and other deferred tax assets. However, the realization of such NOL carryforwards may be significantly limited if it is deemed that a change in ownership has occurred. For tax purposes, a change in ownership has occurred if an entity or group of entities that previously did not own 50% or more of us acquires enough new equity to raise its interest to more than 50% over a three year period. Subsequent revisions to the estimated net realizable value of the deferred tax assets could cause our provision for income taxes to vary significantly from period-to-period.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR YEAR ENDED OCTOBER 31, 2007 COMPARED TO YEAR ENDED OCTOBER 31, 2006

         Total revenues for the year ended October 31, 2007 were $23,466,000, compared to $10,516,000 for the year ended October 31, 2006 an increase in excess of 123% over the prior year. Gross profit was approximately $6,629,000 for the year ended October 31, 2007, as compared with $2,358,000 for the year ended October 31, 2006, an increase of $4,271,000 or 180%. These increases result from several factors. First, is the inclusion in our financial statements of a full year of the results of Kirk Pharmaceuticals and ANDAPharm. These entities were acquired in May, 2006 and partial year results were included in the prior year's financial statements. Both of these operating entities had growth in their year on year sales resulting from price increases, new customers and additional products. Sales of one product group were negatively impacted by the interruption of supply during the fourth quarter of fiscal year 2007. It is anticipated that this product will be available again during the second quarter of 2008. Gross margin was impacted by changes in prices and costs. In addition, increased production and product mix positively impacted margins. We had increases in materials attributed to increases in the cost of petroleum. While we will attempt to pass on these increases to our customers, there can be not assurance that market conditions will allow for comparable increases. As a result, we may experience a decline in its gross profit percentage in the future.

         Our three largest customers represented approximately 54% of the sales for the year ended October 31, 2007 (68% in the prior year) Although we believe we have good working relationships with each of these customers, we are continuing to work to further relationships with these and other entities in order to broaden our sales base.

         Sales of products containing pseudoephedrine, ephedrine and/or guaifenesen accounted for approximately 63% of sales. These products have come under increasing government regulation due to the concern of these products in the production of methamphetamine.

         Total expenses for the year ended October 31, 2007 were $16,893,656 as compared with $5,977,000 for the year ended October 31, 2006. The increases in year to year expenses were primarily caused by the inclusion of Kirk and AndaPharm in our financial statements for the full year ended October 31,2007, as well as the cost of consulting agreements entered into in the normal course of business by the Company. In addition, expenses were higher due to the granting of options, and to the higher legal expenses in connection with the financing and legal activity of the Company. Our consulting expense was $6,818,602, the cost to the Company of granting options was $759,762, and legal fees incurred by us were, $1,900,003, for the twelve months ended October 31, 2007. The operating expenses of Kirk and ANDAPharm are in line with historical norms of Kirk and ANDAPharm. Increases were in line with normal operating conditions and the increase in revenues. There were no significant unusual expenses.

         The increase in interest expense to $6,400,000 from $3,910,000 relates to the increased debt that we incurred during the year as discussed elsewhere in this Annual Report on Form 10-

K. In addition, increased interest rates and other penalties relating to non-payment of debt negatively impacted the total for the year.

         The Loss on Litigation of $4,006,000 relates to the settlement agreement with Dr. Mulye and Nostrum whereby the Technology License Agreement and ANDA Agreement were terminated.

         As a result of the aforesaid, the net loss for the year ended October 31, 2007 was $20,857,854 as compared with $7,529,000 for the year ended October 31, 2006. The net loss per share was $.70 as compared with a loss of $.33 for the year ended October 31, 2006.

RESULTS OF OPERATIONS FOR YEAR ENDED OCTOBER 31, 2006 COMPARED TO YEAR ENDED OCTOBER 31, 2005.

         We acquired Kirk and Andapharm, in May 2006. Results for the period since acquisition through October 31, 2006 are included in our results for the year. Total revenues generated during the year ended October 31, 2006 amounted to $10,516,000, compared to $8,000 for the year ended October 31, 2005. Cost of revenues and gross profit was approximately $8,159,000 and $2,358,000 for the year ended October 31, 2006, respectively, versus $45,000 and a gross loss of $37,000 for the year ended October 31, 2005. The increase in revenues cost of revenues and gross profit was solely the result of our acquisition of Kirk.

         Total expenses for the year ended October 31, 2006 aggregated approximately $9.9 million, which resulted in a net loss of $8,571,000. This compares to net loss of $2,911,000 for the year ended October 31, 2005. The increase in net loss is due primarily to interest expense and the loss from the sale of InCon Processing during the year ended October 31, 2006. The net loss per share was $0.33, $0.14 and $0.14 for each of the years ended October 31,2006, 2005, and October 31, 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         YEAR ENDED OCTOBER 31, 2007, 2006, AND 2005

         To date, our operations have not generated sufficient cash flow to satisfy our capital needs. We have financed our operations primarily through the private sale of common stock, warrants and debt securities. We had a working capital deficit of approximately $19,580,429 at October 31, 2007, as compared with $5,289,000 and $3,713,386 at October 31, 2006, and 2005, respectively. Cash and cash equivalents were $0, $2,393,437 and $129,000 at October 31, 2007, 2006 and 2005, respectively.

         Net cash used in operating activities during the years ended October 31, 2007, 2006 and 2005 was $368,386, $5,200,000, $2,258,000, respectively.
The approximately $15,600,000 in net cash used in operating activities during the year ended October 31, 2007 was the result of our net loss of $20,200,00 offset by non cash expenses as well as changes in working capital levels. The approximately $5,200,000 in net cash used in operating activities during the year ended October 31, 2006 was the result of the net loss of approximately $8,600,000 in fiscal 2007, offset by non cash expense including the loss in the joint ventures of approximately $1,000,000 and the loan discount was approximately $1,200,000. The increase in net cash used in operating activities during the year ended October 31, 2005 resulted primarily from the net loss of approximately $2,900,000 in 2005, offset by non-cash expenses including equity in net loss of joint venture of $220,000, stock based compensation of approximately $44,000, a write down of inventory of approximately $44,000, as well as an interest accrual for accelerated interest on the Multiple Advance Non-Revolving Note of approximately $732,000, which was not paid in cash.

         Net cash used in investing activities during the years ended October 31, 2007, 2006 and 2005, was approximately $709,593 $10,400,000 and $350,000, primarily the result of the purchase of equipment and fees associated with acquisition activities.

         Net cash provided by financing activities during the years ended October 31, 2007, 2006, and 2005, was approximately $2,000,000, $17,800,000 and $2,108,000, respectively. The cash provided in 2007, 2006, and 2005 reflects approximately $1,800,000, $5,600,000 and $508,000 from the proceeds from the placement of common stock and warrants, and approximately $7,000,000, $13,000,000 and $1,600,000 from the proceeds from the issuance of notes payable, respectively.

         We are currently delinquent in the payment of obligations to bring current certain notes payable and currently have undertaken a capital raising effort to address such delinquency. There is no assurance that we will succeed in this effort.

         We will require additional equity and/or debt financing for fiscal year 2008 to fund our operations and to satisfy our debt service obligations. There can be no assurance given that we will be successful in the sale of our equity or obtaining additional capital from other sources or means.

         Our auditors have expressed in their audit report a qualification as to our ability to continue as a going concern. See Note 2 of the Notes to the Consolidated Financial Statements regarding our plans to address this concern.

         We have not entered into any material capital expenditure agreements, or engaged in any off balance sheet financing.

         The following table depicts our obligations and commitments as of October 31, 2007 to make future payments under existing contracts or contingent commitments.

                                                                 PAYMENTS DUE BY PERIOD
                                                     LESS THAN 1                                 AFTER 5
CONTRACTUAL OBLIGATIONS                   TOTAL          YEAR       1-3 YEARS     4-5 YEARS       YEARS

Note payable - bank                    $ 7,200,000   $ 1,750,000   $ 5,450,000   $         -   $         -
Note payable - shareholders & others     3,250,000     3,250,000             -             -             -
Other notes payable                      8,175,000     8,175,000             -             -             -

  Capital lease obligations                174,820        52,297       122,523             -             -
                                       -----------   -----------   -----------   -----------   -----------

                                       $18,799,820   $13,227,297   $ 5,572,523   $-            $-
                                       ===========   ===========   ===========   ===========   ===========


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We do not invest in or own any market risk sensitive instruments entered into for trading purposes or for purposes other than trading purposes. All loans made to us have been for fixed interest rates and accordingly, the market risk to us prior to maturity is minimal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the Consolidated Financial Statements for the fiscal year ended

October 31, 2007, the Notes thereto and Independent Auditors' Report thereon commencing at Page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

         Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including our principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures as of October 31,2007 had deficiencies that caused our controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. Management is presently evaluating its options with its auditor to address these deficiencies. There have been no significant changes to our internal controls or other factors that could significantly affect internal controls subsequent to the period covered by this Annual Report.

ITEM 9B. OTHER INFORMATION.

2007 CONVERTIBLE BRIDGE NOTES OFFERING

         The following disclosure would have otherwise been filed as an amendment to Form 8-K under the heading "Item 1.01 - Entry into a Material Definitive Agreement.", "Item 2.03 - Creation of Direct Financial Obligation" and "Item 3.02 - Unregistered Sales of Equity Securities."

         As previously reported, on July 5, 2007, we and Kirk completed an initial closing of a bridge round of debt financing, whereby Kirk issued convertible bridge notes in the principal amount of $2,100,000 to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended. During the fiscal year ended 2007, Kirk issued additional convertible promissory notes in the principal amount of $1,350,000. The total gross proceeds of such offering were $3,450,000.

         The convertible bridge notes bear interest at 6% per annum increasing to 18% in the case of an event of default and have a maturity date of six months from the issuance date, unless earlier converted. Upon the closing of a qualified equity financing, the bridge notes automatically convert into our future Series C Preferred Stock to be issued in a qualified equity financing at a premium of 110% of the unpaid principal and interest of the bridge notes. In addition, upon closing of the qualified equity financing, holders of the bridge notes are entitled to receive common stock purchase warrants of the Company at an exercise price and other terms identical to the warrants to be issued in the qualified equity financing. The amount of common stock into which the common stock purchase warrants are exercisable ranges from 40% to 50% of the number of shares of common stock issuable to bridge note holders upon conversion of the Series C Preferred Stock receivable upon conversion of the bridge notes, with the range depending on the timing of the initial closing of the qualified equity financing.

         The convertible bridge notes have been secured by a pledge by Ronald H. Lane, our Chief Executive Officer and Chairman of the Board, of 2,000,000 shares of our common stock owned by Dr. Lane. In addition, we agreed to issue 1,000,000 shares of our Series B Convertible Preferred Stock to be held by Axiom Capital Management, Inc. as nominee of the bridge note holders. The Series B Convertible Preferred Stock will be convertible into our common stock on a 1:15 basis in the event of default under the bridge notes, will have full ratchet anti-dilution protection, will be surrendered upon the completion of the Qualified Equity Financing, will have voting rights on an as converted basis and will be non-transferable other than in an event of default under the bridge notes.

         Axiom Capital Management, Inc. ("Axiom") acted as placement agent in the 2007 Convertible Bridge Note Offering. Pursuant to a letter agreement dated June 5, 2007, Axiom are entitled to a cash commission of 10% of the purchase price of the convertible bridge notes plus warrants to purchase 10% of the number of shares into which the bridge notes are convertible.

         The foregoing description is qualified in its entirety by the form of Convertible Bridge Note and letter agreement which are attached as an exhibit hereto.

     The securities were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

RESIGNATION OF DAVID COFFIN-BEACH

         The following disclosure would have otherwise been filed on Form 8-K under the heading "Item 3.02 - Unregistered Sales of Equity Securities." and "Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers."

         On February 11, 2008, David Coffin-Beach resigned as our President and Chief Operating Officer. No options granted under Mr. Coffin-Beach's employment agreement vested and by separate agreement Mr. Coffin-Beach was retained as a consultant and granted (i) a five year option to acquire 125,000 shares of our common stock at an exercise price of $1.00 per share, and (ii) 125,000 shares of our common stock.

         The securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ISSUANCE OF VCG&A WARRANTS

         The following disclosure would have otherwise been filed on Form 8-K/A under the heading "Item 3.02 - Unregistered Sales of Equity Securities."

         As previously reported, we entered into a consulting agreement with VCG&A, Inc. pursuant effective as of February 1, 2007. On May 1, 2007, we granted to VCG&A and its designees five-year warrants to acquire an aggregate of 1,600,000 shares of our common stock at an exercise price of $1.36 per share in connection with the said consulting agreement. Such warrants were issued in lieu of any options issuable under the said consulting agreement.

         The securities were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ISSUANCE OF MEYER WARRANT

         The following disclosure would have otherwise been filed on Form 8-K under the heading "Item 3.02 - Unregistered Sales of Equity Securities."

         On March 23, 2007, we issued a five year warrant to acquire 500,000 shares of our common stock at an exercise price of $2.00 per share, subject to adjustment in certain circumstances.

         The securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The following table sets forth certain information regarding our current directors, executive officers and key employees:

NAME                            AGE      POSITION

Ronald H. Lane, Ph.D.           63       Chairman of the Board, Chief Executive
                                         Officer,  Treasurer, Chief Financial
                                         Officer and Secretary
Steven Getraer                  60       Executive Vice President and Chief
                                         Financial Officer
William M. McCormick(1)(2)      67       Director
Richard M. Feldheim(1)(2)       65       Director
John S. Copanos                 37       President, Chief Operating Officer,
                                         Treasurer and Secretary of Kirk
                                         Pharmaceuticals, LLC and AndaPharm, LLC

----------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

BUSINESS EXPERIENCE

         The following is a brief account of the education and business experience during at least the past five years of our current directors, executive officers and significant employees, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

         RONALD HOWARD LANE, PH.D. has served as our Chairman of the Board and Chief Executive Officer since December 1994 and our predecessor, NutraGenics (Delaware), since April 1994. He also served as our President from inception to April 18, 2007. Chief Executive Officer and President of LipoGenics from July 1992 to October 1997. Dr. Lane is responsible for directing Synovics' corporate development and growth. He received a Ph.D. and post-doctorate NIH fellowship from the University of Wisconsin (Madison) in Neurophysiology. Dr. Lane spearheaded development of the technology at LipoGenics. He had been previously employed by Norcap Financial Corporation, The National Western Group, Inc. (an investment company), and Taylor Pearson Corporation.

         STEVEN GETRAER has served as our Executive Vice President and Chief Financial Officer since July 10, 2007. From August 2006 to July 9, 2007 he served as Chief Executive Officer of Kirk and President of Andapharm. Prior to joining Kirk, Mr. Getraer was an independent business consultant starting in 2003. Prior thereto, he held senior operating and financial positions with divisions of Henry Schein Inc., a multinational distributor of healthcare products, from 1999 to 2003 including serving as President of Schein Pharmaceuticals' Retail Division and Danbury Pharmacal Division. He also occupied several key operational management positions at Bristol-Myers Company (now Bristol-Myers Squibb), in addition to a tenure as General Auditor for that company's global operations. Mr. Getraer has a BS in accounting from Long Island University and he completed his course work for his MBA from New York University. He began his career in the pharmaceutical industry in 1976.

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

         JOHN S. COPANOS is the founder of Kirk and its affiliate ANDAPharm and is the President and Chief Operating Officer of Kirk and Chief Executive Officer of ANDAPharm which he founded in 1999. Mr. Copanos currently heads business development for Kirk and ANDAPharm.

         There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors, executive officers, promoters or control persons during the past five years.

THE BOARD OF DIRECTORS

         The Board of Directors is divided into three classes with each class of director elected for a staggered term of three years and until their respective successors is duly elected and qualified.

         During the fiscal year ended October 31, 2007, our Board of Directors held 7 meetings. No director who served during the fiscal year ended October 31, 2007 attended fewer than 75% of the meetings of the Board of Directors during that year.

         We do not have a formal policy regarding attendance by members of the Board of Directors at our annual meeting of stockholders, although it does encourage attendance by the directors. Historically, more than a majority of the directors have attended the annual meeting.

COMMITTEES OF THE BOARD

         We have established a standing audit committee and compensation committee of our Board of Directors with Messrs. Feldheim and McCormick as its members. Messrs. Feldheim and McCormick are independent directors, as defined under Rule 4200(a)(15) of the Nasdaq Marketplace Rules, even though such definition does not currently apply to us because we are not listed on Nasdaq. Mr. Feldheim is a CPA and has been designated as an audit committee financial expert.

NOMINATION OF DIRECTORS

         Our Board has not established a nominating committee because the Board believes that it is unnecessary in light of our size and the fact that a majority of our three board members are independent. Our Board does not utilize a nominating committee charter. In the event that vacancies on our Board of Directors arise, the board considers potential candidates for director, which may come to the attention of the board through current directors, professional executive search firms, stockholders or other persons. The board will consider candidates recommended by stockholders if the names and qualifications of such candidates are submitted in writing in accordance with the notice provisions for stockholder proposals to our corporate secretary. The board will consider properly submitted stockholder nominations for candidates for the board in the same manner as it evaluates other nominees. Following verification of the stockholder status of persons proposing candidates, recommendations are aggregated and considered by the board and the materials provided by a stockholder to the corporate secretary for consideration of a nominee for director are forwarded to the board. All candidates are evaluated at meetings of the board. In evaluating such nominations, the board seeks to achieve the appropriate balance of industry and business knowledge and experience in light of the function and needs of the board. The board considers candidates with excellent decision-making ability, business experience, personal integrity and reputation.

CODE OF ETHICS

         We have not yet adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller. Our examination of our corporate governance and other policies and procedures that relate to a larger enterprise have been interrupted by the time and effort required by the Nostrum dispute and our capital raising efforts. Shortly following conclusion of these matters, we expect to adopt a code of ethics applicable to all directors, officers and employees.

STOCKHOLDER COMMUNICATIONS

      Stockholders and other interested parties may contact the Board of Directors or the non-management directors as a group at the following address:
Board of Directors or Outside Directors 5360 NW 35 Avenue, Fort Lauderdale, FL 33309. All communications received at the above address will be relayed to the Board of Directors or the non-management directors, respectively. Communications regarding accounting, internal accounting controls or auditing matters may also be reported to the Board of Directors using the above address.

         Typically, we do not forward to our directors communications from our stockholders or other communications which are of a personal nature or not related to the duties and responsibilities of the Board, including:

     o   Junk mail and mass mailings

     o   New product suggestions

     o   Resumes and other forms of job inquiries

     o   Opinion surveys and polls

     o   Business solicitations or advertisements

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2007, we believe that during fiscal year 2007, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements except with respect to a late filing of Form 3 of David Coffin-Beach.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

PHILOSOPHY AND OBJECTIVES OF OUR COMPENSATION PROGRAM

         Our approach to executive compensation, one of the most important and also most complex aspects of corporate governance, is influenced by our belief in rewarding people for consistently strong execution and performance. We believe that the ability to attract and retain qualified executive officers and other key employees is essential to our long term success.

         Our plan to obtain and retain highly skilled employees is to provide significant incentive compensation opportunities and market competitive salaries. The plan was intended to link individual employee objectives with overall company strategies and results, and to reward executive officers and significant employees for their individual contributions to those strategies and results. Furthermore, we believe that equity awards serve to align the interests of our executives with those of our stockholders. As such, equity is a key component of our compensation program.

         The named executive officers for fiscal year ended October 31, 2007 are Ronald Lane, Chairman of the Board and Chief Executive Officer; David Coffin-Beach, Former President and Chief Operating Officer; Steven Getraer, Chief Financial Officer; John Copanos, Joe Esposito and Aldo Rodriguez. These individuals are referred to collectively in this Annual Report on Form 10-K as the "NAMED EXECUTIVE OFFICERS."

ADMINISTRATION OF OUR COMPENSATION PROGRAM

         The compensation committee endeavors to review the compensation of our Named Executive Officers at least on an annual basis to ensure that remuneration levels and benefits adequately incentivize such officers to perform at high levels, are reasonable in light of our corporate performance and continue to achieve the philosophy and objectives of our compensation program described above.

         The compensation committee had previously retained the services of Charas Consulting for the purposes of assisting the compensation committee in ensuring that they are competitive and appropriately linked to our long term success and creation of stockholders value. The compensation committee also periodically sought input from Charas Consulting on a range of external market factors, including evolving compensation trends, appropriate peer group companies and market survey data. Although the compensation committee reviews the compensation practices of its peer companies, due to shortage of cash does not adhere to strict formulas or survey data to determine the mix of compensation elements.

ELEMENTS OF OUR COMPENSATION PROGRAM AND HOW WE DETERMINE THE AMOUNT FOR EACH ELEMENT

         OVERVIEW

         The primary elements of our executive compensation program are base salary, bonus and stock and long term compensation typically in the form of stock option grants. Although we may in the future provide other types of compensation, these three elements are the principal means by which we endeavor to provide the Named Executive Officers with compensation opportunities.

         We have not had any formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, our compensation committee, after reviewing information provided by compensation surveys and publicly available filings of peer companies, determines subjectively what it believes to be the appropriate level and mix of the various compensation components. Ultimately, the compensation committee's objective in allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our company and our stockholders.

         We have entered into employment agreements during fiscal year ended October 31, 2007 with all of our Named Executive Officers except John Copanos, Joe Esposito and Aldo Rodriguez. Such employment agreements set forth base salaries, bonuses and, except in the case of Ronald Lane, stock option grants.

         BASE SALARY

         We pay a base salary to our Named Executive Officers. In general, base salaries for the Named Executive Officers are determined by evaluating the responsibilities of the executive's position, the executive's experience and the competitive marketplace. As appropriate, base salary adjustments will be considered and would take into account changes in the executive's responsibilities, the executive's performance and changes in the competitive marketplace.

      The base salary for our Chief Executive Officer was established pursuant to recommendations given to the compensation committee by the third party consultant, Charas Consulting, and the other named executive officer were established by the compensation committee based upon the recommendation of the Chief Executive Officer. We believe that the base salaries of the Named Executive Officers are appropriate within the context of the compensation elements provided to the executives and because they are at a level which remains competitive in the marketplace.

         BONUSES

         The Board of Directors may authorize us to give discretionary bonuses, payable in cash or shares of common stock, to the Named Executive Officers and other key employees. Such bonuses are designed to motivate the Named Executive Officers and other employees to achieve specified corporate, business unit and/or individual, strategic, operational and other performance objectives. Due to lack of adequate financial resources, no bonuses were awarded to Named Executive Officers during the fiscal year ended October 31, 2007 except for John Copanos.

         STOCK OPTIONS

         Compensation for executive officers also includes the long-term incentives afforded by stock options. Our stock option award program is designed to motivate our Named Executive Officers and assist in their retention. The size of the stock option grant is generally intended to reflect the executive's position with us and we generally grant stock options upon commencement of employment with us with an annual vesting schedule of three years to encourage key employees to continue their employment with us.

         OTHER COMPENSATION

         Our Named Executive Officers are eligible for the same level and offering of benefits that we may make available to other employees from time to time.

         We do not have any defined benefit pension or retirement plans.

POST-TERMINATION/ CHANGE OF CONTROL COMPENSATION

         We have arrangements with certain of the Named Executive Officers that may provide them with compensation following termination of employment. These arrangements are discussed below under "Agreements with Named Executive Officers".

TAX IMPLICATIONS OF EXECUTIVE COMPENSATION

         Our aggregate deductions for each Named Executive Officer compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officer exceeds $1 million, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Internal Revenue Code. At our 2007 Named Executive Officer compensation levels, we did not believe that Section 162(m) of the Internal Revenue Code would be applicable, and accordingly, we did not consider its impact in determining compensation levels for our Named Executive Officers in 2007.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

         RONALD LANE - CHIEF EXECUTIVE OFFICER
         On May 17, 2007, we entered into an employment agreement, dated as of January 30, 2007, with Ronald Lane for serving as the Company's Chief Executive Officer through January 30, 2010, renewable for an additional one year unless either we or Dr. Lane provides written notice of termination at least 60 days prior to the end of the term.

         The employment agreement provides for an annual base salary of $400,000 and, solely at the discretion of the Board of Directors, based on his performance and the Company's financial condition and operating results, a bonus payable in cash or shares of common stock. The agreement further provides that the Board may grant him options under any equity compensation plan in which he is eligible to participate. The agreement further provides that we owe Dr. Lane an amount to be mutually agreed by them (the "DEFERRED OBLIGATION").

         The agreement provides that if Dr. Lane's employment by us is terminated without cause, by his death, or by Lane for good reason (which includes a "change of control"), Mr. Lane will be entitled in addition to unpaid salary through the date of termination, payment of the Deferred Obligation and a severance amount of all or a portion (not less than one-half) of his base salary for one year based on the number of completed years of service under the Agreement. Change of Control is defined as a (i) change of holders of more than 50% of the voting stock by means of a consolidation or merger, (ii) the sale of all or substantially all of the assets or capital stock of the Company or (iii) the acquisition by a person or group of persons in one or a series of related transactions of more than 50% of the voting stock.

         In the event that we terminate Dr. Lane's employment for cause or Dr. Lane terminates his employment with us without good reason, Dr. Lane shall be entitled to any earned but unpaid base salary, the Deferred Obligation plus any unpaid reimbursable expenses through the date of termination of his employment.

         STEVEN GETRAER - EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER On July 10, 2007, we entered into an employment agreement with Mr.
Steven Getraer employing him as our Executive Vice President and Chief Financial Officer. Mr. Getraer's employment with us is for a three year term ending July 9, 2010, renewable for subsequent terms unless earlier terminated by either party. Mr. Getraer is entitled to a base salary of $265,000 per annum, increasing to $280,000 per annum commencing on August 10, 2008 and to $295,000 commencing on August 10, 2009. In addition, Mr. Getraer is entitled to a discretionary fiscal year-end bonus payable in cash and/or shares of our common stock and was granted options to acquire an aggregate of 600,000 shares of our common stock exercisable for seven years at an initial exercise price of $2.00 per share and vesting annually in three equal installments, with the first installment vesting on July 10, 2008. We may also in our discretion grant Mr. Getraer options pursuant to any eligible equity compensation plan.

            If we terminate Mr. Getraer's employment without cause, upon Mr. Getraer's death, or if Mr. Getraer terminates his employment for good reasons including a change of control event, he shall be entitled to the following severance: (i) Mr. Getraer's current base salary for one year; and (ii) any earned but unpaid base salary plus any unpaid reimbursable expenses through the date of termination of his employment. In the event that we terminate Mr. Getraer's employment for cause or Mr. Getraer terminates his employment with us without good reason, Mr. Getraer shall be entitled to any earned but unpaid base salary, unpaid bonus approved by the board plus any unpaid reimbursable expenses through the date of termination of his employment.

         DAVID COFFIN-BEACH - FORMER CHIEF OPERATING OFFICER On April 18, 2007, we entered into an employment agreement with Mr.
David Coffin-Beach employing him as our Chief Operating Officer. On February 11, 2008, Mr. Coffin-Beach resigned from this position. Mr. Coffin Beach's employment agreement provided for a three year term ending April 18, 2010 and may be automatically renewed for additional one year periods. He was entitled to a base salary of $300,000 per annum and a discretionary year end bonus payable in cash and/or shares of our common stock. In addition, Mr. Coffin-Beach was granted options to acquire an aggregate of 1,500,000 shares of the registrant's common stock exercisable for seven years at an initial exercise price of $2.00 per share and vesting annually in three equal installments, with the first installment vesting on April 18, 2008. At the date of Mr. Coffin-Beach's resignation, none of his options vested. We also had the discretion to grant Mr. Coffin-Beach options pursuant to any eligible equity compensation plan.

         If we terminated Mr. Coffin-Beach's employment without cause, upon Mr. Coffin-Beach's death or if Mr. Coffin Beach terminated his employment for good reasons including a change of control event, Mr. Coffin-Beach would have been entitled to the following severance: (i) Mr. Coffin-Beach's current base salary for one year plus any accrued bonus prior to termination; and (ii) any earned but unpaid base salary plus any unpaid reimbursable expenses through the date of termination of his employment. If we terminated Mr. Coffin-Beach's employment for cause or Mr. Coffin-Beach terminates his employment with us without good reason, Mr. Coffin-Beach would be entitled to any earned but unpaid base salary plus any unpaid reimbursable expenses through the date of termination of his employment. Mr. Coffin-Beach's resignation constituted termination by Mr. Coffin-Beach without good reason and he was paid accordingly.

HEDGING POLICY

         We do not permit the Named Executive Officers, to "hedge" ownership by engaging in short sales or trading in any options contracts involving our securities.

COMPENSATION COMMITTEE REPORT

         The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Item 11 of the Annual Report on Form 10-K for the fiscal year ended October 31, 2007. Based upon this review and its discussions with management, the Compensation Committee recommended to its Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

                                            William McCormick (Chairman)
                                            Richard Feldheim

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         As noted above, Messrs Feldheim and McCormick serve on our compensation committee. Except as set forth below, no member of our compensation committee has ever been an officer or employee of ours. During the last fiscal year, none of our executive officers served on the board of directors or on the compensation committee of any other entity, any officers of which served either on our board or on our compensation committee.

         From July 1992 until October 1996 Mr. Feldheim served as a Director, Secretary and Chief Financial Officer of LipoGenics, Inc., a now non-operating subsidiary of ours.

SUMMARY COMPENSATION TABLE

         The table below summarizes the compensation information in respect of the Named Executive Officers for the fiscal year ended October 31, 2007 and 2006.

                                                                                            CHANGE IN
                                                                                          PENSION VALUE
                                                                                               AND
                                                                                           NONQUALIFIED
                                                                             NON-EQUITY      DEFERRED
                                                    STOCK        OPTION    INCENTIVE PLAN  COMPENSATION    ALL OTHER
                      YEAR    SALARY        BONUS   AWARDS       AWARDS     COMPENSATION     EARNINGS    COMPENSATION      TOTAL
                      (1)                    (2)      (3)         (4)                                         (5)
     NAME AND
PRINCIPAL POSITION              ($)          ($)      ($)         ($)           ($)             ($)           ($)           ($)
------------------   -----    ------        -----   ------       ------    --------------  ------------  ------------      -----
Ronald Lane
 Chief Executive      2007   $400,000(6)      --       --          --           --              --          $11,000       $411,000
 Officer and
 Chairman of the
 Board

Steven Getraer
 Executive Vice       2007   $250,000(7)      --       --       $552,215        --              --             --         $802,215
 President
 and Chief
 Financial
 Officer(6)

David Coffin-Beach
  Former              2007   $161,600         --              $1,788,230         --             --           $4,400     $1,952,230
  President(8)

John Copanos
  President,          2007   $225,000    $25,000       --            --          --             --           $3,900       $253,900
  Chief Operating
  Officer,
  Treasurer and
  Secretary of
  Kirk
  Pharmaceuticals,
  LLC and
  ANDAPharm, LLC

Joe Esposito
  Director of         2007   $117,000         --        --           --          --             --           $2,700       $119,700
  Technical
  Operations

Aldo Rodriguez
  Controller          2007   $114,000         --        --           --          --             --             --         $114,000

                                       52

----------------

(1) The information is provided for each fiscal year which begins on November 1 and ends on October 31.

(2) No bonuses were granted to the Named Executive Officers in the fiscal year ended October 31, 2007.

(3) No stock awards were granted to the Named Executive Officers in the fiscal year ended October 31, 2007.

(4) The amounts reflect the compensation expense in accordance with FAS 123(R) of these option awards. The assumptions used to determine the fair value of the option awards for the fiscal year ended October 31, 2007 is set forth in note 9 of our financial statements for the year ended October 31, 2007. Our Named Executive Officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(5)  Represents amounts paid for health insurance premium.

(6) Does not include accumulated deferred compensation of $267,948.

(7) Mr. Getraer was appointed Chief Financial Officer on July 10, 2007. Prior to that from September 2006 until July 2007 he served as Chief Executive Officer of Kirk and President of ANDAPharm.

(8) $90,000 represents amount paid as an employee and $160,000 represents amount paid as a consultant.

(9) Mr. Coffin-Beach was appointed Chief Operating Officer on April 18,2007 and resigned from this position on February 11, 2008.

                           GRANTS OF PLAN-BASED AWARDS

         The following table sets forth information regarding grants of plan based awards to the Named Executive Officers during the fiscal year ended October 31, 2007.

                                                                                         ALL
                                                                                        OTHER
                                                                                        STOCK      ALL                  GRANT
                                                                                        AWARDS:   OTHER                 DATE
                                  ESTIMATED                      ESTIMATED              NUMBER    OPTION     EXERCISE    FAIR
                               POSSIBLE PAYOUTS                FUTURE PAYOUTS             OF      AWARDS:       OR      VALUE
                               UNDER NON-EQUITY                 UNDER EQUITY            SHARES    NUMBER       BASE      OF
                                   INCENTIVE                   INCENTIVE PLAN             OF        OF        PRICE     STOCK
                                  PLAN AWARDS                     AWARDS                 STOCK   SECURITIES     OF       AND
                         ----------------------------   -----------------------------     OR     UNDERLYING   OPTION    OPTION
                 GRANT   THRESHOLD   TARGET   MAXIMUM   THRESHOLD   TARGET    MAXIMUM    UNITS    OPTIONS     AWARDS    AWARDS
NAME             DATE       ($)       ($)       ($)        (#)       (#)        (#)       (#)       (#)       ($/SH)      (1)
----             ----    ---------   ------   -------   ---------   ------    -------   ------   ----------  --------   ------
David
Coffin-Beach    4/18/07                                           1,500,000(2)                                 $2.00  $1,788,230


Steven Getraer  7/10/07                                             600,000(2)                                 $2.00    $552,215

----------------

(1) The amounts reflect the compensation expense in accordance with FAS 123(R) of these option awards. The assumptions used to determine the fair value of the option awards for the fiscal year ended October 31, 2007 are set forth in note 9 of our financial statements for the year ended October 31, 2007. Our Named Executive Officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(2) Represents options that vest equally on the first, second and third anniversary of the grant date.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table sets forth information concerning stock options and stock awards held by the Named Executive Officers as of October 31, 2007.

                                    OPTION AWARDS                                           STOCK AWARDS
          ----------------------------------------------------------------   ----------------------------------------
                                                                                                 EQUITY      EQUITY
                                                                                                INCENTIVE   INCENTIVE
                                                                                                  PLAN        PLAN
                                                                                       MARKET     AWARDS:    AWARDS:
                                                                              NUMBER   VALUE      NUMBER     MARKET
                                                                               OF       OF         OF          OR
                                           EQUITY                             SHARES   SHARES    UNEARNED    PAYOUT
                                          INCENTIVE                            OR       OR        SHARES,   VALUE OF
                                            PLAN                              UNITS    UNITS      UNITS     UNEARNED
                                           AWARDS                              OF       OF         OR        SHARES,
            NUMBER OF       NUMBER OF     NUMBER OF                           STOCK    STOCK      OTHER     UNITS OR
           SECURITIES      SECURITIES     SECURITIES                           HELD    HELD      RIGHTS      OTHER
           UNDERLYING      UNDERLYING     UNDERLYING                           THAT    THAT       THAT       RIGHTS
           UNEXERCISED     UNEXERCISED    UNEXERCISED   OPTION                 HAVE    HAVE       HAVE        THAT
             OPTIONS         OPTIONS       UNEARNED    EXERCISE    OPTION      NOT      NOT       NOT       HAVE NOT
               (#)             (#)         OPTIONS       PRICE   EXPIRATION   VESTED   VESTED    VESTED      VESTED
NAME       EXERCISABLE    UNEXERCISABLE      (#)          ($)       DATE       (#)      ($)      (#)          ($)
----       -----------    -------------   -----------  --------  ----------   ------   ------    ------     --------
Steven
Getraer         --         600,000(1)         --          2.00    7-10-2014

David
Coffin-
Beach           --       1,500,000(1)         --          2.00    4-18-2014

--------

(1) Represents options that vest equally on the first, second and third anniversary of the grant date.


                        OPTION EXERCISES AND STOCK VESTED

         No options have been exercised by our Named Executive Officers during fiscal year ended October 31, 2007.

                                PENSION BENEFITS

         We do not provide pension benefits to the Named Executive Officers.

                       NONQUALIFIED DEFERRED COMPENSATION

         We do not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

            POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

         Please see the discussion under "COMPENSATION DISCUSSION AND ANALYSIS - AGREEMENTS WITH NAMED EXECUTIVE OFFICERS."

                              DIRECTOR COMPENSATION

          During the fiscal year ended October 31, 2007, no director compensation was paid. We pay all Board members reimbursement for expenses for each Board meeting attended.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding beneficial ownership of our common stock as of January 31, 2008 by (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of the Named Executive Officers, and (iii) all our directors and executive officers as a group. On such date, we had 19,177,186 shares of our common stock outstanding (not including 10,661,000 shares in treasury).

         As used in the table below and elsewhere in this Annual Report on Form 10-K, the term "beneficial ownership" with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following January 31, 2008.

                                                            PERCENTAGE OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER(1)   AMOUNT OWNED(2)    BENEFICIALLY OWNED
---------------------------------------   --------------     ------------------
Ronald Lane**(3)                             3,939,668              20.5%

Richard M. Feldheim**(4)                      405,529                2.1%

William M. McCormick**(5)                     811,167                4.2%

Steven Getraer**                                 0                    *

David Coffin-Beach**                             0                    *

Joe Esposito**                                   0                    *

Aldo Rodriguez**                                 0                    *

John Copanos**                                   0                    *

Nostrum Pharmaceuticals(6)                       0                    *
203 Somerset Court
Princeton, NJ 08540

Maneesh Pharmaceuticals                      1,500,000               7.8%
23-24 Kalpatru Court
C.G. Road, Chembour
Mumbaik 7 400 074
91 22 2520 2122

Harcharan Singh (7)                          3,000,000              14.9%
BMO Nesbitt Burns
1 First Canadian Place, 49th Floor
Toronto, ON M5X 1H3

NalinKant Amratlal Rathod (8)                2,198,018              11.3%
JL. Teregong Kecil A/1
Pondok Indah
Jakarta, Indonesia

Named Executive                              5,036,364              26.7%
Officers and Directors
as a Group
(eight persons) (9)

-------------
*Denotes less than a 1% interest in the Company

** His address is c/o Synovics Pharmaceuticals Inc., 2575 Camelback Road, Suite 450, Phoenix, AZ 85016

(1) Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power and with respect to all shares of common stock shown as beneficially owned by them.

(2) Includes shares of common stock issuable to the identified person pursuant to stock options or warrants that may be exercised within 60 days after January 31, 2008. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other stockholders.

(3) Includes 3,403,638 shares of common stock held of record by R.H. Lane Limited Partnership of which Dr. Lane is a general partner. He shares voting power over these shares with Richard M. Feldheim, a general partner. 2,000,000 shares of common stock have been pledged pursuant to a pledge agreement between Dr. Lane and Axiom Capital Management, Inc. Dr. Lane disclaims beneficial ownership of 60,000 shares of common stock held by such partnership for the benefit of other partners and 180,000 shares of common stock held by the partnership for the benefit of his wife.

(4) Includes 3,966 shares of common stock held of record by Abby's, Inc., a corporation controlled by Mr. Feldheim, and 401,563 shares of Common Stock held of record by the R. M. Feldheim Limited Partnership of which Mr. Feldheim is the general partner. Does not include 3,403,638 shares of common stock held by R.H. Lane Limited Partnership for the benefit of other partners. He shares voting power over the shares held by Abby's, Inc. and R.H. Lane Limited Partnership.

(5) Includes 120,000 shares of common stock issuable upon exercise of warrants, 10,000 shares of common stock held by Mr. McCormick's wife and 5,500 shares of common stock held by Mr. McCormick's minor children as to which shares he disclaims beneficial ownership.

(6) As previously reported by us, and elsewhere in this Annual Report on Form 10-K, 10,661,000 shares of common stock are being held in escrow pursuant to the terms of that certain Settlement Agreement entered into as of July 31, 2007 between Synovics, Synovics Labs, Nostrum and Dr. Mulye. Prior to entering into the said settlement agreement, based on Schedule 13D/A filed with the SEC on June 20, 2007, these shares were owned legally by Nostrum and none were owned directly by Dr. Mulye. Further, based on the aforementioned Schedule 13D/A, Dr. Mulye is the beneficial owner of all of the outstanding capital stock of Nostrum. These shares are being treated as treasury stock for accounting purposes.

(7) Includes 2,000,000 shares of common sock beneficially owned by Mr. Singh, and 1,000,000 shares of common stock issuable upon exercise of warrants.

(8) Includes 212,806 shares of common Stock beneficially owned by Mr. Rathod, which includes 116,156 shares of common stock that were purportedly transferred to Mr. Rathod in 2006 by Bali Holdings Limited (but for which Mr. Rathod has yet to receive share certificates from the Company's transfer agent) and 96,650 shares of Common Stock that are held for the benefit of Mr. Rathod by Merrill Lynch. The above referenced shares of common Stock also include 1,720,926 shares of Common Stock beneficially owned by Asia Pacific Investment Holdings Limited ("ASIA PACIFIC"), of which Mr. Rathod is the owner and sole director, and 250,000 shares of common sock acquirable by Asia Pacific under the terms of a Common Stock Purchase Warrant, dated as of April 17, 2006. These shares of common stock beneficially owned by Asia Pacific include (i) 216,018 shares of common stock that are held for the benefit of Asia Pacific by Royal Bank of Canada, (ii) 60,875 shares of common stock that are held for the benefit of Asia Pacific by Great Asian Holdings Limited, and (iii) 94,533 shares of common stock that are held by James M. Belcher, since Asia Pacific may be deemed to have shared voting power over those shares as a consequence of Mr. Belcher's inclusion on Asia Pacific's slate of nominees. The above referenced shares of common stock also include 14,286 shares of common stock beneficially owned by Technology Resources & Investments Limited ("TECHNOLOGY RESOURCES"), of which Mr. Rathod is the owner and sole director. Mr. Rathod shares the power to vote or to direct the vote or to dispose or direct the disposition of the 1,735,212 shares of common stock held in the aggregate (including 250,000 shares of common stock acquirable by Asia Pacific under the terms of a Common Stock Purchase Warrant, dated as of April 17, 2006) by Asia Pacific and Technology Resources because Mr. Rathod, as the 100% owner, controls each of those entities and, in his capacity as sole director, may act on behalf of each of those entities to vote or to direct the vote or to dispose or direct the disposition of the 1,735,212 shares of common stock they collectively hold (including 250,000 shares of common stock acquirable by Asia Pacific under the terms of a Common Stock Purchase Warrant, dated as of April 17, 2006). In the course of his business, Mr. Rathod also provides investment advice and consulting services to certain business associates who to his knowledge hold, collectively, approximately 310,000 shares of common stock (including certain shares of common stock held by Macro Power Ltd that are reflected as beneficially owned by Mr. Rathod in recent filings by the Company). Mr. Rathod disclaims beneficial ownership of those shares of common stock. The foregoing information is based upon a Schedule 13D/A filed with SEC on July 3, 2007.

(9)  Includes 120,000 shares of common stock issuable upon exercise of warrants.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         On October 31, 1996, our Board of Directors adopted the 1996 Stock Plan authorizing 570,000 shares of Common Stock (the "Plan"), subject to approval by stockholders at their next Annual Meeting. The purpose of the Plan is to further the interests of the Company and its stockholders by encouraging key persons associated with us to acquire shares of our common stock, thereby acquiring a proprietary interest in its business and an increased personal interest in its continued success.

         The following table sets forth information with respect to options issued by us during the fiscal year ended October 31, 2007.

                                                                                     NUMBER OF SECURITIES
                                                                                   REMAINING AVAILABLE FOR
                          NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                          BE ISSUED UPON EXERCISE       PRICE OF OUTSTANDING      EQUITY COMPENSATION PLANS
                          OF OUTSTANDING OPTIONS,      OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
                            WARRANTS AND RIGHTS                RIGHTS              REFLECTED IN COLUMN (A))
PLAN CATEGORY                       (A)                          (B)                         (C)
-------------             -----------------------    -------------------------    -------------------------
EQUITY COMPENSATION
PLANS APPROVED BY                     --                         --                          --
SECURITY HOLDERS

EQUITY COMPENSATION
PLANS NOT APPROVED BY              2,220,000(1)                                            450,000(2)
SECURITY HOLDERS
TOTAL

-------------

(1) Represents 2,100,000 options issued outside of our Plan and 120,000 options issued under our Plan.

(2)  Represents number of options issuable under our Plan.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         All related person transactions are reviewed and, as appropriate, may be approved or ratified by the Board of Directors. If a director is involved in the transaction, he or she may not participate in any review, approval or ratification of such transaction. Related person transactions are approved by the Board of Directors only if, based on all of the facts and circumstances, they are in, or not inconsistent with, our best interests and our stockholders, as the Board of Directors determines in good faith. The Board of Directors takes into account, among other factors it deems appropriate, whether the transaction is on terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person's interest in the transaction. The Board of Directors may also impose such conditions as it deems necessary and appropriate on us or the related person in connection with the transaction.

         In the case of a transaction presented to the Board of Directors for ratification, the Board of Directors may ratify the transaction or determine whether rescission of the transaction is appropriate.

VCG&A

         On February 1, 2007, we entered into a consulting agreement with VCG & A, Inc ("VCG&A"). for the provision of consulting services by VCG&A. The initial term of the consulting agreements was 6 months and shall be automatically renewed for an additional 6 months.

         The services to be provided by the Consultant under the Consulting Agreement shall be separated into two distinct phases. The first phase, which is not to exceed 180 days in duration, was structured to assist us in\ its capital raising efforts, the development of an overall business strategy and the negotiation and purchase of the rights to a certain key drug product (the "TARGET PRODUCT"). The second phase was structured to assist us in ongoing management, sales and marketing support. The services to be provided by VCG&A will advance from the first to the second phase upon the occurrence of certain conditions, including the purchase by us of the rights to the Target Product. The consulting agreement provides that in the event that the services to be provided by VCG&A do not advance from Phase I to Phase II, VCG&A shall provide first phase services for the remainder of the term.

         Under the consulting agreement, we agreed to pay VCG&A cash fees and royalties based upon the net sales of the Target Product. In addition, on May 1, 2007, we granted to VCG&A and its designees five-year warrants to acquire an aggregate of 1,600,000 shares of our common stock at an exercise price of $1.36 per share in connection with the said consulting agreement. Such warrants were issued in lieu of any options issuable under the said consulting agreement.

         David Coffin-Beach, our former President and Chief Operating Officer, acted as an independent consultant to VCG&A prior to joining us.

         The foregoing description is a summary and is qualified in its entirety by the consulting agreement, which is attached as an exhibit hereto and incorporated by reference herein.

SINGH TRANSACTION

         On April 20, 2007, we entered into a strategic alliance with Harcharan Singh ("SINGH"). In connection with this strategic alliance, we entered into a consulting agreement with Singh and Kirk LLC issued a promissory note to 2133820 Ontario, Inc., an affiliate of Singh, in the principal amount of $1,250,000 in exchange for cash equal to such principal amount.

         During the term of the consulting agreement, Singh is being retained to provide strategic consulting services to us and will participate as an observer of our board meetings. In consideration for these services, the consulting agreement provided that Singh is to receive a $10,000 monthly retainer commencing May 31, 2007, 2,000,000 shares of our common stock and warrants to purchase a further 1,000,000 shares of our common stock. In addition, if we achieve annual earnings before interest, taxes, depreciation and amortization (EBITA) of at least $20,000,000, then Singh will be entitled to a further grant of 1,000,000 shares of our common stock, and warrants to purchase 500,000 shares of our common stock. The warrants are exercisable for a period of seven years from the date of grant at an initial exercise price of $2.00, subject to adjustment in certain circumstances, and contain a cashless or net issuance component. The shares of common stock and the shares of common stock underlying the warrants also carry piggyback registration rights, subject to customary carve outs and exclusions.

         The term of the consulting agreement is for three years unless terminated earlier or extended for subsequent periods. If prior to the end of the term, we terminate the consulting agreement for any reason absent fraud, intentional misconduct or gross negligence, Singh will be entitled to an early termination fee of $120,000. In addition, in the event of a change of control event, Singh will be entitled to a fee of $250,000.

         The aforementioned note bears interest of 15% per annum with interest payments payable monthly commencing May 1, 2007 and matures on September 12, 2007. The Note was automatically exchangeable for 1,250,000 units of our then ongoing private placement upon the sale by us of a further 2,500,000 units. The Note was also exchangeable at the option of the holder for 1,250,000 units or if we are in default of the Note, 2,000,000 units.

         The foregoing description is a summary and is qualified in its entirety by the consulting agreement and promissory note, which are attached as exhibits hereto and incorporated by reference herein.

OMEPRAZOLE AGREEMENT

         On May 1, 2007, we executed a License and Supply Agreement with Fluid Air Inc. doing business as PharmPro ("FAI") for the development and commercialization of the over the counter generic version of Omeprazole.

         According to the license agreement, FAI granted us, under FAI's patent rights, an exclusive worldwide license to develop, commercialize and sublicense capsules containing the generic version of over the counter Omeprazole (the "DRUG Product"). The license agreement provides that FAI will be responsible for developing the Drug Product in accordance with the Drug Product development plan while we will be responsible for research and development activities and will file in our name, the appropriate regulatory filings with FAI being responsible for the chemistry, manufacturing and controls review portion of such filings. Once developed and necessary regulatory approvals have been obtained, we will be responsible for promoting, marketing and distributing the Drug Product supplied exclusively by FAI.

         As partial consideration for the rights granted, we paid
FAI a license fee of $500,000 with further payments due upon the completion of certain milestones. Commencing upon the first commercial sale of the Drug Product, we are also required to pay to FAI royalties on the net product sales of the Drug Product until the later of (i) the expiration of the last to expire FAI patent rights covering the Drug Product; and (ii) ten years from the first commercial sale of the Drug Product. Unless terminated sooner for cause, the license agreement will expire on a country by country basis on the expiration of our obligation to make royalty payments with respect to such country.

         No assurance can be given that any viable drug product will be developed or approved by regulatory authorities pursuant to the license agreement or if developed and approved that any material revenues to us will be generated.

         The license agreement was entered into as a result of an introduction to FAI made by VCG&A. As previously mentioned, Mr. Coffin-Beach, our former President and Chief Operating Officer, acted as an independent consultant to VCG&A prior to joining us.

         The foregoing description is a summary and is qualified in its entirety by the license agreement, which is attached as an exhibit hereto and incorporated by reference herein.

2007 CONVERTIBLE BRIDGE NOTES

         On July 5, 2007, we completed an initial closing of a bridge round of debt financing, whereby Kirk issued convertible bridge notes in the principal amount of $2,100,000 to accredited investors (the transaction is referred to herein as the "2007 CONVERTIBLE BRIDGE NOTE OFFERING"). During the fiscal year ended October 31, 2007, we completed subsequent closings of convertible bridge notes in the principal amount of $1,350,000. The bridge notes bear interest at 6% per annum increasing to 18% in the case of an event of default and have a maturity date of six months from the issuance date, unless earlier converted. Upon the closing of a Qualified Equity Financing (as defined in the convertible bridge notes), such convertible bridge notes automatically convert into our future Series C Preferred Stock to be issued in a Qualified Equity Financing at a premium of 110% of the unpaid principal and interest of the bridge notes. In addition, upon closing of the Qualified Equity Financing, holders of the bridge notes are entitled to receive common stock purchase warrants at an exercise price and other terms identical to the warrants to be issued in the Qualified Equity Financing. The amount of common stock into which the common stock purchase warrants are exercisable ranges from 40% to 50% of the number of shares of common stock issuable to bridge note holders upon conversion of the Series C Preferred Stock receivable upon conversion of the bridge notes, with the range depending on the timing of the initial closing of the Qualified Equity Financing.

         The bridge notes have been secured by a pledge by Ronald H. Lane, our Chief Executive Officer and Chairman of the Board, of 2,000,000 shares of our common stock owned by Mr. Lane. In addition, we issued 1,000,000 shares of Series B Convertible Preferred Stock to the bridge note holders. The Series B Convertible Preferred Stock is convertible into our Company's common stock on a 1:15 basis in the event of default under the bridge notes, has full ratchet anti-dilution protection, will be surrendered upon the completion of the Qualified Equity Financing, has voting rights on an as converted basis and will be non-transferable other than in an event of default under the bridge notes.

         Axiom Capital Management, Inc. ("Axiom") acted as placement agent in the 2007 Convertible Bridge Note Offering. Pursuant to a letter agreement dated June 5, 2007, Axiom are entitled to a cash commission of 10% of the purchase price of the convertible bridge notes plus warrants to purchase 10% of the number of shares into which the bridge notes are convertible.

         The foregoing description is a summary and is qualified in its entirety by the convertible bridge note and letter agreement which are attached as exhibits hereto and incorporated by reference herein.

SETTLEMENT OF NOSTRUM DISPUTE

         On July 31, 2007, we together with Synovics Labs entered into a settlement agreement with the various parties to the Nostrum actions. Under the terms of the settlement agreement, all pending actions and proceedings between the parties were dismissed with prejudice, the parties mutually released one another and all pre-settlement agreements were terminated, including the Technology License and ANDA Agreement. In connection with the termination of the ANDA Agreement, the Company and Synovics Labs assigned to Nostrum the Abbreviated New Drug Application for the Metformin Extended Release 500mg.

         As part of the settlement, 10,661,000 shares of our common stock that are owned by Nostrum have been placed in escrow pursuant to a separate escrow agreement (the "ESCROW SHARES"). If the guarantees of Dr. Mulye and Nostrum to the Bank of India ("BOI") in connection with our credit facility with BOI are extinguished in full or in part by May 1, 2008, the Escrow Shares will be released to us in an amount proportionate to the amount by which the guarantees have been extinguished. If by May 1, 2008, any Escrow Shares have not been released to us or if we fault on our credit facility with BOI and such default remains uncured for more than sixty days, any remaining Escrow Shares will be released to Nostrum. If the Escrow Shares are released to Nostrum and during the escrow period we issue additional shares of common stock or common stock equivalents to cause the Escrow Shares to represent less than 32% of our outstanding shares on a fully diluted basis, then we are required to issue to Nostrum additional shares of common stock so that the Escrow Shares together with the additional shares constitute 32% of our outstanding shares on a fully diluted basis. Such additional shares will be reduced proportionately if any of the Escrow Shares are released to us during the escrow period. As of the date hereof, the current amount of the outstanding principal loan balance with BOI is $7,200,000.

         The sole owner of Nostrum is Dr. Mulye Mulye who was formerly our largest shareholder and was formerly our Chief Scientific Officer and a member of our Board of Directors.

         The foregoing description is a summary and is qualified in its entirety by the settlement agreement, which is attached as an exhibit hereto and incorporated by reference herein.

COPANOS NOTE AMENDMENT

         As previously reported we entered into a promissory note in the principal amount of $3,000,000 with John Copanos (the "COPANOS NOTE") as partial consideration for the acquisition by us Kirk and ANDAPharm. Subsequently, on December 13, 2006 and on May 21, 2007, the Copanos Note was amended.

         On November 30, 2007, we entered into a further agreement amending the Copanos Note, as amended, according to which the interest rate on the outstanding principal of $2,000,000 and accrued and unpaid interest of $258,041.51 has been increased to 12% per annum retroactively to October 3, 2007 and the payment schedule for the payment of such principal and accrued and unpaid interest has been adjusted. In connection with the agreement, the parties executed mutual releases and we consented, in the case of default, to John Copanos obtaining a final judgment without necessity of a further hearing.

         John Copanos serves as the President, Chief Operating Officer, Treasurer and Secretary of Kirk Pharmaceuticals, LLC and AndaPharm, LLC.

         The foregoing description is a summary and is qualified in its entirety by the agreement, which is attached as an exhibit hereto and incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Miller Ellin & Company, LP. ("MILLER ELLIN") for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended October 31, 2007 and October 31, 2006 and fees billed for other services rendered by Miller Ellin during those periods.

                                     2007                       2006
                                     ----                       ----
Audit Fees(1)                       $70,000                   $84,000
Audit-Related Fees                    ---                       ---
Tax Fees                              ---                       ---
All Other Fees                        ---                       ---


--------

(1) Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Miller Ellin in connection with statutory and regulatory filings or engagements.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a) Documents filed as part of this Report

    (1) The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report

    (2) The financial statements listed in the Index are filed a part of this report.

    (3) List of Exhibits

        See Index to Exhibits in paragraph (b) below.

        The Exhibits are filed with or incorporated by reference in this report.

(b) Financial Statement Schedules

    None.

(c) Exhibits required by Item 601 of Regulation S-K.

EXHIBIT           DESCRIPTION
-------           -----------
3.1      Restated Articles of Incorporation (1)

3.2      Articles of Amendment to the Articles of Incorporation (1)

3.2a     Amendment to the Restated Articles of Incorporation(2)

3.3      Bylaws (1)

3.3a     Bylaws, as amended through September 20, 2006 (3)

4.1      Form of Certificate evidencing shares of common stock (1)

10.1 Form of Rights Agreement, effective as of September 8, 2006, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent (4)

10.2 Amendment No. 1 to Technology License Agreement, by and between the Company and Nostrum Pharmaceuticals, Inc., dated June 30, 2005 (5)

10.2a Amendment No. 2 to Technology License Agreement, by and between the Company and Nostrum Pharmaceuticals, Inc., dated August 31, 2005 (5)

10.2b Amendment No. 3 to Technology License Agreement, by and between the Company and Nostrum Pharmaceuticals, Inc., dated October 3, 2005 (6)

10.3 ANDA Ownership Transfer and Product License Agreement, dated as of May 17, 2006, by and between Nostrum Pharmaceuticals, Inc. and Synovics Laboratories, Inc. (7)

10.4 Letter Agreement, by and between the Company, Nostrum Pharmaceuticals, Inc. and Enem Nostrum Remedies Pvt. Ltd, dated September 27, 2005 (8)

10.5 Placement Agency Agreement, by and between the Company and Indigo Securities LLC, dated October 3, 2005 with respect to the Bridge Financing (6)

10.5a    Form of Subscription Agreement associated with the Bridge Financing (6)

10.5b    Form of 9% Convertible Bridge Notes (6)

10.5c    Form of Note offered in exchange for Convertible Bridge Note (4)

10.5d    Form of Bridge Warrants associated with the Bridge Financing (6)

10.5e Form of Registration Rights Agreement associated with the Bridge Financing (6)

10.6 Credit Agreement, dated as of May 22, 2006, between the Registrant and Bank of India, New York Branch (9)

10.6a Promissory Note, dated May 22, 2006, by the Registrant in favor of Bank of India, in the principal amount of $10,500,000 (9)

10.6b Security Agreement, dated May 22, 2006, by the Registrant in favor of Bank of India (9)

10.6c Corporate Guaranty, dated May 22, 2006, by Andapharm, Inc., Andapharm, LLC, Bionutrics Health Products, Inc., Incon Technologies, Inc., Kirk Pharmaceuticals, LLC, Kirk Pharmaceuticals, Inc., Lipogenics, Inc., Synovics Laboratories, Inc., and Nutrition Technology Corp. in favor of Bank of India (98)

10.6d Corporate Guaranty, dated May 22, 2006 by Nostrum Pharmaceuticals, Inc. in favor of Bank of India (9)

10.6e Individual Guaranty, dated May 22, 2006, by Dr. Nirmal Mulye in favor of Bank of India (9)

10.7     Promissory Note, dated May 23, 2006, by the Registrant in favor of John
         S. Copanos (10)

10.8 Form of Purchase and Sale Agreement by and among the Company, Asia Pacific Investment Holdings Limited, InCon Technologies, Inc., Bali Holdings, LLC, InCon Processing, LLC, InCon International, Inc., N.P. Shaikh and John R. Palmer, dated as of October 31, 2005 (11)

10.8a    Form of Consent of Noteholders to purchase (11)

10.9 Andapharm Purchase Agreement, dated as of July 28, 2005, between the Registrant and John S. Copanos (9)

10.10 Form of Warrant for investors in private placement that initially closed on January 26, 2007 (12)

10.11 Form of Warrant for investors in private placement that initially closed on January 26, 2007 (12)

10.12 Consulting Agreement between the Registrant and Saggi Capital Corp. dated February 1, 2007 (13)

10.13 Consulting Agreement between the Registrant and Bridge Ventures, Inc. dated February 1, 2007 (13)

10.14 Consulting Agreement between the Registrant and VCG&A, Inc. effective as of February 1, 2007 (14)

10.15 Employment Agreement dated as of April 18, 2007 between the Registrant and David Coffin-Beach (15)

10.16 Consulting Agreement dated April 20, 2007 between the Registrant and Harcharan Singh (16)

10.17 Promissory Note dated April 20, 2007 of Kirk Pharmaceuticals, LLC issued to 2138820 Ontario, Inc.(16)

10.18    License and Supply Agreement between the Registrant and Fluid Air,
         Inc. (17)

10.19 Employment Agreement dated as of January 30, 2007 between the Registrant and Ronald H. Lane, Ph.D. (18)

10.20 Employment Agreement dated July 10, 2007 between the Registrant and Steven Getraer (19)

10.21 Form of Convertible Bridge Note for 2007 convertible bridge note financing (20)

10.22    Settlement Agreement dated July 31, 2007 (21)

10.23 Promissory Note Dated August 31, 2007 in the principal amount of $1,500,000 issued by Kirk Pharmaceuticals, LLC in favor of CB Distributors, Inc. (22)

10.24 Purchase Agreement, dated as of August 31, 2007 between Kirk Pharmaceuticals, Inc. and CB Distributors, Inc. (22)

10.25 Agreement between Registrant and John Copanos dated as of November 30, 2007 (23)

10.26 Letter agreement between the Registrant and Axiom Capital Management, Inc. dated June 5, 2007.*

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

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

----------

*    Filed herewith

-- See Item 13 of the Company's Report on Form 10-K for the year ended October 31, 2005 for a list of other material agreements executed prior to October 1, 2005.

(1) Incorporated by reference to Registrant's Form 10 filed with the Commission on or about January 21, 1997.

(2) Incorporated by reference to Registrant's Form 10-K filed with the Commission on February 13, 2007.

(3) Incorporated by reference to Registrant's Form 8-K filed with the Commission on September 21, 2006.

(4) Incorporated by reference to Registrant's Form 8-K filed with the Commission on September 14, 2006.

(5) Incorporated by reference to Registrant's Form 10-K filed with the Commission on January 30, 2006.

(6) Incorporated by reference to Registrant's Form 8-K filed with the Commission on October 7, 2005, as amended on October 11, 2005.

(7) Incorporated by reference to Registrant's Form 8-K filed with the Commission on May 19, 2006.

(8) Incorporated by reference to Registrant's Form 8-K filed with the Commission on October 3, 2005.

(9) Incorporated by reference to Registrant's Form 8-K filed with the Commission on May 26, 2006.

(10) Incorporated by reference to Registrant's Form 8-K/A (amendment to 8-K filed on May 26, 2006) filed May 31, 2006

(11) Incorporated by reference to Registrant's Form 10-Q filed with the Commission on March 16, 2006

(12) Incorporated by reference to Registrant's Form 8-K/A filed February 2, 2007

(13) Incorporated by reference to Registrant's Form 8-K filed February 6, 2007

(14) Incorporated by reference to Registrant's Form 8-K filed February 8, 2007

(15) Incorporated by reference to Registrant's Form 8-K filed April 24, 2007

(16) Incorporated by reference to Registrant's Form 8-K filed April 26, 2007

(17) Incorporated by reference to Registrant's Form 8-K filed May 7, 2007

(18) Incorporated by reference to Registrant's Form 8-K filed May 17, 2007

(19) Incorporated by reference to Registrant's Form 8-K filed July 11, 2007

(20) Incorporated by reference to Registrant's Form 8-K filed July 11, 2007

(21) Incorporated by reference to Registrant's Form 8-K filed August 6, 2007

(22) Incorporated by reference to Registrant's Form 8-K filed September 7, 2007

(23) Incorporated by reference to Registrant's Form 8-K filed December 6, 2007

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SYNOVICS PHARMACEUTICALS INC.



Dated: February 13, 2008                          By: /S/ RONALD HOWARD LANE
                                                      --------------------------
                                                  Name:  Ronald Howard Lane
                                                  Title: Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Title                                                                Date

/S/ RONALD HOWARD LANE             Chief Executive Officer,    February 13, 2008
-------------------------------    Chairman of the Board
Ronald Howard Lane                 (Principal Executive
                                    Officer)


/S/ STEVEN GETRAER                 Chief Financial Officer     February 13, 2008
-------------------------------    (Principal Accounting
Steven Getraer                     Officer)



/S/ RICHARD M. FELDHEIM            Director                    February 13, 2008
-------------------------------
Richard M. Feldheim


/S/ WILLIAM M. MCCORMICK           Director                    February 13, 2008
-------------------------------
William M. McCormick

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Synovics Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Synovics Pharmaceuticals, Inc. and Subsidiaries as of October 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended October 31, 2007, 2006, and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synovics Pharmaceuticals, Inc. and Subsidiaries as of October 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, 2006, and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $19,580,426, and has experienced significant losses and negative cash flows. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 2.



                                                /s/ Miller, Ellin & Company, LLP
                                                   CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
February 13, 2008

                 SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  YEARS ENDED OCTOBER 31,
                                                        --------------------------------------------
                                                            2007            2006            2005
                                                        ------------    ------------    ------------
REVENUES, net                                           $ 23,466,311    $ 10,516,398    $      8,192


COST OF REVENUES                                          16,837,126       8,158,727          45,289
                                                        ------------    ------------    ------------

         GROSS PROFIT                                      6,629,185       2,357,671       2,357,671
                                                        ------------    ------------    ------------


OPERATING EXPENSES
  Research and development                                 1,289,833       1,200,000       1,521,508
  Selling, general, and administrative                    15,603,823       4,776,857         352,960
                                                        ------------    ------------    ------------
         Total expenses                                   16,893,656       5,976,857       1,874,468
                                                        ------------    ------------    ------------

         OPERATING LOSS                                  (10,264,471)     (3,619,186)     (1,911,565)
                                                        ------------    ------------    ------------


OTHER INCOME (EXPENSES):
Other income                                                  12,503              --          13,695
Interest expense, net                                     (6,400,962)     (3,909,716)       (792,976)
Impairment loss                                           (4,006,386)             --              --
Loss on disposal of assets                                  (198,568)             --              --

         Total other (expenses) income                   (10,593,413)     (3,909,716)       (779,281)
                                                        ------------    ------------    ------------

NET LOSS BEFORE PROVISION FOR
  INCOME TAX                                             (20,857,884)     (7,528,902)     (2,690,846)

PROVISION FOR INCOME TAXES                                        --              --              --
                                                        ------------    ------------    ------------

   NET LOSS FROM CONTINUING OPERATIONS                   (20,857,884)     (7,528,902)     (2,690,846)
   NET LOSS FROM DISCONTINUED OPERATIONS                          --              --              --
   Equity in the loss of InCon Processing, LLC                    --      (1,042,119)       (220,414)
                                                        ------------    ------------    ------------

NET LOSS                                                $(20,857,884)   $ (8,571,021)   $ (2,911,260)
                                                        ============    ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
 FROM CONTINUING OPERATIONS                             $      (1.09)   $      (0.29)   $      (0.13)
 FROM DISCONTINUED OPERATIONS                                     --           (0.04)          (0.01)
                                                        ------------    ------------    ------------

NET LOSS PER SHARE                                      $      (1.09)   $      (0.33)   $      (0.14)
                                                        ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                               19,070,573      26,044,630      20,094,784
                                                        ============    ============    ============

See notes to the consolidated financial statements.

                 SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                              OCTOBER 31,
                                                                                      ----------------------------
                                                                                          2007            2006
                                                                                      ------------    ------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                            $         --    $  2,393,437
 Trade receivables                                                                       3,206,793       2,037,860
 Inventory                                                                               1,928,009       2,376,480
 Prepaid expenses and other current assets                                                 302,937         922,670
                                                                                      ------------    ------------
                                                       Total Current Assets              5,437,739       7,730,447
                                                                                      ------------    ------------

PROPERTY
Net of accumulated depreciation of $490,771 & 163,303, respectively                      2,024,407       1,642,282
                                                                                      ------------    ------------

OTHER ASSETS:
 Security Deposits                                                                          87,548         379,622
 Note receivable                                                                           122,158              --
 Deferred financing fees                                                                 2,899,296       1,967,937
 Patents - net of  accumulated amortization of  $350,687 and $343,113, respectively      1,315,051      15,714,664
 Goodwill                                                                               11,447,698      11,447,698
                                                                                      ------------    ------------
                                                       Total Other Assets               15,871,751      29,509,921
                                                                                      ------------    ------------

TOTAL                                                                                 $ 23,333,897    $ 38,882,650
                                                                                      ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
 Accounts payable                                                                     $  4,716,702    $  3,226,664
 Notes payable - shareholders and others                                                 3,250,000       1,000,000
 Notes payable                                                                           8,175,000       4,087,047
 Accrued interest to shareholders and others                                             4,529,342       1,735,174
 Accrued liabilities                                                                     2,597,122       1,970,277
 Notes payable - bank                                                                    1,750,000       1,000,000
                                                                                      ------------    ------------
                                                       Total current liabilities        25,018,165      13,019,162
                                                                                      ------------    ------------

LONG-TERM LIABILITIES:
 Deferred revenues                                                                         847,334         980,363
 Long term debt, net of current portion                                                  5,450,000      11,500,000
 Capital lease obligation, net of current portion                                          122,523         279,638
                                                                                      ------------    ------------
                                                       Total Liabilities                31,438,023      25,779,163
                                                                                      ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock - $.001 par value - authorized, 5,000,000 shares;
    591,850 and 591,850 issued and outstanding, respectively
    (liquidation preference of $798,998)                                                   798,998         798,998
 Common stock - $.001 par value - authorized, 45,000,000 shares;
    29,838,186 and 22,681,725 issued and outstanding, respectively                          29,838          26,044
 Additional paid-in capital                                                             71,537,568      61,876,506
 Warrants                                                                                4,892,997       4,139,972
 Accumulated deficit                                                                   (74,261,117)    (53,403,233)
 Common stock in treasury                                                              (10,952,410)       (184,800)
Subscription receivable                                                                   (150,000)       (150,000)
                                                                                      ------------    ------------
                                               Total stockholders' equity (deficit)     (8,104,126)     13,103,487
                                                                                      ------------    ------------

TOTAL                                                                                 $ 23,333,897    $ 38,882,650
                                                                                      ============    ============

See notes to the consolidated financial statements.

                         SYNOVICS PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED OCTOBER 31,
                                                                                -----------------------------------
                                                                                      2007                2006
                                                                                ---------------      --------------
OPERATING ACTIVITIES:
Net loss                                                                          $(20,857,884)        $(8,571,021)
Adjustments to reconcile net loss to cash used in operating activities:
  Impairment of long lived assets                                                    3,362,837
  Depreciation and amortization                                                        596,634             122,911
  Equity in the loss of joint venture                                                        -           1,042,119
  Stock issued for interest                                                             89,473
  Stock and warants issued from note conversion                                      2,450,774
  Warants issued from convertible debt                                                 251,088
  Stock and warrants based compensation                                              6,507,842                   -
  Amortization of bridge loan discount                                                (931,359)          1,230,412
  Changes in operating assets and liabilities:
      Receivables                                                                   (1,168,933)           (113,335)
      Inventory                                                                        448,471             974,229
      Prepaids and other current assets                                                789,649            (386,222)
      Other assets                                                                           -                   -
      Accounts payable                                                               1,490,038          (1,985,106)
      Accrued liabilities                                                              626,845             866,346
      Accrued Interest                                                               2,794,168           1,735,174
Deferred Revenues                                                                     (133,029)            (80,932)
                                                                                ---------------      --------------
Net cash used in operating activities                                               (3,683,386)         (5,165,425)
                                                                                ---------------      --------------


INVESTING ACTIVITIES:
  Capital expenditures                                                                (709,593)           (447,939)
  Acquisition activities                                                                     -          (8,800,000)
  Patent acquisitions                                                                        -          (1,144,812)
                                                                                ---------------      --------------
Net cash provided in investing activities                                             (709,593)        (10,392,751)
                                                                                ---------------      --------------

FINANCING ACTIVITIES:
  Sale of common stock and warrants                                                  1,826,657           5,640,000
  Payment of deferred financing                                                              -            (840,639)
  Proceeds from debt                                                                 6,250,000          13,600,000
  Repayment of debt                                                                 (3,620,000)           (341,783)
  Renegotiation of bank note                                                        (2,300,000)                  -
  Repayment of leases                                                                 (157,115)           (234,784)
                                                                                ---------------      --------------
Net cash provided by financing activities                                            1,999,542          17,822,794
                                                                                ---------------      --------------


NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                    (2,393,437)          2,264,618

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       2,393,437             128,819
                                                                                ---------------      --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $          0         $ 2,393,437
                                                                                ===============      ==============


SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
ACTIVITIES:
  Settlement of debt through issuance of common stock                             $          -         $ 2,088,244
                                                                                ===============      ==============

See notes to the consolidated financial statements.

                 SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                              Preferred Stock                  Common Stock                      Warrants
                                       ----------------------------   ------------------------------   -----------------------------
                                          Shares          Amount          Shares          Amount          Number         Amount
                                       --------------   -----------   ---------------  -------------   -------------  --------------

Balances, October 31, 2004                   591,850       798,998        16,002,600         16,002         685,000         401,191

Issuance of common stock                           -             -         6,679,125          6,679               -               -

Warrants issued                                    -             -                 -              -         307,496         461,245

Warrants expired                                   -             -                 -              -        (555,000)       (350,786)

Options issued                                     -             -                 -              -               -               -

Options canceled                                   -             -                 -              -          (5,600)              -

Net Loss                                           -             -                 -              -               -               -

                                       --------------   -----------   ---------------  -------------   -------------  --------------
Balances, October 31, 2005                   591,850       798,998        22,681,725         22,681         431,896         511,650

Issuance of common stock                           -             -         3,362,902          3,363               -               -

Warrants issued                                    -             -                 -              -         444,996         300,326

Warrants expired                                   -             -                 -              -         (10,000)           (405)

Warrants issued in connection
with convertible bride notes                       -             -                 -              -        1,075,259      3,328,401

Beneficial conversion feature
of convertible bridge notes                        -             -                 -              -               -               -

Options issued                                     -             -                 -              -               -               -

Options canceled                                   -             -                 -              -          (6,000)              -

Net Loss                                           -             -                 -              -               -               -

Subscription receivable on
sale of warrants                                   -             -                 -              -               -               -

Acquisition of treasury stock                      -             -                 -              -               -               -

                                       --------------   -----------   ---------------  -------------   -------------  --------------
Balances, October 31, 2006                   591,850       798,998        26,044,627         26,044       1,936,151       4,139,972

Issuance of common stock                                                   1,095,000          1,095

Stocks and warrants issued                                                                                1,712,500         324,473

Warrants issued in connection
with convertible debt                                                        648,506            649         366,664         251,088

Warrants issued in connection
with note conversion                                                                                        525,000         177,464

Stock and warrants issued for sevices                                      2,000,000          2,000       4,900,000               -

Stocks and warrants issued for interest                                       50,000             50

Net Loss

Acquisition of treasury stock

                                       --------------   -----------   ---------------  -------------   -------------  --------------
Balances, October 31, 2007                   591,850      $798,998        29,838,133        $29,838       9,440,315      $4,892,997
                                       ==============   ===========   ===============  =============   =============  ==============

                                                                               Treasury stock
                                          Paid in       Accumulated     ---------------------------   Subscription   Stockholders'
                                          Capital         Deficit          Shares         Amount       Receivable   Equity (Deficit)
                                        -------------  --------------   ------------  -------------   ------------

Balances, October 31, 2004                39,800,127     (41,920,952)             -              -             -        (904,634)

Issuance of common stock                  14,651,720               -              -              -             -      14,658,399

Warrants issued                                    -               -              -              -             -         461,245

Warrants expired                             350,786               -              -              -             -               -

Options issued                                     -               -              -              -             -               -

Options canceled                                   -               -              -              -             -               -

Net Loss                                                  (2,911,260)             -              -             -      (2,911,260)

                                        -------------  --------------   ------------  -------------  ------------  --------------
Balances, October 31, 2005                54,802,633     (44,832,212)             -              -             -      11,303,750

Issuance of common stock                   7,499,542               -              -              -             -       7,502,905

Warrants issued                             (300,326)              -              -              -             -               -

Warrants expired                                 405               -              -              -             -               -

Warrants issued in connection
with convertible bride notes              (3,328,401)              -              -              -             -               -

Beneficial conversion feature
of convertible bridge notes                3,202,653               -              -              -             -       3,202,653

Options issued                                     -               -              -              -             -               -

Options canceled                                   -               -              -              -             -               -

Net Loss                                           -      (8,571,021)             -              -             -      (8,571,021)

Subscription receivable on
sale of warrants                                   -               -              -              -      (150,000)       (150,000)

Acquisition of treasury stock                      -               -         59,000       (184,800)            -        (184,800)

                                        -------------  --------------   ------------  -------------  ------------  --------------
Balances, October 31, 2006                61,876,506     (53,403,233)        59,000       (184,800)     (150,000)     13,103,487

Issuance of common stock                     550,690                                                                     551,785

Stocks and warrants issued                 1,501,114                                                                   1,825,587

Warrants issued in connection
with convertible debt                              -                                                                     251,737

Warrants issued in connection
with note conversion                       2,270,735                                                                   2,448,199

Stock and warrants issued for sevices      5,249,195                                                                   5,251,195

Stocks and warrants issued for interest       89,324                                                                      89,374

Net Loss                                                 (20,857,884)                                                (20,857,884)

Acquisition of treasury stock                                             0,661,000    (10,767,610)                  (10,767,610)

                                        -------------  --------------   ------------  -------------  ------------  --------------
Balances, October 31, 2007               $71,537,564    ($74,261,117)     0,720,000   ($10,952,410)     (150,000)     (8,104,130)
                                        =============  ==============   ============  =============  ============  ==============

See notes to the consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC.
INCOME STATEMENT
OCTOBER 31, 2007


REVENUES                                     Synovics        BHP      Lipogenics                Kirk      AJE   AJE   Consolidation
  Revenues                                                                                   23,466,311                  23,466,311
  Discounts/Allowance                                                                                                             0
                                            ---------------------------------------------------------------------------------------
      Net Revenues                                    0          0             0    0    0   23,466,311                  23,466,311

COST OF GOODS SOLD                                                                           16,837,126                  16,837,126
                                            ---------------------------------------------------------------------------------------

GROSS MARGIN                                          0          0             0    0    0    6,629,185                   6,629,185
                                            ---------------------------------------------------------------------------------------



OPERATING EXPENSES:
      Research                                        0                                       1,289,833                   1,289,833
      Salaries                                  774,019                                                                     774,019
      Fringe Salary Cost                         37,511                                                                      37,511
      Travel Expense                            153,820                                                                     153,820
      Legal                                   1,899,754        249                                                        1,900,003
      Accounting                                149,321                                                                     149,321
      Employment Agency                          60,334                                                                      60,334
      Lease expense                                   0                                                                           0
      Rent and Utilities                         60,387                                                                      60,387
      Express Mail                                2,674                                                                       2,674
      Telephone                                  11,355                                                                      11,355
      Insurance                                  67,477                                                                      67,477
      Supplies                                    5,093                                                                       5,093
      Maintenance & Repairs                       1,300                                                                       1,300
      Dues and Subscriptions                        325                                                                         325
      Pacific Stock Transfer fees                   295                                                                         295
      Fees & License                             75,632                                                                      75,632
      Consulting                              6,818,602                                                                   6,818,602
      Investor Relations                        187,715                                                                     187,715
      Stock option expense                      759,762                                                                     759,762
      Misc Taxes                                  1,842                                                                       1,842
      Computer Expense                            2,316                                                                       2,316
      Bank Fees                                  14,178        250                                                           14,428
      Depreciation and Amortization              32,914      4,253                              336,570                     373,737
      Misc                                           31                                       4,145,843                   4,145,874
                                            ---------------------------------------------------------------------------------------

      Total                                  11,116,657      4,752             0    0    0    5,772,247     0     0      16,893,656
Net operating income(loss)                  (11,116,657)    (4,752)            0    0    0      856,938     0     0     (10,264,471)

    Other income and expenses
        Interest  on Trust account                8,092                                                                       8,092
        Other income                              3,144                                           1,267                       4,411
        Interest on Notes payable            (6,128,807)                                       (272,155)                 (6,400,962)
        Gain/Loss Litigation                 (4,006,386)                                                                 (4,006,386)
        Gain/Loss Slae of Asset                 (45,321)   (31,253)                            (121,993)                   (198,568)

                                            ---------------------------------------------------------------------------------------
        Total other income                  (10,169,279)   (31,253)            0    0    0     (392,881)    0     0     (10,593,413)
                                                                                                                                  0
Net Income (Loss)                           (21,285,936)   (36,006)            0    0    0      464,057     0     0     (20,857,884)



                                                                       Depreciation - COGS      151,748
                                                                       Depreciation - SGA        80,190
                                                                       Amortization             256,380

                                                                                                488,318

                            SYNOVICS PHARMACEUTICALS, INC
                                    BALANCE SHEET
                                  OCTOBER 31, 2007

                                         ------------------------------------------------------------------------------
                                             BIO            BHP           LIPO          NTC        Bio Intl      Incon
                                         ------------------------------------------------------------------------------
 ASSETS
   Current Assets

    Cash                                       4,983          3,052            --            --          --           --
                                         -----------     ----------    ----------    ----------    --------    ---------
      Total Cash                               4,983          3,052            --            --          --           --

    Investment in InCon Processing LLC            --             --            --            --          --           --
    Investment in BIO                             --                      120,289            --          --           --
    Investment in BHP                          5,000                           --            --          --           --
    Investment in NTC                      7,000,500                           --            --          --           --
    Investment in INCON                           --                           --     7,000,000          --           --
    Investment in Kirk                    12,551,983
    Investment in LIPO                     1,097,600                           --            --          --           --
    Investment in Bio Intl                     2,275             --            --            --          --           --
    Investment in INCON                     (184,800)
    Investment in BIO                                                                                            184,800
    Investment in NuRx                            --             --            --       403,739          --        3,739
                                         -----------     ----------    ----------    ----------    --------    ---------
      Total Securities                    20,472,558             --       120,289     7,403,739          --      188,539

    Trade Receivable                              --             --            --            --          --           --
    Note Receivable                          122,158
    Other Receivable                      (4,535,350)            --            --            --          --           --
                                         -----------     ----------    ----------    ----------    --------    ---------


      Total Accounts Receivable           (4,413,193)            --            --            --          --           --

    Inventory                                     --             --            --            --          --           --
    Work in Process-Batches                       --             --            --            --          --           --
                                         -----------     ----------    ----------    ----------    --------    ---------
      Total Inventory                             --             --            --            --          --           --

    Intercompany BIO                              --     (8,702,354)   (1,560,568)   (9,890,994)    (66,907)   2,664,062
    Intercompany BHP                       8,702,354             --         7,743     1,657,361          --        7,868
    Intercompany NTC                       9,890,994     (1,657,361)      (14,895)           --          --      420,228
    Intercompany LIPO                      1,560,568         (7,743)           --        14,895          --       30,720
    Intercompany Bio Intl                     66,907             --            --            --          --      (66,382)
    Intercompany INCON                    (2,664,062)        (7,868)      (30,720)     (420,228)     66,382           --
    Intercompany Kirk
    Intercompany NuRx                             --             --            --            --          --     (407,477)
    Other Current  Assets                         --             --            --            --          --           --
    Prepaid Expenses                          90,680             --            --            --          --           --
                                         -----------     ----------    ----------    ----------    --------    ---------
      Total Other Current Assets          17,647,441    (10,375,326)   (1,598,440)   (8,638,966)       (525)   2,649,019
                                         -----------     ----------    ----------    ----------    --------    ---------

      Total Current Assets                33,711,790    (10,372,274)   (1,478,151)   (1,235,227)       (525)   2,837,558

    Fixed Assets
    Machinery & Equipment                     10,617         18,589            --            --          --           --
    Capitalized Leases                        24,354             --            --            --          --           --
    Computers                                  7,949         22,409            --            --          --           --
    Leasehold Improvements                        --             --            --            --          --           --
                                         -----------     ----------    ----------    ----------    --------    ---------
      PPE - Cost                              42,920         40,998            --            --          --           --
    Less accumulated depreciation            (42,920)       (40,998)           --            --          --           --
                                         -----------     ----------    ----------    ----------    --------    ---------
      PPE - Net                                    0             --            --            --          --           --

    Note Receivable                                              --            --            --          --           --
    Deferred Warrant Fees                  1,661,313
    Deferred Financing fees                1,237,983
    Goodwill                                      --
    Patents & Licensing Agreement            920,185         35,321        50,206            --          --           --
    Less accumulated amortization           (259,266)       (35,321)      (50,206)           --          --           --
                                         -----------     ----------    ----------    ----------    --------    ---------
     Net Intangibles                       3,560,214             --            --            --          --           --
                                         -----------     ----------    ----------    ----------    --------    ---------

     Total Fixed & Intangibles Assets      3,560,214             --            --            --          --           --
                                         -----------     ----------    ----------    ----------    --------    ---------

    Other Assets
    Deposit on Patent License                                    --            --            --          --           --

    Deposit on Kirk Bldg                      74,200

    Security deposit                          13,348             --            --            --          --           --
                                         -----------     ----------    ----------    ----------    --------    ---------

     Total Other Assets                       87,548             --            --            --          --           --
                                         -----------     ----------    ----------    ----------    --------    ---------

       TOTAL ASSETS                       37,359,553    (10,372,274)   (1,478,151)   (1,235,227)       (525)   2,837,558
                                         ===========    ===========    ==========    ==========    ========    =========

                                         -------------------------------------------------------------------------------------
                                                                             Consolidating /     CONSOLIDATED
                                          NuRx         Kirk        Debit   Elimanting Entries    (Totals Only)    Agree to F/S
                                         -------------------------------------------------------------------------------------
 ASSETS                                                                      Debit (Credit)
   Current Assets

    Cash                                       1        (270,604)                          --     (262,568.140)
                                         -------   -------------           ------------------    -------------
      Total Cash                               1        (270,604)                                     (262,568)        Y


    Investment in InCon Processing LLC        --                                                            --
    Investment in BIO                         --                                     (120,289)              --
    Investment in BHP                         --                                       (5,000)              --
    Investment in NTC                         --                                   (7,000,500)              --
    Investment in INCON                       --                                   (7,000,000)              --
    Investment in Kirk                                                            (12,551,983)              --
    Investment in LIPO                        --                                   (1,097,600)              --
    Investment in Bio Intl                    --                                       (2,275)              --
    Investment in INCON                                                               184,800               --
    Investment in BIO                                                                (184,800)              --
    Investment in NuRx                        --              --                     (407,478)              --
                                         -------   -------------           ------------------    -------------
      Total Securities                        --              --      --          (28,185,125)              --

    Trade Receivable                          --       3,206,793                                     3,206,793         Y
    Note Receivable                                                                                    122,158         Y
    Other Receivable                          --       4,535,350                           --               --
                                         -------   -------------           ------------------    -------------
                                                                                                            --

      Total Accounts Receivable               --       7,742,143      --                   --        3,328,951

    Inventory                                 --       1,928,009                                     1,928,009
    Work in Process-Batches                   --              --                           --               --
                                         -------   -------------           ------------------    -------------
      Total Inventory                         --       1,928,009      --                   --        1,928,009         Y

    Intercompany BIO                          --                                                   (17,556,761)
    Intercompany BHP                          --                                                    10,375,326
    Intercompany NTC                          --                                                     8,638,966
    Intercompany LIPO                         --                                                     1,598,440
    Intercompany Bio Intl                     --                                                           525
    Intercompany INCON                   407,477                                                    (2,649,019)
    Intercompany Kirk                                                                                       --
    Intercompany NuRx                         --                                                      (407,477)
    Other Current  Assets                     --                                                            --
    Prepaid Expenses                          --         212,256                           --          302,937
                                         -------   -------------           ------------------    -------------
      Total Other Current Assets         407,477         212,256      --                   --          302,937         Y
                                         -------   -------------           ------------------    -------------

      Total Current Assets               407,478       9,611,804      --          (28,185,125)       5,297,328         Y

    Fixed Assets
    Machinery & Equipment                     --       2,431,260                                     2,460,466
    Capitalized Leases                        --                                                        24,354
    Computers                                 --                                                        30,358
    Leasehold Improvements                    --              --                           --               --
                                         -------   -------------           ------------------    -------------
      PPE - Cost                              --       2,431,260      --                   --        2,515,178
    Less accumulated depreciation             --        (406,853)                          --         (490,771)
                                         -------   -------------           ------------------    -------------
      PPE - Net                               --       2,024,407      --                   --        2,024,407         Y

    Note Receivable                           --                                                            --
    Deferred Warrant Fees                                                                            1,661,313         A
    Deferred Financing fees                                                                          1,237,983         A
    Goodwill                                          11,447,698                                    11,447,698         Y
    Patents & Licensing Agreement             --         921,619                                     1,927,330         B
    Less accumulated amortization             --        (267,486)                          --         (612,279)        B
                                         -------   -------------           ------------------    -------------
     Net Intangibles                          --      12,101,830      --                   --       15,662,045
                                         -------   -------------           ------------------    -------------

     Total Fixed & Intangibles Assets         --      14,126,237      --                   --       17,686,452
                                         -------   -------------           ------------------    -------------


    Other Assets
    Deposit on Patent License                 --
    Deposit on Kirk Bldg                                                                                74,200
    Security deposit                          --              --                           --           13,348
                                         -------   -------------           ------------------    -------------

     Total Other Assets                       --              --      --                   --           87,548         Y
                                         -------   -------------   -----   ------------------    -------------

       TOTAL ASSETS                      407,478   23,738,041.91      --          (28,185,125)      23,071,329
                                         =======   =============   =====   ==================    =============

 ASSETS
   Current Assets

    Cash

      Total Cash                            TRUE

    Investment in InCon Processing LLC
    Investment in BIO
    Investment in BHP
    Investment in NTC
    Investment in INCON
    Investment in Kirk
    Investment in LIPO
    Investment in Bio Intl
    Investment in INCON
    Investment in BIO
    Investment in NuRx

      Total Securities                      TRUE

    Trade Receivable
    Note Receivable
    Other Receivable



      Total Accounts Receivable             TRUE

    Inventory
    Work in Process-Batches

      Total Inventory                       TRUE

    Intercompany BIO
    Intercompany BHP
    Intercompany NTC
    Intercompany LIPO
    Intercompany Bio Intl
    Intercompany INCON
    Intercompany Kirk
    Intercompany NuRx
    Other Current  Assets
    Prepaid Expenses

      Total Other Current Assets            FALSE


      Total Current Assets                  TRUE

    Fixed Assets
    Machinery & Equipment
    Capitalized Leases
    Computers
    Leasehold Improvements

      PPE - Cost
    Less accumulated depreciation

      PPE - Net                             TRUE

    Note Receivable
    Deferred Warrant Fees
    Deferred Financing fees
    Goodwill
    Patents & Licensing Agreement
    Less accumulated amortization

      Net Intangibles                       TRUE


      Total Fixed & Intangibles Assets      TRUE



    Other Assets
    Deposit on Patent License


    Deposit on Kirk Bldg


    Security deposit


      Total Other Assets                    TRUE


        TOTAL ASSETS                        TRUE



                                           --------------------------------------------------------------------------------------
                                              BIO           BHP           LIPO        NTC       Bio Intl     Incon        NuRx
                                           --------------------------------------------------------------------------------------
LIABILITIES & STOCKHOLDERS EQUITY

  Current Liabilities

     Accounts Payable                      2,488,415           (800)          --            1         --           --         --
     Other current Liability                 900,471             --           --           --         --           --         --
     Accrued Interest                      4,529,342
     Accrued Current Liabilities                              1,326           --           --         --           --         --
     Notes Payable, Short term                80,000             --           --           --         --           --         --
     Current Portion, Bank Loan            1,750,000
     Current Portion, Seller Note          2,000,000
     Current Portion, Singh
     Current Portion of Other Notes        3,195,000             --           --           --         --           --         --
     Less Contra Valuation
     Current Portion Leases                       --             --           --           --         --           --         --
                                          ----------    -----------   ----------   ----------   --------   ----------   --------
        Total Current Liabilities         14,943,228            526           --            1         --           --         --

     Inter Company Synovics
     Deferred Revenue-Kirk
     Bridge Notes
     Contra Valuation                             --
     Bank of India Note                    5,450,000
     John S. Copanos Note                         --
     Leases                                       --             --           --           --         --           --         --
                                          ----------    -----------   ----------   ----------   --------   ----------   --------
        Total Long Liabilities             5,450,000             --           --           --         --           --         --
                                          ----------    -----------   ----------   ----------   --------   ----------   --------

        Total Liabilities                 20,393,228            526           --            1         --           --         --

  Equity
     Preferred Stock                         798,998             --           --           --         --           --         --
     Capital Stock                            30,079             --          211           10         --           --    407,478
     Stock Subscription Rec                 (150,000)
     Warrants                              4,892,997             --           --           --         --           --         --
     Paid in Capital                      72,249,977          5,000    1,097,389    7,000,490      2,275    7,000,000         --
     Retained Earnings                   (28,617,379)   (10,341,795)  (2,574,887)  (8,235,728)    (2,800)  (3,120,322)        --
     Net Income (Loss)                   (21,285,936)       (36,006)        (864)          --         --   (1,042,120)        --
     Common stock in Treasury            (10,952,410)            --           --           --         --           --         --
                                          ----------    -----------   ----------   ----------   --------   ----------   --------

        Total Equity                      16,966,325    (10,372,800)  (1,478,151)  (1,235,228)      (525)   2,837,558    407,478
                                          ----------    -----------   ----------   ----------   --------   ----------   --------

TOTAL LIABILITIES & STOCKHOLDERS EQUITY   37,359,553    (10,372,274)  (1,478,151)  (1,235,228)      (525)   2,837,558    407,478
                                          ==========    ===========   ==========   ==========   ========   ==========   ========
                                            TRUE           TRUE          TRUE         TRUE        TRUE        TRUE        TRUE

                                         ----------------------------------------------------------
                                                                   Consolidating /
                                                                 Elimanting Entries    CONSOLIDATED
                                              Kirk       Debit     (Debit) Credit     (Totals Only)
                                         ----------------------------------------------------------
LIABILITIES & STOCKHOLDERS EQUITY                                  (Debit) Credit

  Current Liabilities

     Accounts Payable                        1,966,520                                    4,454,136          Y
     Other current Liability                                                                900,471          C
     Accrued Interest                                                                     4,529,342          Y
     Accrued Current Liabilities             1,643,028                                    1,644,354          C
     Notes Payable, Short term                                                               80,000          Y
     Current Portion, Bank Loan                                                           1,750,000          Y
     Current Portion, Seller Note                                                         2,000,000          Y           shareholder
     Current Portion, Singh                  1,250,000                                    1,250,000          Y           shareholder
     Current Portion of Other Notes          4,900,000                                    8,095,000          D
     Less Contra Valuation                                                                       --          D
     Current Portion Leases                     52,297                           --          52,297          Y
                                         -------------           ------------------   -------------
        Total Current Liabilities            9,811,844      --                   --      24,755,599                         TRUE

     Inter Company Synovics                                                                      --
     Deferred Revenue-Kirk                     847,334                                      847,334          Y
     Bridge Notes                                                                                --
     Contra Valuation                                                                            --
     Bank of India Note                                                                   5,450,000          Y
     John S. Copanos Note                                                                        --          Y
     Leases                                    122,523                           --         122,523          Y
                                         -------------           ------------------   -------------
        Total Long Liabilities                 969,858      --                   --       6,419,858                         TRUE
                                         -------------           ------------------   -------------

        Total Liabilities                   10,781,702      --                   --      31,175,457          Y              TRUE

  Equity
     Preferred Stock                                                                        798,998          Y
     Capital Stock                                                         (407,940)         29,838          Y
     Stock Subscription Rec                                                                (150,000)         Y
     Warrants                                                                             4,892,997          Y
     Paid in Capital                        12,551,983                  (28,369,545)     71,537,568          Y
     Retained Earnings                         (59,698)                    (450,626)    (53,403,235)         Y
     Net Income (Loss)                         464,056                    1,042,986     (20,857,884)         Y
     Common stock in Treasury                       --                           --     (10,952,410)         Y
                                         -------------           ------------------   -------------

        Total Equity                        12,956,340      --          (28,185,125)  (8,104,128.33)                        FALSE
                                         -------------   -----   ------------------   -------------

          TOTAL LIABILITIES &
             STOCKHOLDERS EQUITY         23,738,041.91      --          (28,185,125)     23,071,329                         TRUE
                                         =============   =====   ==================   =============
                                             TRUE        TRUE           TRUE              TRUE

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION, AND NATURE OF BUSINESS

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Synovics Pharmaceuticals, Inc. and its wholly owned subsidiaries, (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

ORGANIZATION AND NATURE OF BUSINESS

Synovics Pharmaceuticals, Inc. is a specialty pharmaceutical company engaged in the development, manufacturing and commercialization of generic over the counter pharmaceutical products and generic prescription drug products. Synovics Pharmaceuticals, Inc. previously called Bionutrics, Inc. was incorporated in Nevada in 1990. The Company has two primary subsidiaries, Kirk Pharmaceuticals, Inc. ("Kirk"), and Andapharm, Inc. ("Andapharm"). Kirk, Inc. manufactures and distributes OTC products developed by or licensed to the company. Andapharm serves as the product research and RX manufacturing arm of the Company with a focus on the development of active compounds for drugs.

CASH AND CASH EQUIVALENTS
The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. At October 31, 2007, and 2006 cash consisted of cash on deposit with banks and the Company had no cash equivalents.

INVENTORY

The Company's inventory is stated at the lower of cost or market. Cost is determined using the first in first out method.

PROPERTY AND DEPRECIATION

Property and equipment are stated at cost. Major renewals and improvements are capitalized and replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are charged to expense when incurred. When items of property and equipment are retired or otherwise disposed of, the original cost and related accumulated depreciation to date are removed from the accounts and any gain or losses upon retirement or sale is recognized in income. The Company's property consists of, manufacturing equipment, computer equipment leasehold improvements, and furniture and fixtures which are depreciated for financial reporting purposes using the straight-line method over the estimated useful life of the assets.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company continually evaluates the fair value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No material impairments were determined to have occurred during the years ended October 31, 2007, and 2006.

REVENUE RECOGNITION

The Company generally recognizes product revenue at the time of shipment to the customer. Revenues from services are recorded at the time the service is rendered and/or reimbursable expenses are incurred.

Revenues for the years ended October 31, 2007 and 2006 were derived primarily from services and product sales, the latter of which were from the sales at Kirk and Andapharm from May 22, 2006, the date of acquisition.

RESEARCH AND DEVELOPMENT

The cost of research and development is charged to expense as incurred.

LOAN CLOSING COSTS

In the year ended October 31, 2006, the Company incurred various expenses in connection with obtaining a line of credit bank facility to finance the Kirk and Andapharm acquisitions. These costs are being amortized over 36 months. Amortization expense charged to operations for the years ended October 31, 2007 and October 31, 2006, were $1,049,953 and $885,016, respectively.

INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are reviewed at least annually for impairment. Management performed its review of the carrying value of the Company's goodwill and other intangible assets and determined that there was no impairment as of October 31, 2007, 2006 and 2005. Accordingly, the carrying value of the Company's goodwill and other intangible assets represents goodwill and licensed technology.

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

REGISTRATION RIGHTS AGREEMENT

The Company entered into a registration rights agreement in connection with the sale of the 2005 convertible bridge notes. The agreement provided that the Company file a Registration Statement with the SEC that covers the resale of 125% of the Registerable Securities, as defined, (the shares issuable upon conversion at the initial current conversion price and upon exercise of related warrants at the initial exercise price) (the "MANDATORY REGISTRATION STATEMENT").

If the Mandatory Registration Statement was not declared or ordered effective within one hundred twenty (120) days after the Closing, the Company was to pay each investor a fee equal to 1% of the purchase price paid by such Investor for the Securities plus the aggregate exercise price of the Warrants and the Placement Agent Warrants for the first two thirty (30) day periods aftersuch failure and 2.5% of such amount for each subsequent thirty 30 day period (pro rata, in each case, for partial months). Any such payments were to be made at the end of each calendar month until the date that the Mandatory Registration Statement was declared effective. Those payments may be made, at the election of the Company, in cash or in additional shares of Series A Preferred Stock valued at the Original Purchase Price. There is no cap on the maximum amount of the penalties that could be payable under the agreement. The Company recognized the penalties, if any, incurred under the registration rights agreement as interest expense in the period in which they are incurred. The Company has failed to have an effective registration statement as defined under the agreement and recognized $2,195,064 and $914,549 of penalties during the year ended October 31, 2007 and October 31, 2006 respectively, which are reflected as interest expense.

CONCENTRATIONS AND CREDIT RISK

CASH

The Company maintains cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC); however, because deposits are maintained at high quality financial institutions, management does not believe that there is a significant risk of loss of uninsured amounts.

The Company has customers that accounted for over 10 percent of revenues in the years ended October 31, 2007, and 2006. The percentages by customer are as follows:

                                               2007               2006
                                               ----               ----
                        Customer A             21.9%              33.4%
                        Customer B             21.3%              27.5%
                        Customer C             11.0%               6.8%
                                               -----              -----
                                               54.2%              67.7%
The concentration of accounts receivables with customer owing more than 10% is:

                                                2007              2006
                                                ----              ----
                        Customer A              24.1%             30.8%
                        Customer B              21.0%             26.2%
                        Customer C              10.4%              0.0%
                                                -----             -----
                                                55.5%             57.0%


NEW ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE


In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its consolidated financial condition, results of perations or cash flows.

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

In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115," ("FASB No.159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. FASB No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FASB No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FASB No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. FASB No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements, included in FASB Statements No. 157, "Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments." FASB No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company has not yet completed its assessment of the impact upon adoption of FASB No. 159 on its consolidated financial condition, results of operations or cash flows.

RECLASSIFICATIONS

Certain accounts and amounts in the 2005 and 2006 financial statements have been reclassified in order to conform with the 2007 presentation. These reclassifications have no effect on net income.

NOTE 2 - BASIS OF PRESENTATION

GOING CONCERN AND OPERATING PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. However, the Company has experienced significant operating losses and negative cash flows from operations in each of the last two years ended October 31, 2007, and 2006. The Company has sustained cumulative losses of approximately $74 million through October 31, 2007 and has a working capital deficit of approximately $18.9 million at that date. Management has adopted a plan of action that it believes will address its current financial requirements and enable it to achieve a more sound financial condition. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities as might be necessary if the Company be unable to continue as a going concern.

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
                                                                 =============

Note 4-   PLACEMENT AGENCY AGREEMENT 2005

On September 27, 2005, the Company entered into a Placement Agency Agreement with Indigo Securities LLC, ("Indigo") whereby, Indigo agreed to act as the Company's agent in connection with sales by the Company of: (i) from $5,000,000 to $10,000,000, face amount of the Company's 10% Senior Notes, to be offered together with warrants, (ii) Financing by the Company of up to $2,500,000, face amount of the Company's 9% Convertible Bridge Notes (the "Bridge Notes"), to be offered together with warrants (the "Bridge Warrants", the "Bridge Financing") and (iii) up to $5 million of Series A Convertible Preferred Stock ("Series A Preferred Stock") together with warrants, all of which offered on terms and conditions agreed upon by the parties. As of the date hereof, the Company issued $4,845,000 under the 9% Convertible Bridge Notes as part of the Bridge Financing. No Series A Convertible Preferred Stock has been issued.

On May 23, 2006, the Company provided written notice that it was terminating its Placement Agency Agreement. All fees paid thereto by the Company under the

Placement Agency Agreement in connection with the Bridge Note Placement were retained by the Placement Agent.

Note 5- SALES AGREEMENT OF INCON PROCESSING, LLC

On April 2006, the Company together with Asia Pacific Investment Holdings Limited ("Asia Pacific") completed the sale of their respective interests in InCon Processing, LLC ("InCon"), to John Palmer and N.P. Shaikh. The InCon operation was deemed by the Company to no longer be an important element in its current business strategy. The sale provides for the distribution to the sellers of future Earnings Before Interest, Depreciation and Amortization (EBITDA) in the total amount of $600,000, the assignment of certain tocotrienol processing technology and the conveyance of the respective interest of Messrs. Palmer and Shaikh in Bali Holding, LLC, a holding company that has Synovics restricted common stock, of which 118,000 shares would accrue to the sellers. The sale proceeds noted above would be split between Synovics and Asia Pacific when distribution was made. The sale proceeds were shared by the Company.

NOTE 6 - INVENTORY

As of October 31, 2007, and 2006 inventory consists of:

------------------------------------------------------------------
                                        2007              2006
                                        ----              ----
------------------------------------------------------------------
Finished goods                       $  203,409        $  445,377
------------------------------------------------------------------
Work in Process                         515,120           101,127
------------------------------------------------------------------
                                      1,209,480         1,829,976
Raw materials                        ----------        ----------
------------------------------------------------------------------
                                     $1,928,009        $2,376,480
                                     ==========        ==========
------------------------------------------------------------------

NOTE 7 - INTANGIBLE ASSETS

Intangible Assets consists of long term rights to profits on revenues from sales of one of the company's products. These rights were purchased in May, 2006 from a company that was in partnership for the specific product. This asset is being amortized over the estimated life of the product (five years). As of October 31, 2007 the unamortized balance is $654,132.

In addition, the Company has patents in the amount of $1,005,712. These patents are being amortized over their useful life.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2007 and 2006 consists of the following:

                                               2007              2006
                                           -----------        -----------
Leasehold Improvements                     $  415,443         $  260,419
Machinery & Equipment                       1,879,699          1,406,170
Computers and Software                        220,036            138,996
                                           -----------        -----------
                                           $2,515,178         $1,805,585
Less Accumulated Depreciation                (490,771)          (163,303)
                                           -----------        -----------
                                           $2,024,407         $1,642,282

Depreciation expense was $327,468, $92,614 and $14,138 for the years ended October 31, 2007, 2006 and 2005, respectively.

NOTE 9 - NOTE PAYABLE - BANK

In May 2006, the Company entered into a bank financing as senior secured debt in the principal amount $10,500,000. Of the principal, $5,250,000 could only be utilized for working capital purposes, the amount borrowed to equal 70% of the value of fully paid inventory and the accounts receivable and 100% of the cash in the accounts maintained by the borrower at the bank. The interest rate is 1% above the bank's prime rate (9.25% at October 31, 2007). Interest is payable monthly. In September, 2007 the amount of the loan was reduced by the amount held back for working capital purposes.

Future maturities of notes payable - bank are as follows:

                            2008                  $1,750,000
                            2009                   2,750,000
                            2010                   2,700,000
                                                  ----------
                                                  $7,200,000
                                                  ==========

Interest expense under the note payable was $931,829, $143,347 and 0, for the years ended October 31, 2007, 2006 and 2005, respectively.

NOTE 7 - NOTES PAYABLE - SHAREHOLDERS AND OTHER RELATED PARTIES.

The Company entered into a promissory note in the principal amount of $3,000,000 with the seller as partial consideration for the acquisition of Kirk and AndaPharm. During the year ended October 31, 2007, $1,000,000 was repaid to the seller. The note was subsequently amended in 2007. The remaining $2,000,000 of the note is due on January 15, 2008 ($1,500,000) and August 15, 2008 ($500,000).
The payment due on January 15, 2008 was not made and is overdue. The current interest rate on the unpaid principal is 12% per annum As of October 31, 2007 there was unpaid interest of $300,840 which has been included in these financial statements. Interest expense under the note payable was $201,042, $99,798 and $0 for the years ended October 31, 2007, 2006 and 2005, respectively.

On April 20, 2007, the Company entered into a Consulting Agreement with Harcharan Singh and Kirk issued a promissory note to an affiliate of Mr. Singh, in the principal amount of $1,250,000 in exchange for cash equal to such principal amount. The Note was due on September 12, 2007 and is currently outstanding. The note accrues interest at the rate of 15% per annum. As of October 31, 2007, there was unpaid interest of $95,833 included in these financial statements.

The Note is exchangeable for 1,250,000 units of the registrant's 2007 Bridge Financing, or two million shares of common stock at the holder's option. Interest expense under the note payable was $201,042, $99,798 and 0, for the years ended October 31, 2007, 2006 and 2005, respectively.

NOTE 8 - OTHER NOTES PAYABLE

Other notes payable consists of the following:

                                                 2007               2006
                                              ----------         ----------
2005 Convertible Bridge Notes                 $2,945,000         $4,545,000
2007 Bridge Notes                             $3,450,000         $        0
2007 Customer Note                            $1,500,000         $        0
Other                                         $  280,000         $        0
                                              ----------         ----------
Total                                         $8,175,000         $4,545,000
                                              ==========         ==========

2005 CONVERTIBLE BRIDGE NOTES

In October 2005, the Company began issuing convertible bridge notes ("2005 Notes") of which $ 4,545,000 had been issued through October 31, 2006. In 2007, $1,600,000 was repaid. The 2005 Notes bear interest at 9% per annum and are convertible at $3.00 per share at the option of the holder. The Bridge Notes matured 18 months from the date of issuance. In the event the Company consummates a "Qualified Equity Financing" prior to the eighteen (18) month anniversary of the Issuance Date,the Maturity Date of the Note shall be extended to the third anniversary of the Issuance Date. The Company has not timely met its obligations for the payment of principal and interest under such notes. Further, the Company has not timely complied with its registration requirement relating to shares of common stock issuable in connection with the offering of the notes and the related warrants. The Company is currently in discussions with a number of holders of such notes with respect to the resolution of these issues.

In connection with the issuance of the Bridge Notes, the Company also issued detachable stock purchase warrants to purchase 807,493 shares of common stock at$4.00 per share. The warrants expire three years from the date of issuance. Based on the relative fair values, the Company has attributed $ $ 1,429,540 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital and discount to the Bridge Notes. The resulting discount on the Bridge Notes is being amortized over the term of the Bridge Notes as interest expense.

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

In December 2005, the Company issued $200,000 of 9% convertible bridge notes along with detachable warrants to certain investors under the Indigo Placement Agency Agreement. The notes are convertible into common stock at $2 per share which was below the estimated fair value of the Company's common stock at the date of issuance of the notes. Accordingly, the Company recorded a "non-cash beneficial conversion charge" of $78,852 as additional interest expense, to be amortized over the term of the notes.

In January 2006, the Company issued $100,000 of 9% convertible bridge notes along with detachable warrants to certain investors under the Indigo Placement Agency Agreement. The notes are convertible into common stock at $3 per share which was below the estimated fair value of the Company's common stock at the date of issuance of the notes. Accordingly, the Company recorded a "non-cash beneficial conversion charge" of $16,898 as additional interest expense, to be amortized over the term of the notes.

CUSTOMER NOTE

On August 31, 2007, Kirk Pharmaceuticals a wholly-owned subsidiary of the Company, issued an unsecured Promissory Note in favor of CB Distributors, Inc. in the amount of $1,500,000 together with interest per annum rate equal to 8%. With extensions, this note is due January, 31, 2008. This note is still outstanding. The Company is in discussion with the holder as to settlement of the note.

2007 BRIDGE NOTES

Beginning on July 5, 2007, the Company and Kirk Pharmaceuticals, LLC ("KIRK") debt financing, whereby Kirk issued convertible bridge notes in the principal amount of $3,450,000 to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended.

The bridge notes bear interest at 6% per annum increasing to 18% in thecase of an event of default and have a maturity date of six months from the issuance date, unless earlier converted. Upon the closing of a qualified equity financing, the bridge notes automatically convert into the Company's future Series C Preferred Stock to be issued in a qualified equity financing at a premium of 110% of the unpaid principal and interest of the bridge notes. In addition, upon closing of the qualified equity financing, holders of the bridge notes are entitled to receive common stock purchase warrants of the Company at an exercise price and other terms identical to the warrants to be issued in the qualified equity financing. The amount of common stock into which the common stock purchase warrants are exercisable ranges from 40% to 50% of the number of shares of common stock issuable to bridge note holders upon conversion of the Series C Preferred Stock receivable upon conversion of the bridge notes, with the range depending on the timing of the initial closing of the qualified equity financing.

The bridge notes have been secured by a pledge by Ronald H. Lane, the Company's Chief Executive Officer and Chairman of the Board, of 2,000,000 shares of common stock of the Company owned by Mr. Lane. In addition, the Company agreed to issue 1,000,000 shares of its future Series B Convertible Preferred Stock to be held by Axiom Capital Management, Inc. as nominee of the bridge note holders. The Series B Convertible Preferred Stock will be convertible into the Company's common stock on a 1:15 basis in the event of default under the bridge notes, will have full ratchet anti-dilution protection, will be surrendered upon the completion of the qualified equity financing, will have voting rights on an as converted basis and will be non-transferable other than in an event of default under the bridge notes. The interest on the late registration of the S-3 for the periods was $2,195,064, in the year ended October 31, 2007. The interest expense for the deferred fees associated with the convertible notes for the periods ended October 31 2007 and 2006 were $1,049,953 and $885,016, respectively.

NOTE 8 - 2007 PRIVATE PLACEMENT

During January and February 2007, the Company completed closings of a private placement ("2007 Private Placement"), whereby the Company sold an aggregate of 1,575,000 units ("Units") to accredited investors. Of the 1,575,000 Units sold, 450,000 Units were exchanged in lieu of repayment of notes issued in the 2006 Bridge Note Financing in the principal amount of $450,000.

The price per Unit was $1.00 and each Unit consisted of (i) one share of common stock of the Company, par value $0.001 per share (the "Common Stock"); and (ii) a warrant to purchase, at any time prior to the third anniversary following the final closing of the Private Placement, one share of Common Stock at an exercise price of $3.00 per share, subject to adjustment in certain instances; except that with respect to 75,000 Units, the warrant is exercisable for half a share of Common Stock at an exercise price of $1.50. The warrants are also redeemable by the Company where the exercise price exceeds a certain amount.

The per share weighted value of the warrants to purchase 1,575,000 shares of common stock at $3.00 per share was between $0.98 and $1.32. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility between 153% and 155%; risk free interest rate of between 4.63% and 4.9%; and expected life of three years.

The subscription agreement requires the Company to file a registration statement, covering the securities sold in the 2007 Private Placement within 30 days of final closing of the 2007 Private Placement and use its best efforts to cause the registration statement to become effective within 90 days of final closing. If the registration statement has not been declared effective within 150 days following final closing, the Company has agreed to pay to the investors liquidated damages, payable in cash or common stock, of 1.5% of the purchase price paid by the investor in the 2007 Private Placement and 1% of the purchase price paid by the investor in the 2007 Private Placement for each subsequent 30 day period, with the total of the foregoing capped at 9%. These penalties are currently accruing.

NOTE 9 - CONSULTING AND STRATEGIC ALLIANCE AGREEMENTS

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

NOTE 10 - EMPLOYMENT AGREEMENTS

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

On May 17, 2007, the Company executed an Employment Agreement dated as of January 30, 2007 with Ronald H. Lane ("Lane"), its Chief Executive Officer, providing for Lane to serve as the Company's Chief Executive Officer through January 30, 2010, renewable for an additional one year unless either the Company or Lane provides written notice of termination at least 60 days prior to the end of the term. According to the Lane Employment Agreement, Lane is to receive an annual base salary of $400,000 and, solely at the discretion of the Board, based on his performance and the Company's financial condition and operating results, a bonus payable in cash or shares of the Company's common stock. The Lane Employment Agreement further provides that the Board may grant him options under any equity compensation plan in which he is eligible to participate. The Lane Employment Agreement provides that the Company owes Lane an amount to be mutually agreed by them (, representing, among other things, accrued, but unpaid salary.

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

NOTE 11 - STOCKHOLDERS' DEFICIT

COMMON STOCK

The Company has authorized 45,000,000 shares of common stock, with a par value of $0.001 per share. During the year ending October 31, 2007, the Company issued 3,793,556 shares as follows:

     SHARES ISSUED             CONSIDERATION
     -------------             -------------
      2,000,000        Consulting arrangement with Harcharan Singh.
      1,793,556        Settlement of interest, debt and other considerations.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of Series A Convertible Preferred Stock, with a par value of $0.001 per share. The 591,850 outstanding shares were issued prior to November 1, 2001 as consideration for the cancellation of $798,998 of debt and accrued interest thereon that was owed to a director. The shares have a cumulative annual dividend of $0.108 per share and a liquidation value of $6.75 per share, and each share is convertible into one-fifth of a share of common stock. The preferred shares have a dividend and a liquidation preference over common shares. No dividend on the preferred shares outstanding has ever been declared or paid and dividends in arrears amounted to $451,992 at October 31, 2007.

STOCK-BASED COMPENSATION

As of October 31, 2007, the Company had authorized 570,000 common shares for issuance under (the "1996 Plan"), pursuant to options granted or which may be granted to key personnel, consultants, and independent contractors. Under the 1996 Plan, incentive stock options may be granted to purchase its Nonqualified 1996 Stock Option Plan common stock at 100% (110% for an optionee who is a 10% stockholder) of the fair market value of the stock on the date of grant. Stock options are exercisable for a period of up to ten years from the date of grant (five years for an option granted to a 10% stockholder). All participants are eligible to receive stock awards and stock appreciation rights, as to be determined by the Company's Board of Directors. No stock awards or stock appreciation rights have been granted under the Plan.

A summary of transactions for non-employee stock options and warrants for the years ended October 31, 2007, 2006 and 2005 is as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                            WEIGHTED           AVERAGE
--------------------------------------------------------------------------------------------------------------------------------
                                     NUMBER OF SHARES            OPTION PRICE RANGE         REMAINING LIFE     EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------------------
OPTIONS AND WARRANTS
OUTSTANDING, AS OF
October 31, 2004                          576,600                   $1.00 - $20.13                2.8               $1.43
--------------------------------------------------------------------------------------------------------------------------------
Warrants issued                           307,496                        $4.00                     3                $4.00
--------------------------------------------------------------------------------------------------------------------------------
Warrants canceled                        (555,000)                       $1.00                     -                $1.00
--------------------------------------------------------------------------------------------------------------------------------
Options issued                               -                                                     0                  0
--------------------------------------------------------------------------------------------------------------------------------
                                           (5,600)
Options canceled                         ---------                      $18.13                     -               $18.13
--------------------------------------------------------------------------------------------------------------------------------
OPTIONS AND WARRANTS
OUTSTANDING, AS OF
October 31, 2005                          323,496                     $3.00-$5.00                 2.9               $3.99
--------------------------------------------------------------------------------------------------------------------------------
Warrants issued                         1,520,255                    $4.00 - $6.00                2.5               $5.00
--------------------------------------------------------------------------------------------------------------------------------
Warrants canceled                         (10,000)                   $3.00 - $3.13                 -                $3.07
--------------------------------------------------------------------------------------------------------------------------------
Options issued                                -                            -                       -                  -
--------------------------------------------------------------------------------------------------------------------------------
                                           (6,000)
Options canceled                        ----------                       $5.00                     0                $5.00
--------------------------------------------------------------------------------------------------------------------------------
OPTIONS AND WARRANTS
OUTSTANDING, AS OF
October 31, 2006                        1,827,751                    $3.00 - $6.00                2.4               $4.60
--------------------------------------------------------------------------------------------------------------------------------
Warrants issued                         4,654,164                    $1.35 - $3.00                4.40              $1.71
--------------------------------------------------------------------------------------------------------------------------------
Warrants canceled
--------------------------------------------------------------------------------------------------------------------------------
Options issued
--------------------------------------------------------------------------------------------------------------------------------
Options canceled
--------------------------------------------------------------------------------------------------------------------------------
OPTIONS AND WARRANTS
OUTSTANDING, AS OF
October 31, 2007                        6,481,915                    $1.35 - $6.00                3.48              $2.59
---------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
                                                                                    2007                2006              2005
                                                                                    ----                ----              ----
---------------------------------------------------------------------------------------------------------------------------------
Options exercisable, end of fiscal year                                                   0                   0            6,000
---------------------------------------------------------------------------------------------------------------------------------
Warrants exercisable, end of fiscal year                                          6,481,915           1,827,751          317,496
---------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options granted during the year                        $0.00               $0.00            $0.00
---------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of warrants granted during the year                       $5.00               $5.00            $3.99
---------------------------------------------------------------------------------------------------------------------------------


Additional information regarding options and warrants outstanding as of October 31, 2007 is as follows:

WEIGHTED
----------------------------------------------------------------------------------------------------------------------------
RANGE OF                    NUMBER                  WEIGHTED AVERAGE         WEIGHTED AVERAGE                EXERCISABLE
EXERCISE PRICES             OUTSTANDING             EXERCISE PRICE           REMIANING CONTRACTUAL LIFE
                                                                             (YEARS)
----------------------------------------------------------------------------------------------------------------------------
$1.35 - $6.00               8,701,915                  $2.59                 3.48                            6,481,915
----------------------------------------------------------------------------------------------------------------------------


In accordance with the methodology prescribed under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company did not recognize any compensation expense related to non-employee stock options in 2006, 2005, or 2004. Compensation expense of $0, $0, and $0 related to employee stock options was recognized in 2007, 2006, or 2005, respectively.

The fair value of each employee-nonemployee option and warrant was calculated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31              RISK FREE INTEREST             VOLATILITY RATE             DIVIDEND YIELD
                                   ------------------             ---------------             --------------
------------------------------------------------------------------------------------------------------------
2007                                             4.97%                        135%                        0
------------------------------------------------------------------------------------------------------------
2006                                             4.48%                        225%                        0
------------------------------------------------------------------------------------------------------------
2005                                             3.13%                        550%                        0
------------------------------------------------------------------------------------------------------------

EMPLOYEE STOCK BASED COMPENSATION

A summary of transactions for employee stock options and warrants for the years ended October 31, 2007, 2006, and 2005 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             WEIGHTED              AVERAGE
------------------------------------------------------------------------------------------------------------------------------------
EMPLOYEE OPTIONS AND WARRANTS                NUMBER OF SHARES        OPTION PRICE RANGE      REMAINING LIFE        EXERCISE PRICE
-----------------------------                ----------------        ------------------      --------------        --------------
------------------------------------------------------------------------------------------------------------------------------------
OPTIONS AND WARRANTS OUTSTANDING,
AS OF
------------------------------------------------------------------------------------------------------------------------------------
October 31, 2004                                   255,400             $5.00 - $18.13              2.44                 $10.70
                                                 ---------
------------------------------------------------------------------------------------------------------------------------------------
Options granted                                          -
------------------------------------------------------------------------------------------------------------------------------------
Options canceled                                  (22,400)
                                                ----------             $5.00 - $18.13                                    $8.75
------------------------------------------------------------------------------------------------------------------------------------
OPTIONS AND WARRANTS OUTSTANDING,
AS OF
------------------------------------------------------------------------------------------------------------------------------------
October 31, 2005                                   233,000             $5.00 - $18.13              2.44                 $10.70
------------------------------------------------------------------------------------------------------------------------------------
Options granted                                          -
------------------------------------------------------------------------------------------------------------------------------------
Options canceled                                 (113,000)
                                                 ---------
------------------------------------------------------------------------------------------------------------------------------------
OPTIONS AND WARRANTS OUTSTANDING,
AS OF
------------------------------------------------------------------------------------------------------------------------------------
October 31, 2006                                   120,000                  16.25                  1.75                  16.25
------------------------------------------------------------------------------------------------------------------------------------
Options granted                                  2,100,000                  $2.00                  6.75                  $2.00
------------------------------------------------------------------------------------------------------------------------------------
Options canceled
------------------------------------------------------------------------------------------------------------------------------------
OPTIONS AND WARRANTS OUTSTANDING,
AS OF
------------------------------------------------------------------------------------------------------------------------------------
October 31, 2007                                 2,200,000             $2.00 - $16.25              6.5                   $2.79
------------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------
                                                                              2007          2006            2005
                                                                              ----          ----            ----
-----------------------------------------------------------------------------------------------------------------
Options exercisable, end of year                                             113,000       113,000       113,000
-----------------------------------------------------------------------------------------------------------------
Warrants exercisable, end of year                                            120,000       120,000       120,000
-----------------------------------------------------------------------------------------------------------------
Weighted average fair value of options granted during the year                  -             -              -
-----------------------------------------------------------------------------------------------------------------
                                                                             441,153
Options available for future grant under the 1996 Plan                      ========
-----------------------------------------------------------------------------------------------------------------

Additional information regarding options and warrants outstanding as of October 31, 2007 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                            OUTSTANDING                                                        EXERCISABLE
------------------------------------------------------------------------------------------------------------------------------------
                                                                       WEIGHTED AVERAGE
                                                   WEIGHTED AVERAGE    REAMINING CONTRACTUAL                     WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES    NUMBER OUTSTANDING     EXERCISE PRICE      LIFE (YEARS)            EXERCISABLE       EXERCISABLE PRICE
------------------------------------------------------------------------------------------------------------------------------------
$2.00 - $16.25              2,120,000              $2.79               6.5                     120,000           $16.25
------------------------------------------------------------------------------------------------------------------------------------


LOSS PER COMMON SHARE

Net loss per common share is calculated by dividing net loss by the weighted average number of shares outstanding during each period presented. Common stock equivalents, consisting of options and warrants have not been included in the calculation for any of the three years ended October 31, 2006, 2005, and 2004, because their effect would be anti-dilutive. The following potentially dilutive securities were not included in the computation of diluted loss per share:

----------------------------------------------------------------------------
                               2007            2006                  2005
                               ----            ----                  ----
----------------------------------------------------------------------------
Options                       119,000            119,000            119,000
----------------------------------------------------------------------------
Warrants                    6,481,915          1,827,751            437,496
----------------------------------------------------------------------------

The following table sets forth the numerator and denominator in the computation of basic and diluted per share information:

----------------------------------------------------------------------------------------------------------
                                             2007                   2006                  2005
----------------------------------------------------------------------------------------------------------
Numerator for basic and diluted loss per
share
----------------------------------------------------------------------------------------------------------
Net Loss                                     $(20,857,884)          $(8,025,402)          $(2,911,260)
----------------------------------------------------------------------------------------------------------
Denominator for basic and diluted loss
per share
----------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding            29,782,703            26,044,630            20,097,784
----------------------------------------------------------------------------------------------------------

NOTE 12 - INCOME TAXES

Federal and state income tax expense (benefit) for the years ended October 31, 2006, 2005 and 2004 and a reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Statements of Operations is presented below:

------------------------------------------------------------------------------------------------
                                                2007                2006               2005
                                                ----                ----               ----
------------------------------------------------------------------------------------------------
Current:
------------------------------------------------------------------------------------------------
Federal                                      $(6,867,395)        $(2,367,015)       $  (989,828)
------------------------------------------------------------------------------------------------
State                                         (1,511,894)           (417,708)          (174,676)
------------------------------------------------------------------------------------------------
Deferred:
------------------------------------------------------------------------------------------------
Federal                                          107,826             300,905         (1,146,225)
------------------------------------------------------------------------------------------------
                                                  19,028              53,101          (202,275)
State                                        -----------         -----------        -----------
------------------------------------------------------------------------------------------------
                                              $7,952,438           2,430,717          2,513,004
Valuation allowance                          ===========          ==========        ===========
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Provision for Income Taxes                        -                   -                    -
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets result primarily from net operating loss carry-forwards. The components of the Company's deferred tax assets and liabilities at October 31, 2007, 2006, and 2005 are as follows:

--------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS                                      2007                   2006                 2005
                                                         ----                   ----                 ----
--------------------------------------------------------------------------------------------------------------
Operating loss carryforwards                          $26,140,547            $18,479,296          $15,821,702
--------------------------------------------------------------------------------------------------------------
Stock option compensation                                 176,013                262,706              262,706
--------------------------------------------------------------------------------------------------------------
Deferred loss on inventory                                 79,965                 17,600               17,600
--------------------------------------------------------------------------------------------------------------
Reserve accounts                                           75,515                    -                   -
--------------------------------------------------------------------------------------------------------------
Other
                                                     ------------           ------------         ------------
--------------------------------------------------------------------------------------------------------------
Total Deferred Tax Asset                              26,472,040             18,759,602           16,602,008
                                                    -------------          -------------        -------------
--------------------------------------------------------------------------------------------------------------
                                                    $(26,472,040)          $(18,759,602)        $(16,602,008)
Valuation Allowance                                 =============          =============        =============
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------

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

As of October 31, 2007, the Company has federal net operating loss carry forwards totaling approximately $65,000,000 available to offset future federal taxable income. The federal net operating loss carry-forwards expire in varying amounts through 2007. In addition, the Company has state net operating loss carry forwards of approximately $35,700,000 available to offset future state taxable income.

NOTE 13 - TERMINATION OF TECHNOLOGY LICENSE AGREEMENTS

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

NOTE 14 - OTHER MATTERS

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

OPERATING LEASES

Rent expense for the years ended October 31, 2007, 2006, and 2005 was $753,760 $91,246 and $25,967, respectively. Kirk and Andapharm have commitments for office and manufacturing space. The leases for rent expense annually are $898,282. Minimum future rent payments under the operating leases at October 31, 2007 are as follows:

Twelve Months
Ended October 31,
-----------------
2008     $588,419
2009      650,282
2010      662,905
2011      256,091
2012      175,816

The Company estimates additional rent expense aggregating $223,000 a year for a period of five years.

Capital Leases

Minimum future lease payments under capitalized leases at the October 31, 2007 are as follows:

Twelve Months
Ended October 31,
------------------------------------------------
2008                                     $57,584
2009                                      48,838
2010                                      46,336
2011                                      38,830
2012                                       9,708
                                         -------
Net minimum lease payments               201,296
Less: Amount representing interest        28,958
                                        --------

Current portion                         $ 42,431
Long term portion                       $122,523
                                        ========

The capitalized leases have effective interest rates ranging from 7.95% through 15.42% per annum.

NOTE 15 - LITIGATION

As previously reported, on May 11, 2007, we received from our agent for service of process in Nevada a copy of a Summons (the "Summons"), together with a Notice of Motion, for Summary Judgment in Lieu of Complaint filed by Asia Pacific Investment Holdings Limited ("Asia Pacific"). In the Summons, Asia Pacific sought an order from the Supreme Court of the State of New York, County of New York (the "Court"), granting summary judgment with respect to claims arising from an alleged default by us of the terms of a certain Convertible Promissory
Note issued to Asia Pacific on April 17, 2006, in the principal amount of $1,500,000 (the "Asia Pacific Note"). On July 16, 2007, the Court issued a decision granting Asia Pacific's Motion for Summary Judgment in Lieu of Complaint. On September 7, 2007, we paid Asia Pacific $1,844,625 and on or around September 17, 2007, we paid a further amount of $10,500, the amount due to Asia Pacific under the Asia Pacific Note. Asia Pacific is still claiming from us its payment of attorneys fees and the parties have reached an agreement in principle with respect to the payment of such fees.

On January 18, 2008, the Registrant received a complaint filed by Bushido Capital Master Fund, L.P. and BCMF Trustees, LLC against the Registrant in the United States District Court, Southern District of New York. The complaint seeks recovery of an amount of no less than $579,395 arising from a default by the Registrant of a Convertible Promissory Note dated October 3, 2005 in the principal amount of $500,000. The Registrant is presently evaluating its options with respect to responding to this complaint.

NOTE 16 - RELATED PARTY TRANSACTIONS

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