Form 10-Q
period 2008-01-31
Synovics Pharmaceuticals
filed 2008-03-21
CIK 1030839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: JANUARY 31, 2008

                                       or

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


                                 (954) 486-4590
                (COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

As of February 28, 2008 there were 19,118,133 shares of common stock outstanding.

                         SYNOVICS PHARMACEUTICALS, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                            PAGE
PART I - FINANCIAL INFORMATION

ITEM I.      Financial Statements.

                                  (UNAUDITED)
             Condensed Consolidated Balance Sheets                             3
             Condensed Consolidated Statements of Operations                   4
             Condensed Consolidated Statements of Cash Flows                   5
             Notes to Condensed Consolidated Financial Statements              6

ITEM 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                       16

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk.      18

ITEM 4T.     Controls and Procedures.                                         18

PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings.                                               20

ITEM 1A.     Risk Factors.                                                    20

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds.     20

ITEM 3.      Defaults upon Senior Securities.                                 21

ITEM 4.      Submission of Matters to a Vote of Security Holders.             21

ITEM 5.      Other Information.                                               21

ITEM 6.      Exhibits.                                                        22

SIGNATURES                                                                    23

                 SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                JANUARY 31,     OCTOBER 31,
                                                                                    2008            2007
                                                                                ----------------------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                      $      1,004    $         --
 Trade receivables                                                                 1,951,641       3,328,951
 Inventory                                                                         1,328,264       1,928,009
 Prepaid expenses and other current assets                                           448,536         302,937
                                                                                ------------    ------------

  Total Current Assets                                                             3,729,445       5,559,897
                                                                                ------------    ------------

PROPERTY - Net of accumulated depreciation of $585,501
 and $490,771, respectively                                                        2,156,941       2,024,407
                                                                                ------------    ------------

OTHER ASSETS:
 Security deposits                                                                    87,548          87,548
 Deferred financing fees                                                           2,538,599       2,899,296
 Intangible assets  - net of accumulated amortization of
   $664,943 and $612,279, respectively                                             1,262,388       1,315,051

 Goodwill                                                                         11,447,698      11,447,698
                                                                                ------------    ------------
  Total Other Assets                                                              15,336,233      15,749,593
                                                                                ------------    ------------

TOTAL ASSETS                                                                    $ 21,222,619    $ 23,333,897
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                  4,611,482       4,716,702
 Accrued liabilities                                                               3,091,869       2,597,122
 Accrued interest                                                                  4,812,212       4,529,342
 Notes payable - shareholders and others                                           3,250,000       3,250,000
 Notes payable                                                                     7,510,215       8,175,000
 Note payable - bank                                                               2,250,000       1,750,000
                                                                                ------------    ------------


  Total current liabilities                                                       25,525,778      25,018,165
                                                                                ------------    ------------

LONG-TERM LIABILITIES:
 Deferred revenue                                                                    847,335         847,334
 Long term debt, net of current portion                                            4,950,000       5,450,000
 Capital lease obligation, net of current portion                                    228,337         122,523
                                                                                ------------    ------------

  Total Liabilities                                                               31,551,450      31,438,023
                                                                                ------------    ------------

STOCKHOLDERS' EQUITY:
 Preferred stock - $.001 par value - authorized, 5,000,000 shares;
  591,850 and 591,850 issued and outstanding, respectively
   (liquidation preference of $798,998)                                              798,998         798,998
 Common stock - $.001 par value - authorized, 45,000,000 shares;
  19,118,133 and 19,118,133 issued and outstanding, respectively                      29,838          29,838
 Additional paid-in capital                                                       71,537,568      71,537,568
 Warrants                                                                          4,892,997       4,892,997
 Accumulated deficit                                                             (76,485,821)    (74,261,117)
 Common Stock in Treasury                                                        (10,952,410)    (10,952,410)
 Subscription receivable                                                            (150,000)       (150,000)
                                                                                ------------    ------------
 Total stockholders' equity                                                      (10,328,831)     (8,104,126)
                                                                                ------------    ------------

TOTAL LIAILITIES AND STOCKHOLDERS' EQUITY                                       $ 21,222,619    $ 23,333,897
                                                                                ============    ============

See notes to the condensed consolidated financial statements.

                 SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                ----------------------------
                                                                                JANUARY 31,     JANUARY 31,
                                                                                    2008            2007
                                                                                ------------    ------------
REVENUES, net                                                                   $  4,255,120    $  5,410,871


COST OF REVENUES                                                                   3,262,772       4,062,104
                                                                                ------------    ------------

  GROSS PROFIT                                                                       992,348       1,348,767
                                                                                ------------    ------------


OPERATING EXPENSES
 Research and development                                                            290,078         255,000
 Selling, general, and administrative                                              1,693,210       1,715,920
                                                                                ------------    ------------
  Total expenses                                                                   1,983,288       1,970,920
                                                                                ------------    ------------

    OPERATING LOSS                                                                  (990,940)       (622,153)
                                                                                ------------    ------------


OTHER INCOME (EXPENSES):
 Other income                                                                          1,572         135,295
 Interest expense, net                                                            (1,235,336)     (1,883,372)
                                                                                ------------    ------------
 Total other (expenses) income                                                    (1,233,764)     (1,748,077)
                                                                                ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAX                                          (2,224,704)     (2,370,230)
PROVISION FOR INCOME TAXES                                                                --              --
                                                                                ------------    ------------

NET LOSS                                                                        $ (2,224,704)   $ (2,370,230)
                                                                                ============    ============


NET LOSS PER SHARE                                                              $      (0.12)   $      (0.09)
                                                                                ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                                                       19,118,133      27,044,627
                                                                                ============    ============


See notes to the condensed consolidated financial statements.

                 SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                JANUARY 31,     JANUARY 31,
                                                                                    2008            2007
                                                                                ----------------------------
OPERATING ACTIVITIES:
Net loss                                                                        $ (2,224,704)   $ (2,370,230)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      147,394          88,340
  Amortization of bridge loan discount                                               360,697         372,690
  Expenses satisfied with issuance of common stock                                        --         251,088
  Changes in operating assets and liabilities:
    Accounts receivable                                                            1,377,310        (552,501)
    Inventory                                                                        599,745         473,482
    Prepaids and other current assets                                               (145,600)        (73,575)
    Accounts payable                                                                (105,220)        734,846
    Accrued interest                                                                 282,869         831,724
    Accrued liabilities                                                              519,749         229,915
    Deferred Revenues                                                                      0         151,238
                                                                                ------------    ------------
Net cash provided in operating activities                                            812,241         137,017
                                                                                ------------    ------------

INVESTING ACTIVITIES:
 Capital expenditures                                                               (132,879)       (179,658)
                                                                                ------------    ------------
Net cash used in investing activities                                               (132,879)       (179,658)
                                                                                ------------    ------------

FINANCING ACTIVITIES:
 Issuance of common stock                                                                 --         600,000
 Payment of deferred financing fees                                                       --         (80,929)
 Proceeds from Debt                                                                       --         250,000
 Repayment of Debt                                                                  (664,785)       (250,000)
 Repayment of Leases                                                                 (13,573)        (98,928)
                                                                                ------------    ------------

Net cash provided by financing activities                                           (678,358)        420,143
                                                                                ------------    ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   1,004         377,502

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            --       2,393,437
                                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $      1,004    $  2,770,939
                                                                                ============    ============


SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
 Settlement of debt through issuance of common stock                            $          0    $    450,000
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

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements of Synovics Pharmaceuticals, Inc. ("SYNOVICS") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended January 31, 2008 and January 31, 2007 are not necessarily indicative of the operating results that may be achieved for the entire year ending October 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with Synovics's financial statements and accompanying notes thereto as of and for the year ended October 31, 2007. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Synovics has incurred accumulated operating losses of $76,485,821 through January 31, 2008 which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and Synovic's inability to generate operating profits and positive cash flows from operations indicate that Synovics may not be able to continue as a going concern for a reasonable period of time.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Synovics Pharmaceuticals, Inc. and its wholly owned subsidiaries, (collectively the "COMPANY"). All significant inter-company accounts and transactions have been eliminated in consolidation.

CONCENTRATIONS OF CREDIT RISK

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

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B - NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the presented periods. Diluted net loss per share has not been presented as it was anti-dilutive. Options and warrants are excluded from the diluted net loss per share calculation, as they are anti-dilutive.

NOTE C -TERMINATION OF TECHNOLOGY LICENSE AGREEMENTS

The Company and its subsidiary Synovics Laboratories, Inc. ("Synovics Labs"), have been involved in a legal dispute with Nostrum Pharmaceuticals, Inc. ("NOSTRUM") and Nirmal Mulye, Ph.D. ("MULYE"). As disclosed in the Company's previous periodic reports, these parties were among the parties to pending actions and proceedings before the federal District Court of the Southern District of New York and the District of New Jersey as well as arbitration before the American Arbitration Association. As part of the legal dispute, the Company alleged, among other things, that (i) Mulye breached fiduciary duties and usurped corporate opportunities as a member of the Board and Chief Scientific Officer and that Anil Anand (a confessed felon in a $700 million bank fraud) and Nostrum aided and abetted Mulye in such actions, (ii) Mulye, Anand and Nostrum tortiously interfered with prospective contractual relationships of the Company (iii) Mulye fraudulently induced the Company to enter in certain financial transactions, and (iv) Mulye, Anand and Nostrum conspired to breach fiduciary duties and steal valuable corporate opportunities.

On July 31, 2007, the Company together with its subsidiary Synovics Labs entered into a settlement agreement with all parties to the various actions. Under the terms of the settlement agreement, all pending actions and proceedings between the parties were dismissed with prejudice, the parties mutually released one another and all pre-settlement agreements were terminated, including the Technology License Agreement between the Company and Nostrum and the ANDA Ownership Transfer and Product License Agreement ("ANDA AGREEMENT") between Synovics Labs and Nostrum. In connection with the termination of the ANDA Agreement, the Company and Synovics Labs assigned to Nostrum the Abbreviated New Drug Application for the Metformin Extended Release 500mg. As part of the settlement, 10,661,000 shares of common stock of the Company that are owned by Nostrum have been placed in escrow pursuant to a separate escrow agreement (the "ESCROW SHARES"). If the guarantees of Mulye and Nostrum to the Bank of India ("BOI") in connection with the Company's credit facility with BOI are extinguished in full or in part by May 1, 2008, the Escrow Shares will be released to Synovics in an amount proportionate to the amount by which the guarantees have been extinguished. If by May 1, 2008 any Escrow Shares have not been released to the Company or if the Company defaults on its credit facility with BOI and such default remains uncured for more than sixty days, any remaining Escrow Shares will be released to Nostrum. If the Escrow Shares are released to Nostrum and during the escrow period the Company issues additional shares of common stock or common stock equivalents to cause the Escrow Shares to represent less than 32% of the outstanding shares of the Company on a fully diluted basis, then the Company is required to issue to Nostrum additional shares of common stock so that the Escrow Shares together with the additional shares constitute 32% of the outstanding shares of the Company on a fully diluted basis. Such additional shares will be reduced proportionately if any of the Escrow Shares are released to Synovics during the escrow period. As of March 20, 2008 the outstanding principal loan balance with BOI was $6,950,000.

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

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - NOTE PAYABLE - BANK

In May 2006, the Company entered into a bank financing as senior secured debt in the principal amount $10,500,000. Of the principal, $5,250,000 could only be utilized for working capital purposes, the amount borrowed to equal 70% of the value of fully paid inventory and the accounts receivable and 100% of the cash in the accounts maintained by the borrower at the bank. The interest rate is 1% above the bank's prime rate (8.75% at January 31, 2008). Interest is payable monthly. In September, 2007 the amount of the loan was reduced by the amount held back for working capital purposes. The balance included in the accompanying financial statements totals $7,200,000.

NOTE E - NOTES PAYABLE - SHAREHOLDERS AND OTHER RELATED PARTIES.

The Company entered into a promissory note in the principal amount of $3,000,000 with the seller as partial consideration for the acquisition of Kirk Pharmaceuticals, LLC ("KIRK") and ANDAPharm LLC ("ANDAPHARM"). During the year ended October 31, 2007, $1,000,000 was repaid to the seller. The note was subsequently amended in 2007 and 2008. As a result of the most recent amendment, the outstanding principal on the note (currently $2,000,000) is due in two payments, one in the amount of $1,500,000 on or before May 1, 2008 and $500,000 on or before August 1, 2008. The interest rate is 15% per annum retroactively from January 15, 2008 and interest payments are payable monthly. (See also Note
K). Interest expense under the note payable was $37,500 and $56,250 for quarter ended January 31, 2008 and 2007, respectively.

On April 20, 2007, the Company entered into a Consulting Agreement with Harcharan Singh and Kirk issued a promissory note to an affiliate of Mr. Singh, in the principal amount of $1,250,000 in exchange for cash equal to such principal amount. The note was due on September 12, 2007 and is currently outstanding. The note accrues interest at the rate of 15% per annum. As of January 31, 2008, there was unpaid interest of $143,750 included in these financial statements. Interest expense for the quarter ended January 31, 2008 was approximately $47,000. (See also Note H).

NOTE F - OTHER NOTES PAYABLE

Other principal amounts of notes payable consist of the following at:



                                January 31, 2008   October 31, 2007
                                ----------------   ----------------
2005 Convertible Bridge Notes         $2,945,000         $2,945,000
2007 Bridge Notes                      3,450,000          3,450,000
Customer Note                            835,215          1,500,000
Other                                    280,000            280,000
                                      ----------         ----------
Total                                 $7,510,215         $8,175,000
                                      ==========         ==========

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - OTHER NOTES PAYABLE (CONTINUED)

2005 CONVERTIBLE BRIDGE NOTES

In October 2005, the Company issued convertible bridge notes ("2005 BRIDGE NOTES") in the aggregate principal amount of $4,845,000. The 2005 Bridge Notes initially had a maturity date of 18 months from the date of issuance. In connection with the issuance of the 2005 Bridge Notes, the Company also issued detachable stock purchase warrants to purchase 807,493 shares of common stock at $4.00 per share. The warrants expire three years from the date of issuance. Based on the relative fair values, the Company attributed $1,429,540 of the total proceeds to the warrants and recorded the warrants as additional paid-in capital and discount to the 2005 Bridge Notes. The per share weighted value of the warrants to purchase 807,493 shares of common stock at $4.00 per share is $4.47. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of between 198% and 550%; risk free interest rate of 4.9%; and expected life of three years. In connection with the issuance of the 2005 Bridge Notes, the Company paid a cash commission of $301,050 to Indigo Securities, LLC and issued to it three year warrants to purchase 500,000 shares of Common Stock at $5.00 per share and 75,263 at $4.00 per share for its role as placement agent of a portion of the 2005 Bridge Notes sold. The per share weighted value of the warrants to purchase the combined total of 575,263 shares of common stock is $4.87. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 198%; risk free interest rate of 4.9%; and expected life of three years. As a result of the consummation of the acquisition of Kirk and ANDAPharm, the 2005 Bridge Notes were revised (the "REVISED NOTES"). The Revised Notes mature on April 3, 2009 and constitute unsecured indebtedness of the Company. Of the $4,845,000, $2,150,000 aggregate principal amount converted to the Revised Notes. Of the remaining $2,695,000 aggregate principal amount of 2005 Bridge Notes, $300,000 was repaid on July 6, 2006 and an aggregate principal amount of $2,395,000 and all accrued and unpaid interest thereon matured and became payable on September 1, 2006.

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

On March 6, 2007, the Company concluded the renegotiation of the terms of one of the 2005 Bridge Notes in the principal amount of $100,000 and during the year ended October 31, 2007, the entire note was exchanged for 168,556 shares of the Company's common stock.

In September 2007, the Company repaid all principal and interest owing on a 2005 Bridge Note issued to Asia Pacific Investments Holdings Limited totaling $1,855,125.

As of January 31, 2008, the outstanding 2005 Bridge Notes and Revised Notes in the aggregate principal amount of $2,945,000 have accrued interest of $1,027,000.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - OTHER NOTES PAYABLE (CONTINUED)

The Company has entered into a registration rights agreement in connection with the sale of 2005 Bridge Notes. The agreement provides that the Company file a registration statement with the SEC that covers the resale of 125% of the registerable securities (the shares issuable upon conversion at the initial current conversion price and upon exercise of related warrants at the initial exercise price) (the "MANDATORY REGISTRATION STATEMENT"). According to the registration rights agreement, if the Mandatory Registration Statement has not been declared or ordered effective within one hundred twenty (120) days after the closing of the offering, the Company is to pay each investor a fee equal to 1% of the purchase price paid by such investor for the securities purchased plus the aggregate exercise price of the warrants and the placement agent warrants for the first two thirty (30) day periods after such failure and 2.5% of such amount for each subsequent thirty (30) day period (pro rata, in each case, for partial months). Any such payments are to be made at the end of each calendar month until the date that the Mandatory Registration Statement is declared effective. There is no cap on the maximum amount of the penalties that could be payable under the agreement. The Company will recognize the penalties, if any, incurred under the registration rights agreement as interest expense in the period in which they are incurred. Although the Company filed a Mandatory Registration Statement, the Company failed to have the Mandatory Registration Statement declared effective and recognized $2,277,000 of penalties as of January 31, 2008, which are included in accrued interest in the accompanying condensed balance sheet.

2007 BRIDGE NOTES

Beginning on July 5, 2007, Kirk issued convertible bridge notes in the principal amount of $3,450,000 to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended.

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

The bridge notes have been secured by a pledge by Ronald H. Lane, the Company's Chief Executive Officer and Chairman of the Board, of 2,000,000 shares of common stock of the Company owned by Mr. Lane. In addition, the Company agreed to issue 1,000,000 shares of its future Series B Convertible Preferred Stock to be held by Axiom Capital Management, Inc. ("AXIOM") as nominee of the bridge note holders. The Series B Convertible Preferred Stock will be convertible into the Company's common stock on a 1:15 basis in the event of default under the bridge notes, will have full ratchet anti-dilution protection, will be surrendered upon the completion of the qualified equity financing, will have voting rights on an as converted basis and will be non-transferable other than in an event of default under the bridge notes.

Axiom acted as placement agent in the 2007 Bridge Note offering. Pursuant to a letter agreement dated June 5, 2007, Axiom is entitled to a cash commission of 10% of the purchase price of the convertible bridge notes plus warrants to purchase 10% of the number of shares into which the bridge notes are convertible.

The Company is currently in the process of obtaining the consent of holders of the 2007 bridge notes to exchange their notes for a new note that will, among other things, have a maturity date of June 30, 2008 and result in the issuance to holders of these notes, of shares of the Company's common stock in an amount equal to 10% of the principal amount of the notes held thereby based on an assumed value per share of US$0.50.


CUSTOMER NOTE

On August 31, 2007, Kirk issued an unsecured Promissory Note in favor of CB Distributors, Inc. in the amount of $1,500,000 together with interest per annum rate equal to 8%. With extensions, this note was due January, 31, 2008. This note is still outstanding. The balance remaining on the note is $835,215 and Kirk is in the process of paying down the note.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE G - 2007 PRIVATE PLACEMENT

During January and February 2007, the Company completed closings of a private placement ("2007 PRIVATE PLACEMENT"), whereby the Company sold an aggregate of 1,575,000 units ("UNITS") to accredited investors. Of the 1,575,000 Units sold, 450,000 Units were exchanged in lieu of repayment of notes issued in the 2006 Bridge Note Financing in the principal amount of $450,000.

The price per Unit was $1.00 and each Unit consisted of (i) one share of common stock of the Company; and (ii) a warrant to purchase, at any time prior to the third anniversary following the final closing of the Private Placement, one share of common stock at an exercise price of $3.00 per share, subject to adjustment in certain instances; except that with respect to 290,000 Units, the warrant is exercisable for half a share of common stock at an exercise price of $1.50. The warrants are also redeemable by the Company where the exercise price exceeds a certain amount.

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

The subscription agreement requires the Company to file a registration statement, covering the securities sold in the 2007 Private Placement within 30 days of final closing of the 2007 Private Placement and use its best efforts to cause the registration statement to become effective within 90 days of final closing. If the registration statement has not been declared effective within 150 days following final closing, the Company has agreed to pay to the investors liquidated damages, payable in cash or common stock, of 1.5% of the purchase price paid by the investor in the 2007 Private Placement and 1% of the purchase price paid by the investor in the 2007 Private Placement for each subsequent 30 day period, with the total of the foregoing capped at 9%. The Company recognized $63,000 of penalties as of January 31, 2008, which is reflected as interest expense.

NOTE H - CONSULTING AND STRATEGIC ALLIANCE AGREEMENTS

SAGGI AND BRIDGE VENTURES CONSULTING AGREEMENTS

On February 1, 2007, the Company entered into consulting agreements with each of Saggi Capital Corp. and Bridge Ventures, Inc. (each, a "CONSULTANT") for the provision of consulting services (including investor relations and strategic consulting) by the Consultants. Under the consulting agreements, each Consultant is entitled to receive $5,000 per month during the term of the agreement and five-year warrants to acquire 200,000 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $2.00 per share, subject to adjustment in certain circumstances, or on a cashless or net issuance basis. The per share weighted value of the warrants to purchase 400,000 shares of common stock at $2.00 per share is $1.37. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 153%; risk free interest rate of 4.84%; and expected life of five years. In the year ended October 31, 2007, the Company recorded a charge of $273,212 for each consultant, to recognize the agreement.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE H - CONSULTING AND STRATEGIC ALLIANCE AGREEMENTS (CONTINUED)

VCG CONSULTING AGREEMENT

On February 1, 2007, the Company entered into a consulting agreement (the "VCG AGREEMENT") with VCG & A, Inc. ("VCG") for the provision of consulting services by VCG that include assisting the Company in its capital raising efforts, the development of an overall business strategy and the purchase of an over the counter generic version of Omeprazole (the "TARGET PRODUCT") as well as to assist the Company in ongoing management, sales and marketing support. Under the VCG Agreement, the Company agreed to pay VCG cash fees and royalties based upon the net sales of the Target Product. In addition, VCG was entitled to receive stock options to purchase 300,000 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $1.40. The stock options vested immediately upon execution of the VCG Agreement. The per share weighted value of the options to purchase 300,000 shares of common stock at $1.40 per share is $1.39. The options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 153%; risk free interest rate of 4.84%; and expected life of five years. In the year ended October 31, 2007, the Company recorded a charge of $416,475 to recognize the agreement.

On May 1, 2007, the Company issued 1,300,000 share options exercisable for five
(5) years at a price equal to the closing share price as at the day prior to the execution of a licensing agreement by the Company to acquire the rights to an Omeprazole type product with the assistance of VCG. The stock options vested immediately upon execution of the VCG Agreement. The per share weighted value of the options to purchase 1,300,000 shares of common stock at per share is $1.17. The options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 130%; risk free interest rate of 4.67%; and expected life of five years. In the year ended October 31, 2007, the Company recorded a charge of $1,527,000 to recognize the agreement.

In connection with the VCG Agreement, the Company granted to VCG&A and its designees five-year warrants to acquire an aggregate of 1,600,000 shares of our common stock at an exercise price of $1.36 per share. Such warrants were issued in lieu of any options issuable under the VCG Agreement described above.

SINGH STRATEGIC ALLIANCE

On April 20, 2007, the Company entered into a strategic alliance with Harcharan Singh ("SINGH"). In connection with this strategic alliance, the Company and Kirk, entered into a Consulting Agreement with Singh (the "CONSULTING AGREEMENT") and Kirk issued to an affiliate of Singh, a note in the principal amount of $1,250,000 (the "SINGH NOTE").

During the term of the Consulting Agreement, Singh is being retained to provide strategic consulting services to the Company and participates as an observer of the Company's board meetings. In consideration for these services, Singh is to receive a $10,000 monthly retainer commencing May 31, 2007, was issued 2,000,000 shares of the Company's common stock and warrants to purchase a further 1,000,000 shares of the Company's common stock. In addition, if the Company achieves annual earnings before interest, taxes, depreciation and amortization (EBITA) of at least $20,000,000, then Singh will be entitled to a further grant of 1,000,000 shares of Company's common stock and warrants to purchase 500,000 shares of the Company's common stock. The warrants are exercisable for a period of seven years from the date of grant at an initial exercise price of $2.00, subject to adjustment in certain circumstances, and contain a cashless or net issuance component. The per share weighted value of the warrants to purchase 1,000,000 shares of common stock at $2.00 is $1.19 The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 133%; risk free interest rate of 4.62% and expected life of seven years. The Company recorded a charge of $1,192,153 to recognize the agreement.

The Singh Note bears interest of 15% per annum with interest payments payable monthly commencing May 1, 2007 and matured on September 12, 2007. The Singh Note is exchangeable into equity of the Company under certain circumstances. The Singh Note is currently outstanding.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE H - CONSULTING AND STRATEGIC ALLIANCE AGREEMENTS (CONTINUED)

OMEPRAZOLE LICENSE AGREEMENT

On May 1, 2007, the Company's subsidiary, Synovics Labs, entered into a License and Supply Agreement dated as of April 11, 2007 with Fluid Air Inc. doing business as PharmPro ("FAI") for the development and commercialization of the over the counter generic version of Omeprazole (the "LICENSE AGREEMENT"). According to the License Agreement, FAI granted Synovics Labs, under FAI's patent rights, an exclusive worldwide license to develop, commercialize and sublicense capsules containing the generic version of over the counter Omeprazole (the "DRUG PRODUCT"). FAI will be responsible for developing the Drug Product in accordance with the Drug Product development plan while Synovics Labs will be responsible for research and development activities and will file in the Company's name, the appropriate regulatory filings with FAI being responsible for the chemistry, manufacturing and controls review portion of such filings. Once developed and necessary regulatory approvals have been obtained, Synovics Labs will be responsible for promoting, marketing and distributing the Drug Product supplied exclusively by FAI.

As partial consideration for the rights granted, Synovics Labs paid FAI a license e of $500,000 with further payments due upon the completion of certain milestones. Commencing upon the first commercial sale of the Drug Product, the Company is also required to pay to FAI royalties on the net product sales of the Drug Product until the later of (i) the expiration of the last to expire FAI patent rights covering the Drug Product; and (ii) ten years from the first commercial sale of the Drug Product. Unless terminated sooner for cause, the License Agreement will expire on a country by country basis on the expiration of Synovics Labs' obligation to make royalty payments with respect to such country.

NOTE I - EMPLOYMENT AGREEMENTS

On April 18, 2007, the Company entered into an employment agreement with David Coffin-Beach, Ph.D. as the Company's President and Chief Operating Officer. According to Coffin-Beach's employment agreement, Mr. Coffin-Beach's employment with the Company was for a three year term ending April 18, 2010 and may be automatically renewed for additional one year periods. Mr. Coffin-Beach was entitled to a base salary of $300,000 per annum and a discretionary year end bonus payable in cash and/or shares of the Company's common stock. In addition, Mr. Coffin-Beach was granted options to acquire an aggregate of 1,500,000 shares of the Company's common stock exercisable for seven years at an initial exercise price of $2.00 per share and vesting annually in three equal installments, with the first installment vesting on April 18, 2008. The per share weighted value of the options to purchase 1,500,000 shares of common stock at $2.00 is $1.19. The options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 133% risk free interest rate of 4.62%; and expected life of seven years. On February 11, 2008, Mr. Coffin-Beach resigned (See Note K).

On May 17, 2007, the Company executed an Employment Agreement dated as of January 30, 2007 with Ronald H. Lane ("LANE"), its Chief Executive Officer, providing for Lane to serve as the Company's Chief Executive Officer through January 30, 2010, renewable for an additional one year unless either the Company or Lane provides written notice of termination at least 60 days prior to the end of the term. According to the Lane Employment Agreement, Lane is to receive an annual base salary of $400,000 and, solely at the discretion of the Board, based on his performance and the Company's financial condition and operating results, a bonus payable in cash or shares of the Company's common stock. The Lane Employment Agreement further provides that the Board may grant him options under any equity compensation plan in which he is eligible to participate. The Lane Employment Agreement provides that the Company owes Lane an amount to be mutually agreed by them, representing, among other things, accrued, but unpaid salary.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - EMPLOYMENT AGREEMENTS (CONTINUED)

On July 9, 2007, the Company entered into an employment agreement with Steven Getraer as the Company's Executive Vice President and Chief Financial Officer. Mr. Getraer employment with the Company is for a three year term ending July 9, 2010, renewable for subsequent terms unless earlier terminated by either party. Mr. Getraer is entitled to a base salary of $265,000 per annum, increasing to $280,000 per annum commencing on July 10, 2008 and to $295,000 commencing on July 10, 2009. In addition, Mr. Getraer is entitled to a fiscal year-end bonus payable in cash and/or shares of the Company's common stock and was granted options to acquire an aggregate of 600,000 shares of the Company's common stock exercisable for seven years at an initial exercise price of $2.00 per share and vesting annually in three equal installments, with the first installment vesting on July 10, 2008. The per share weighted value of the options to purchase 600,000 shares of common stock at $2.00 is $0.92. The options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 122%; risk free interest rate of 4.97%; and expected life of seven years. The Company may also in its discretion grant Mr. Getraer options pursuant to any eligible equity compensation plan.

NOTE J - LITIGATION

On January 18, 2008, the Company received a complaint filed by Bushido Capital Master Fund, L.P. and BCMF Trustees, LLC against the Company in the United States District Court, Southern District of New York. The complaint seeks recovery of an amount of no less than $579,395 arising from a default by the Company of a Convertible Promissory Note dated October 3, 2005 in the principal amount of $500,000. On March 9, 2008, the Company moved to dismiss the action for lack of subject matter jurisdiction and on March 19, 2008, the Company entered into a Stipulation and Proposed Order that withdraws the pending motion to dismiss and permits the plaintiffs to file and serve an amended complaint.

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

On July 16, 2007, the Court issued a decision granting Asia Pacific's Motion for Summary Judgment in Lieu of Complaint. On September 7, 2007, the Company paid Asia Pacific $1,844,625 and on or around September 17, 2007, the Company paid a further amount of $10,500, the amount due to Asia Pacific under the Asia Pacific Note. Asia Pacific is still claiming from the Company its payment of attorneys' fees and on March 17, 2008, the parties entered into an amended Stipulation requiring the Company to pay $27,500 on or before March 31, 2008.

On December 7, 2007, an action was commenced by Pamlab LLC against ANDApharm, and another two co-defendants in the United States District Court, District of Colorado. The complaint, as amended, alleges that two products manufactured by ANDApharm infringe a patent of which plaintiff is a licensee and that the advertising of the two products constitute false advertising under the Lanham Act. In the amended complaint, plaintiff seeks a preliminary and permanent injunction, treble damages as well as attorneys' fees and costs. On February 11, 2008, ANDAPharm filed its answer denying the claims being made by plaintiff, challenging plaintiff's standing to bring the patent infringement claim and counterclaiming for declaratory judgment of patent non-infringement and patent invalidity. On March 14, 2008, ANDAPharm and the co-defendants filed a motion to stay the proceedings pending the outcome of a separate litigation challenging the ownership of the patent at issue. Based on the allegations in the amended complaint, and ANDAPharm's understanding of relevant facts and circumstances, it believes that the claims made by the plaintiff in this lawsuit are without merit and it intends to vigorously defend against them.

                         SYNOVICS PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE K - SUBSEQUENT EVENTS

On February 11, 2008, David Coffin-Beach resigned as the Company's President and Chief Operating Officer. No options granted under Mr. Coffin-Beach's employment agreement vested and by separate agreement Mr.Coffin-Beach was retained as a consultant and was granted (i) a five year option to acquire 125,000 shares of our common stock at an exercise price of $1.00 per share, and (ii) 125,000 shares of the Company's common stock.

On March 19, 2008, the Company entered into an agreement amending the note issued to the seller of Kirk and ANDApharm according to which the interest rate on the outstanding principal of $2,000,000 and accrued and unpaid interest has been increased to 15% per annum retroactively from January 15, 2008 and the payment schedule for the payment of such principal and accrued and unpaid interest has been adjusted. In addition, the seller shall have the right to convert up to $500,000 of the principal amount due to him into the Company's future Series C Preferred Stock, at the same price that Series C Preferred Stock is sold to other investors. In connection with the agreement, and the Company consented, in the case of default, to the seller obtaining a final judgment without necessity of a further hearing. The seller currently serves as an officer of Kirk and ANDApharm.

In addition, on March 19, 2008, the Company issued to the seller of Kirk and ANDAPharm a seven year warrant to acquire 2,100,000 shares of the Company's common stock exercisable at $1.00 per share (the "SELLER WARRANT"). Of the shares issuable upon exercise of the warrant, 1,400,000 are immediately exercisable and the remaining 700,000 are exercisable if the Seller is employed by the Company or its subsidiary on March 19, 2009 except that if Ronald Lane is removed or resigns from the Company's board of directors, then such 700,000 shares shall become immediately exercisable. The Seller Warrant shall be subject to adjustment in certain circumstances and if the Company issues warrants in connection with a next round of financing of at least $5,000,000 and those warrants have an exercise price lower than the exercise price of the Seller Warrant, then the exercise of the Seller Warrant shall automatically reduce to the lower exercise price. In addition, the Company agreed to include the shares issuable upon exercise of the Seller Warrant in the Company's next registration statement subject to reasonable cutbacks as may be required by the investor or investor group whose shares are also being registered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 (the "10-K") and the Unaudited Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

      We have included in this Quarterly Report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition. "Forward-looking statements" consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company's plans for future periods. In addition, the words "could", "expects", "anticipates", "objective", "plan", "may affect", "may depend", "believes", "estimates", "projects" and similar words and phrases are also intended to identify such forward-looking statements.

      Actual results could differ materially from those projected in our forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for drug products, changes in domestic and foreign economic, market and regulatory conditions, the results of development agreements with pharmaceutical companies, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as "Risk Factors" in other filings by us with the SEC including our Annual Report on Form 10-K. Such factors may also cause substantial volatility in the market price of our common stock. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

OUR BUSINESS

      We are a specialty pharmaceutical company implementing what is referred to as an off shore "Front-End" growth strategy - the core of our business model. This strategy incorporates targeting a series of partnering relationships with Indian pharmaceutical companies to supply us with low-cost competitive pharmaceutical products, both active pharmaceutical ingredients ("APIs") and finished dosage forms. As a result of the acquisition of Kirk Pharmaceuticals, LLC ("KIRK") and ANDAPharm LLC ("ANDAPHARM") in May 2006, we have a facility in Ft. Lauderdale operating under cGMP (current good manufacturing practices) guidelines for the manufacturing and distribution of over-the-counter ("OTC") private label drugs and prescription drugs (Rx).

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

      Our key assets are summarized as:

      o Private label OTC drug manufacturer - Kirk Pharmaceuticals, Fort Lauderdale, Florida;

      o DEA licensed for controlled substances, Schedule 2, 3, 3N, 4, 5 and List 1 chemicals;

      o Containment suites for manufacture of highly regulated/toxic substances (e.g. hormones);

      o     Robust pipeline of prescription Rx and OTC generic drug products;

      o Access to difficult to source competitive APIs and bulk products in U.S. and India - manufacture package and distribute in U.S.;

As a result of historical events as well as the costs incurred in the acquisition of Kirk in 2006 and the disputes with Dr. Mulye and Nostrum, we have not been able to generate sufficient cash to support ongoing operations and service debt. As a result, there has been a continuing need for financing activities.

      Our subsidiary Kirk is a pharmaceutical business engaged in the development, manufacture and distribution of prescription and private label over-the-counter drugs for major drug store chains and distributors in the United States. Since its inception in 1999, it has sustained year to year growth through unique over-the-counter products combined with high quality and low cost manufacturing. The acquisition of Kirk was part of our overall strategy of creating an operational structure through which our product pipeline can be manufactured and distributed at the same as generating cash flow to support our research and development program.

      Since our inception through the most recent fiscal year, we have received an opinion noting the substantial doubt about our ability to continue as a going concern from our independent auditors due to the significant recurring operating losses. However, we are attempting to take the steps necessary to resolve the conditions giving rise to this opinion through the efforts outlined above.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JANUARY 31, 2008 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 2007

      Consolidated gross revenues for the quarter ended January 31, 2008 were $4,255,120 compared to $5,410,871 for the same quarter in 2007. This decrease in revenue is substantially the result of the decline in sales of ephedrine and pseudoephedrine products. The primary reason for the decline in those sales relates to the temporary disruption in the availability of ephedrine guaifenisen products in the soft gel form. We are actively working on finding an alternate means for making this product available. The shortfall in these products was offset by significant growth in the balance of the OTC product line, which grew by more than 30% over the prior year. Our four largest customers represented approximately 58% of the sales for the period. Although we believe Kirk has good working relationships with each of these customers, Kirk is working to further relationships with these and other entities in order to continue to broaden its sales base.

      Sales of products containing ephedrine and guaifenisen accounted for approximately 42% of sales (75% for the same quarter in 2007). These products have come under increasing government regulation due to the concern of these products in the production of methamphetamine. These regulatory changes have affected the way that the products are packaged and how they may be displayed in retail outlets.

      Cost of revenues for the three-month period ended January 31, 2008 was $3,262,772 compared to $4,062,104 for the three-month period ended January 31, 2007. This decline in cost of revenue flows from the decline in sales discussed above. Our gross profit percentage declined from 24.9% to 23.3%. This decline primarily relates to a shift in product mix resulting from the decline in ephedrine guaifenisen product sales as well as increases in other costs which have not yet been passed on to customers.

      Research and development expenses for the three-month period ended January 31, 2008 was $290,078 compared to $255,000 for the three-month period ended January 31, 2007. The research and development expenses are in line with historical norms of the Company, and contain no significant, unusual expenses. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

      Selling, general, and administrative expenses for the three-month period ended January 31, 2008 was $1,693,210 as compared to $1,715,920 for the three-month period ended January 31, 2007. The operating expenses are in line with historical norms of the acquired subsidiaries, and contain no significant, unusual expenses.

      The net loss for the three-month period ended January 31, 2008 was $2,224,704, or $.12 per share, as compared to $2,370,230 or $.09 per share for the three-month period ended January 31, 2007. The net loss per share was impacted by the treatment of the shares of stock being held in escrow relating to the Nostrum lawsuits. We expect cumulative losses to increase due to its research and development activities related to the development of new product candidates.

LIQUIDITY AND CAPITAL RESOURCES

      To date, our operations have not generated sufficient revenues to satisfy our historical capital needs. We have been financed through operations and the sale of our common stock, warrants and debt by means of private placements. The Company had a working capital deficit of $21,796,333 at January 31, 2008 as compared with a working capital deficit of $19,458,269 at October 31, 2007. Cash and cash equivalents were $1,004 at January 31, 2008, as compared with $0 at October 31, 2007.

      Net cash provided by operating activities during the three-month period ended January 31, 2008 was $812,241. This resulted from our net loss of $2,224,704 offset by significant reductions in accounts receivable and inventory and increases in accrued liabilities. We have generally incurred negative cash flows from operations since inception, which will continue due to our short term and long term debt obligations, penalties accruing on our registration statement not becoming effective, research and development activities, costs of boosting operating efficiencies and mounting financing expenses.

      Net cash used in investing activities during the three-month period ended January 31, 2008 was $132,879. These funds were used for capital expenditures and were primarily funded through leasing activities.

      Net cash used for financing activities during the three-month period ended January 31, 2008 was $678,358 that resulted from partial repayment of customer note and payments under leases for capital equipment.

      We did not enter into any material capital expenditure agreements, nor did we engage in any off balance sheet financing during the reporting period.

      Our auditors have expressed in their audit report a qualification as to our ability to continue as a going concern. See Note A of the Notes to the Condensed Consolidated Financial Statements.

      We are currently late in our obligations with respect to principal and interest payments of substantially all of our notes. We have undertaken a capital raising effort to address this however there is no assurance that we will be successful in this effort or that additional note holders will not file an action against us for default.

      All trends, demands, commitments, events and uncertainties resulting in a material increase or decrease in liquidity have been reported. All internal and external sources of liquidity have been identified, and all material commitments of capital expenditures as of the end of the quarter have been identified.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We do not invest in or own any market risk sensitive instruments entered into for trading purposes or for purposes other than trading purposes. All loans to us have been made with fixed interest rates, and, accordingly, the market risk to us prior to the maturity of those instruments is minimal.

ITEM 4T. CONTROLS AND PROCEDURES.

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

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we completed an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures as of January 31, 2008 had deficiencies that caused the Company's controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. Management is presently evaluating its options with its auditor to address these deficiencies. There have been no significant changes to our internal controls or other factors that could significantly affect internal controls subsequent to the period covered by this Quarterly Report.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

BUSHIDO LAWSUIT

      As previously reported, on January 18, 2008, we received a complaint filed by Bushido Capital Master Fund, L.P. and BCMF Trustees, LLC against us in the United States District Court, Southern District of New York. The complaint seeks recovery of an amount of no less than $579,395 arising from a default by us of a Convertible Promissory Note dated October 3, 2005 in the principal amount of $500,000. On March 9, 2008, we moved to dismiss the action for lack of subject matter jurisdiction and on March 19, 2008, we entered into a Stipulation and Proposed Order that withdraws the pending motion to dismiss and permits the plaintiffs to file and serve an amended complaint.

ASIA PACIFIC LAWSUIT

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

      On July 16, 2007, the Court issued a decision granting Asia Pacific's Motion for Summary Judgment in Lieu of Complaint. On September 7, 2007, we paid Asia Pacific $1,844,625 and on or around September 17, 2007, we paid a further amount of $10,500, the amount due to Asia Pacific under the Asia Pacific Note. Asia Pacific is still claiming from us its payment of attorneys' fees and on March 17, 2008, the parties entered into an amended Stipulation requiring us to pay $27,500 on or before March 31, 2008.

PAMLAB LAWSUIT

      On December 7, 2007, an action was commenced by Pamlab LLC against our subsidiary ANDApharm, LLC ("ANDAPHARM") and another two co-defendants in the United States District Court , District of Colorado. The complaint, as amended, alleges that two products manufactured by ANDApharm infringe a patent of which plaintiff is a licensee and that the advertising of the two products constitute false advertising under the Lanham Act. In the amended complaint, plaintiff seeks a preliminary and permanent injunction, treble damages as well as attorneys' fees and costs. On February 11, 2008, ANDAPharm filed its answer denying the claims being made by plaintiff, challenging plaintiff's standing to bring the patent infringement claim and counterclaiming for declaratory judgment of patent non-infringement and patent invalidity. On March 14, 2008, ANDAPharm and the co-defendants filed a motion to stay the proceedings pending the outcome of a separate litigation challenging the ownership of the patent at issue. Based on the allegations in the amended complaint, and ANDAPharm's understanding of relevant facts and circumstances, it believes that the claims made by the plaintiff in this lawsuit are without merit and it intends to vigorously defend against them.

ITEM 1A. RISK FACTORS.

      The Company has had no material changes to its risk factors as previously disclosed in its Form 10-K for the year ended October 31, 2007 filed with the Securities and Exchange Commission on February 13, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      None that were not previously disclosed in Form 8K filings during the previous quarter ended January 31, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      As of the date of this filing, we are late in the payment to certain holders of notes of principal and interest in the amount of $14,126,940, which indebtedness exceeds 5% of our total assets. Of such notes, we are currently in the process of obtaining the consent of holders of notes in the principal amount of $3,450,000 to exchange their notes for a new note that will, among other things, have a maturity date of June 30, 2008 and result in the issuance to holders of these notes, of shares of our common stock in an amount equal to 10% of the principal amount of the notes held thereby based on an assumed value per share of US$0.50.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

COPANOS AGREEMENT

      The following disclosure would have otherwise been filed on Form 8-K under the heading "Item 1.01 - Entry into a Material Definitive Agreement", "Item 2.03-Creation of a Direct Financial Obligation or An Obligation Under an Off-Balance Sheet Arrangement of a Registrant" and "Item 3.02-Unregistered Sales of Equity Securities".

      As previously reported, we entered into a promissory note in the principal amount of $3,000,000 with John Copanos (the "COPANOS NOTE") as partial consideration for the acquisition by us of our operating subsidiaries, Kirk Pharmaceuticals, LLC and ANDAPharm, LLC. Subsequently, on December 13, 2006, May 21, 2007 and November 30, 2007, the Copanos Note was amended. Mr. Copanos currently serves as an officer of Kirk and ANDAPharm.

      On March 19, 2008, we entered into an agreement amending the Copanos Note, as amended, according to which the interest rate on the outstanding principal of $2,000,000 and accrued and unpaid interest has been increased to 15% per annum retroactively from January 15, 2008 and the payment schedule for the payment of such principal and accrued and unpaid interest has been adjusted. In addition, Copanos shall have the right to convert up to $500,000 of the principal amount due to him into our future Series C Preferred Stock, at the same price that Series C Preferred Stock is sold to other investors. In connection with the agreement, and we consented, in the case of default, to Mr. Copanos obtaining a final judgment without necessity of a further hearing.

      In addition, on March 19, 2008, we issued to Mr. Copanos a seven year warrant to acquire 2,100,000 shares of our common stock exercisable at $1.00 per share (the "COPANOS WARRANT"). Of the shares issuable upon exercise of the warrant, 1,400,000 are immediately exercisable and the remaining 700,000 are exercisable if Mr. Copanos is employed by us or our subsidiary on March 19, 2009 except that if Ronald Lane is removed or resigns from our board of directors, then such 700,000 shares shall become immediately exercisable. The Copanos Warrant shall be subject to adjustment in certain circumstances and if we issue warrants in connection with a next round of financing of at least $5,000,000 and those warrants have an exercise price lower than the exercise price of the Copanos Warrant, then the exercise of the Copanos Warrant shall automatically reduce to the lower exercise price. In addition, we agreed to include the shares issuable upon exercise of the Copanos Warrant in our next registration statement subject to reasonable cutbacks as may be required by the investor or investor group whose shares are also being registered.

      The foregoing description is a summary and is qualified in its entirety by the agreement and warrant attached as an exhibit hereto and incorporated by reference herein.

SUPPLY AGREEMENT

      The following disclosure would have otherwise been filed on Form 8-K under the heading "Item 1.01 - Entry into a Material Definitive Agreement."

      On February 29, 2008, ANDAPharm entered into a Second Supply Agreement (the "SUPPLY AGREEMENT") dated as of February 1, 2008 with Breckenridge Pharmaceutical, Inc. for the manufacture, packaging and supply by ANDApharm of certain pharmaceutical products.

      The foregoing description is a summary and is qualified in its entirety by the Supply Agreement attached as an exhibit hereto and incorporated by reference herein.

ITEM 6. EXHIBITS.

      EXHIBITS

      10.1 Form of Agreement between John Copanos and Synovics Pharmaceuticals, Inc.

      10.2  Form of Warrant issued to John Copanos.

      10.3 Second Supply Agreement dated as of February 1, 2008 between Breckenridge Pharmaceutical, Inc. and ANDApharm LLC.*

      31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

      31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

      32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      * We have requested confidential treatment with respect to this exhibit. In the event that the Commission should deny such request in whole or in part, such exhibit or the relevant portions thereof shall be filed by amendment to this Quarterly Report on Form 10-Q.

                         SYNOVICS PHARMACEUTICALS, INC.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SYNOVICS PHARMACEUTICALS, INC.
                                    (Company)

Date: March 21, 2008                     By: /s/ RONALD H. LANE
                                            -------------------
                                            Ronald H. Lane
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date: March 21, 2008                     By: /s/ STEVEN GETRAER
                                            -------------------
                                            Steven Getraer
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)