Form 10-Q
period 2008-04-30
Synovics Pharmaceuticals
filed 2008-06-16
CIK 1030839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2008

or

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

(954) 486-4590
(COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]      Accelerated filer [  ]      Non-accelerated filer [X]      Smaller reporting company [  ]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of June 11, 2008 there were 19,177,186 shares of common stock outstanding (not including 10,025,171 shares of common stock that the Company is obligated to issue).

SYNOVICS PHARMACEUTICALS, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30,	October 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,901	$-
Trade receivables	3,135,872	3,328,951
Inventory	2,248,140	1,928,009
Prepaid expenses and other current assets	491,653	302,937

Total Current Assets	5,897,566	5,559,897

PROPERTY - Net of accumulated depreciation of $680,404
and $490,771, respectively	2,097,688	2,024,407

OTHER ASSETS:
Security deposits	87,548	87,548
Deferred financing fees	3,182,189	2,899,296
Intangible assets - net of accumulated amortization of
$707,619 and $612,279, respectively	1,219,711	1,315,051

Goodwill	11,447,698	11,447,698
Total Other Assets	15,937,146	15,749,593

TOTAL ASSETS	$23,932,400	$23,333,897

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,769,709	$4,716,702
Accrued interest	5,744,628	4,529,342
Accrued liabilities	3,393,708	2,597,122
Notes payable - shareholders and others	4,660,060	3,250,000
Notes payable	7,430,792	8,175,000
Note payable - bank	1,950,000	1,750,000

Total current liabilities	28,948,897	25,018,165

LONG-TERM LIABILITIES:
Deferred revenue	847,334	847,334
Long term debt, net of current portion	4,600,000	5,450,000
Capital lease obligation, net of current portion	186,696	122,523

Total Liabilities	34,582,927	31,438,023

STOCKHOLDERS' DEFICIT:
Preferred stock - $.001 par value - authorized, 5,000,000 shares;
591,850 and 591,850 issued and outstanding, respectively
(liquidation preference of $798,998)	798,998	798,998
Common stock - $.001 par value - authorized, 45,000,000 shares;
21,097,519 and 19,118,133 issued and outstanding, respectively	111,975	29,838
Additional paid-in capital	74,093,901	71,537,568
Warrants	4,873,955	4,892,997
Accumulated deficit	(79,426,945)	(74,261,117)
Common Stock in Treasury	(10,952,410)	(10,952,410)
Subscription receivable	(150,000)	(150,000)
Total stockholders' deficit	(10,650,527)	(8,104,126)

TOTAL LIAILITIES AND STOCKHOLDERS' DEFICIT	$23,932,400	$23,333,897

See notes to the condensed consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007
REVENUES, net	$6,121,632	$5,713,761	$10,376,752	$11,257,660

COST OF REVENUES	3,825,125	4,121,421	7,087,897	8,183,525

GROSS PROFIT	2,296,507	1,592,340	3,288,855	3,074,135

OPERATING EXPENSES
Research and development	361,966	278,363	652,044	533,363
Selling, general, and administrative	2,921,861	6,460,217	4,615,070	8,138,829
Total expenses	3,283,827	6,738,580	5,267,114	8,672,192

OPERATING LOSS	(987,320)	(5,146,240)	(1,978,259)	(5,598,057)

OTHER INCOME (EXPENSES):
Other income	-	2,047	-	4,315
Interest expense, net	(1,953,804)	(1,628,108)	(3,187,568)	(3,551,956)

Total other (expenses) income	(1,953,804)	(1,626,061)	(3,187,568)	(3,547,641)

NET LOSS BEFORE PROVISION FOR INCOME TAX	(2,941,124)	(6,772,301)	(5,165,827)	(9,145,698)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(2,941,124)	$(6,772,301)	$(5,165,827)	$(9,145,698)

NET LOSS PER SHARE	$(0.14)	$(0.23)	$(0.24)	$(0.31)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	21,097,519	29,922,575	21,097,519	29,922,575

See notes to the condensed consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	April 30	April 30
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(5,165,827)	$(2,370,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	284,973	88,340
Stock based compensation/fees	2,537,290	-
Amortization of bridge loan discount	(282,893)	372,690
Expenses satisfied with issuance of common stock	-	251,088
Changes in operating assets and liabilities:
Accounts receivable	193,079	(552,501)
Inventory	(320,131)	473,482
Prepaids and other current assets	(188,716)	(73,575)
Accounts payable	1,053,007	734,846
Accrued interest	1,215,285	831,724
Accrued liabilities	851,348	229,915
Deferred Revenues	0	151,238
Net cash provided in operating activities	177,414	137,017

INVESTING ACTIVITIES:
Capital expenditures	(262,914)	(179,658)
Net cash used in investing activities	(262,914)	(179,658)

FINANCING ACTIVITIES:
Issuance of common stock	82,137	600,000
Payment of deferred financing fees	-	(80,929)
Proceeds from Debt	1,410,060	250,000
Repayment of Debt	(1,394,208)	(250,000)
Repayment of Leases	9,412	(98,928)

Net cash provided by financing activities	107,401	420,143

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	21,901	377,502

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	2,393,437

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,901	$2,770,939

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Settlement of debt through issuance of common stock	$0	$450,000

See notes to the condensed consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements of Synovics Pharmaceuticals, Inc. (“Synovics”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the six-month period ended April 30, 2008 and April 30, 2007 are not necessarily indicative of the operating results that may be achieved for the entire year ending October 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with Synovics’ financial statements and accompanying notes thereto as of and for the year ended October 31, 2007. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Synovics has incurred accumulated operating losses of $78,833,377 through April 30, 2008 which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and Synovics’ inability to generate operating profits and positive cash flows from operations indicate that Synovics may not be able to continue as a going concern for a reasonable period of time.

Principles of Consolidation

The consolidated financial statements include the accounts of Synovics Pharmaceuticals, Inc. and its wholly owned subsidiaries, (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of Credit Risk

Accounts receivable are reported net of an allowance for doubtful accounts. The allowance is based on management’s estimate of the amount of receivables that will be actually collected. Management performs on-going credit evaluations of its customers and provides an allowance based on credit history and worthiness of its customers. Receivables are written off when deemed uncollectible.

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

Note C – NOSTRUM SETTLEMENT; RELEASE OF NOSTRUM GUARANTEE

Synovics and its subsidiary Synovics Laboratories, Inc. (“Synovics Labs”), were involved in a legal dispute with Nostrum Pharmaceuticals, Inc. (“Nostrum”) and Nirmal Mulye, Ph.D. (“Mulye”). As disclosed in the Company’s previous periodic reports, these parties were among the parties to pending actions and proceedings before the Federal District Court of the Southern District of New York and the District of New Jersey as well as arbitration before the American Arbitration Association. As part of the legal dispute, the Company alleged, among other things, that (i) Mulye breached fiduciary duties and usurped corporate opportunities as a member of the Board and Chief Scientific Officer and that Anil Anand (a confessed felon in a $700 million bank fraud) and Nostrum aided and abetted Mulye in such actions, (ii) Mulye, Anand and Nostrum tortiously interfered with prospective contractual relationships of the Company (iii) Mulye fraudulently induced the Company to enter in certain financial transactions, and (iv) Mulye, Anand and Nostrum conspired to breach fiduciary duties and steal valuable corporate opportunities.

On July 31, 2007, the Company together with Synovics Labs entered into a settlement agreement with all parties to the various actions. Under the terms of the settlement agreement, all pending actions and proceedings between the parties were dismissed with prejudice, the parties mutually released one another and all pre-settlement agreements were terminated, including the Technology License Agreement between the Company and Nostrum and the ANDA Ownership Transfer and Product License Agreement (“ANDA Agreement”) between Synovics Labs and Nostrum. In connection with the termination of the ANDA Agreement, the Company and Synovics Labs assigned to Nostrum the Abbreviated New Drug Application for the Metformin Extended Release 500mg. As part of the settlement, 10,661,000 shares of common stock of the Company that were owned by Nostrum were placed in escrow pursuant to a separate escrow agreement (the “Escrow Shares”). The escrow agreement provided, among other things, that if the guarantees of Mulye and Nostrum to the Bank of India (“BOI”) and the related undertakings in connection with the Company’s credit facility with BOI (the “BOI Loan”) were extinguished in full or in part by May 1, 2008, the Escrow Shares were to be released to Synovics in an amount proportionate to the amount by which the guarantees have been extinguished. Further, if the Escrow Shares were released to Nostrum and during the escrow period the Company issued additional shares of common stock or common stock equivalents to cause the Escrow Shares to represent less than 32% of the outstanding shares of the Company on a fully diluted basis, then the Company was required to issue to Nostrum additional shares of common stock so that the Escrow Shares together with the additional shares constitute 32% of the outstanding shares of the Company on a fully diluted basis.

On April 29, 2008, the guarantees given by Nostrum and Mulye were replaced with a letter of credit issued by Maneesh Pharmaceuticals Ltd. (“Maneesh”) in favor of BOI securing the BOI Loan. Maneesh is currently an affiliate of the Company and three of its designees presently serve on the Company’s board of directors (See Note L). Consequently, the Company delivered a notice to the escrow agent, pursuant to the terms of the escrow agreement demanding release to the Company of the Escrow Shares. Nostrum is currently contesting the release of the Escrow Shares and the Company intends to vigorously pursue the release of the Escrow Shares and believes that Nostrum’s challenge is completely lacking merit.

The Escrow Shares are being treated as treasury stock. The fair value of the shares included in treasury stock at July 31, 2007 was $10,767,610. In the event that any Escrow Shares are released to Nostrum from escrow, the Company may recognize an additional charge at that time.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note C – NOSTRUM SETTLEMENT; RELEASE OF NOSTRUM GUARANTEE (CONTINUED)

As an inducement to Maneesh for replacing the guarantees, the Company agreed to issue to Maneesh 4,000,000 shares of its common stock and to “gross up” the number of such shares in the event that all or part of the Escrow Shares are ultimately released to Nostrum. Further, on April 29, 2008, the date the Nostrum guarantee was replaced, the Company’s board of directors appointed Vinay Sapte, a Maneesh designee, to join the board and simultaneously therewith, Richard Feldheim and William McCormick resigned from the Company’s board and audit and compensation committees.

Note D - NOTE PAYABLE - BANK

In May 2006, the Company entered into a bank financing as senior secured debt in the principal amount of $10,500,000. Of the principal, $5,250,000 could only be utilized for working capital purposes, the amount borrowed to equal 70% of the value of fully paid inventory and the accounts receivable and 100% of the cash in the accounts maintained by the borrower at the bank. The interest rate is 1% above the bank’s prime rate (8% at April 30, 2008). Interest is payable monthly. In September, 2007 the amount of the loan was reduced by the amount held back for working capital purposes. During the term of the loan, the Company has made principal and interest payments on the loan. The balance included in the accompanying financial statements totals $6,550,000.

Note E - NOTES PAYABLE - SHAREHOLDERS AND OTHER RELATED PARTIES.

The Company entered into a promissory note (the “Copanos Note”) in the principal amount of $3,000,000 with the seller, John Copanos, as partial consideration for the acquisition of Kirk Pharmaceuticals, LLC (“Kirk”) and ANDAPharm LLC (“ANDAPharm”). The seller currently serves as an officer of Kirk and ANDApharm.

During the year ended October 31, 2007, $1,000,000 was repaid to the seller. The Copanos Note was subsequently amended in 2007 and 2008. As a result of the most recent amendment, the then outstanding principal on the note ($2,000,000) was due in two payments, one in the amount of $1,500,000 on or before May 1, 2008 and $500,000 on or before August 1, 2008. The interest rate is 15% per annum retroactively from January 15, 2008 and interest payments are payable monthly. Interest expense under the note payable was $141,833 and $56,250 for the quarters ended April 30, 2008 and 2007, respectively. Subsequent to April 30, 2008, the Company paid $750,000 due under the Copanos Note and the balance is subject to negotiation (see Note L).

The seller has the right to convert up to $500,000 of the principal amount due to him into the Company’s Series C Preferred Stock offering, at the same price that Series C Preferred Stock is sold to other investors. In connection with the agreement, the Company consented, in the case of default, to the seller obtaining a final judgment without necessity of a further hearing.

In addition, on March 19, 2008, the Company issued to the seller a seven year warrant to acquire 2,100,000 shares of the Company’s common stock exercisable at $1.00 per share (the “Seller Warrant”). Of the shares issuable upon exercise of the warrant, 1,400,000 are immediately exercisable and the remaining 700,000 are exercisable if the Seller is employed by the Company or its subsidiary on March 19, 2009 except that if Ronald Lane is removed or resigns from the Company’s board of directors, then such 700,000 shares shall become immediately exercisable. The Seller Warrant shall be subject to adjustment in certain circumstances and if the Company issues warrants in connection with a next round of financing of at least $5,000,000 and those warrants have an exercise price lower than the exercise price of the Seller Warrant, then the exercise of the Seller Warrant shall automatically reduce to the lower exercise price. In addition, the Company agreed to include the shares issuable upon exercise of the Seller Warrant in the Company’s next registration statement subject to reasonable cutbacks as may be required by the investor or investor group whose shares are also being registered.

The per share weighted value of the warrants to purchase 2,100,000 shares of common stock at $1.00 per share is $0.13. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 80%; risk free interest rate of 2.25%; and expected life of seven years.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note E - NOTES PAYABLE - SHAREHOLDERS AND OTHER RELATED PARTIES (CONTINUED)

On April 20, 2007, the Company entered into a Consulting Agreement with Harcharan Singh and Kirk issued a promissory note to an affiliate of Mr. Singh (the “Singh Note”), in the principal amount of $1,250,000 in exchange for cash equal to such principal amount. The note accrued interest at the rate of 15% per annum. On April 3, 2008, the principal and accrued and unpaid interest of the Singh Note in addition to the accrued consulting fees payable pursuant to the Consulting Agreement were exchanged for a 2008 Bridge Note in the principal amount of $1,652,292 (including the purchase of a 2008 Bridge Note by an affiliate of Singh in the principal amount of $100,000). The 2008 Bridge Note was part of a series of $6,792,292 in aggregate principal amount of 2008 Bridge Notes issued by Kirk to accredited investors and described further below. The Company also agreed to issue to Singh’s affiliate 330,458 shares of common stock in consideration of its purchase of the 2008 Bridge Note.

On April 3, 2008, an affiliate of Maneesh purchased a 2008 Bridge Note in the principal amount of $1,000,000 and the Company agreed to issue an aggregate of 200,000 shares of common stock in consideration of its purchase of the 2008 Bridge Note.

The outstanding principal and accrued and unpaid interest on the 2008 Bridge Notes issued to Singh’s affiliate and Maneesh were subsequently converted into securities sold in the Company’s Series C offering (See Note L).

NOTE F - OTHER NOTES PAYABLE

Other principal amounts of notes payable consist of the following at:

	April 30, 2008	October 31, 2007
	-------------------	---------------------
2005 Bridge Notes	$2,945,000	$2,945,000
2007 Bridge Notes	0	3,450,000
2008 Bridge Notes (non-affiliates)	4,040,000	0
Customer Note	365,792	1,500,000
Other	80,000	280,000
	--------------	--------------
Total	$7,430,792	$8,175,000
	========	========

2005 Bridge Notes

In October 2005, the Company issued convertible bridge notes (“2005 Bridge Notes”) in the aggregate principal amount of $4,845,000. The 2005 Bridge Notes initially had a maturity date of 18 months from the date of issuance. In connection with the issuance of the 2005 Bridge Notes, the Company also issued detachable stock purchase warrants to purchase 807,493 shares of common stock at $4.00 per share. The warrants expire three years from the date of issuance. Based on the relative fair values, the Company attributed $1,429,540 of the total proceeds to the warrants and recorded the warrants as additional paid-in capital and discount to the 2005 Bridge Notes. The per share weighted value of the warrants to purchase 807,493 shares of common stock at $4.00 per share is $4.47. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of between 198% and 550%; risk free interest rate of 4.9%; and expected life of three years. In connection with the issuance of the 2005 Bridge Notes, the Company paid a cash commission of $301,050 to Indigo Securities, LLC and issued to it three year warrants to purchase 500,000 shares of common stock at $5.00 per share and 75,263 at $4.00 per share for its role as placement agent of a portion of the 2005 Bridge Notes sold. The per share weighted value of the warrants to purchase the

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F - OTHER NOTES PAYABLE (CONTINUED)

combined total of 575,263 shares of common stock is $4.87. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 198%; risk free interest rate of 4.9%; and expected life of three years. As a result of the consummation of the acquisition of Kirk and ANDAPharm, the 2005 Bridge Notes were revised (the “Revised Notes”). The Revised Notes mature on April 3, 2009 and constitute unsecured indebtedness of the Company. Of the $4,845,000, $2,150,000 aggregate principal amount converted to the Revised Notes. Of the remaining $2,695,000 aggregate principal amount of 2005 Bridge Notes, $300,000 was repaid on July 6, 2006 and an aggregate principal amount of $2,395,000 and all accrued and unpaid interest thereon matured and became payable on September 1, 2006.

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

On March 6, 2007, the Company concluded the renegotiation of the terms of one of the 2005 Bridge Notes in the principal amount of $100,000 and during the year ended October 31, 2007, the entire note was exchanged for 168,556 shares of the Company’s common stock. In September 2007, the Company repaid all principal and interest owing on a 2005 Bridge Note issued to Asia Pacific Investments Holdings Limited totaling $1,855,125.

As of April 30, 2008, the outstanding 2005 Bridge Notes and Revised Notes in the aggregate principal amount of $2,945,000 have accrued interest of $1,190,389. All of the outstanding 2005 Bridge Notes and Revised Notes were subsequently repaid after April 30, 2008 (See Note L).

The Company has entered into a registration rights agreement in connection with the sale of 2005 Bridge Notes. The agreement provides that the Company file a registration statement with the SEC that covers the resale of 125% of the registerable securities (the shares issuable upon conversion at the initial current conversion price and upon exercise of related warrants at the initial exercise price) (the “Mandatory Registration Statement”). According to the registration rights agreement, if the Mandatory Registration Statement has not been declared or ordered effective within one hundred twenty (120) days after the closing of the offering, the Company is to pay each investor a fee equal to 1% of the purchase price paid by such investor for the securities purchased plus the aggregate exercise price of the warrants and the placement agent warrants for the first two thirty (30) day periods after such failure and 2.5% of such amount for each subsequent thirty (30) day period (pro rata, in each case, for partial months). Any such payments are to be made at the end of each calendar month until the date that the Mandatory Registration Statement is declared effective. There is no cap on the maximum amount of the penalties that could be payable under the agreement. The Company will recognize the penalties, if any, incurred under the registration rights agreement as interest expense in the period in which they are incurred. Although the Company filed a Mandatory Registration Statement, the Company failed to have the Mandatory Registration Statement declared effective and recognized $4,005,859 of penalties as of April 30, 2008, which are included in accrued interest in the accompanying condensed balance sheet. The registration rights agreement was subsequently terminated with respect to the holders of the 2005 Bridge Notes and Revised Notes (See Note L).

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F - OTHER NOTES PAYABLE (CONTINUED)

2007 Bridge Notes

Beginning on July 5, 2007, Kirk issued convertible bridge notes (the “2007 Bridge Notes”) in the principal amount of $3,450,000 to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”).

The bridge notes bore interest at 6% per annum increasing to 18% in the case of an event of default and have a maturity date of six months from the issuance date, unless earlier converted. Upon the closing of a qualified equity financing, the bridge notes were automatically convertible into the Company’s future Series C Preferred Stock to be issued in a qualified equity financing at a premium of 10% of the unpaid principal and interest of the bridge notes. In addition, upon closing of the qualified equity financing, holders of the bridge notes were entitled to receive common stock purchase warrants of the Company at an exercise price and other terms identical to the warrants to be issued in the qualified equity financing. The amount of common stock into which the common stock purchase warrants were exercisable ranged from 40% to 50% of the number of shares of common stock issuable to bridge note holders upon conversion of the Series C Preferred Stock receivable upon conversion of the bridge notes, with the range depending on the timing of the initial closing of the qualified equity financing.

The bridge notes were secured by a pledge by Ronald H. Lane, the Company’s Chief Executive Officer and Chairman of the Board, of 2,000,000 shares of common stock of the Company owned by Dr. Lane. In addition, the Company agreed to issue 1,000,000 shares of its future Series B Convertible Preferred Stock to be held by Axiom Capital Management, Inc. (“Axiom”) as nominee of the bridge note holders. Axiom acted as placement agent in the 2007 Bridge Note offering.

Axiom acted as placement agent in the 2007 Bridge Note offering. Pursuant to a letter agreement dated June 5, 2007, Axiom is entitled to a cash commission of 10% of the purchase price of the convertible bridge notes plus warrants to purchase 10% of the number of shares into which the bridge notes are convertible.

As further described below, on April 3, 2008, the 2007 Bridge Notes were exchanged for 2008 Bridge Notes.

2008 Bridge Notes

Beginning on April 3, 2008, Kirk issued convertible bridge notes (the “2008 Bridge Notes”) in the principal amount of $6,792,292 to accredited investors as defined by Rule 501 under the Securities Act. Of the 2008 Bridge Notes issued, notes in the principal amount of $5,227,292 were issued in exchange for (i) 2008 Bridge Notes in the principal amount equal to the unpaid principal of the 2007 Bridge Notes, and (ii) 2008 Bridge Notes in the principal amount equal to the unpaid principal and accrued and unpaid interest of the Singh Note and accrued and outstanding consulting fees due to Mr. Singh.

The 2008 Bridge Notes bore interest at 6% per annum increasing to 18% in the case of an event of default and mature on June 30, 2008, unless earlier converted. Upon the closing of a qualified equity financing (as defined therein), the 2008 Bridge Notes were convertible at the option of the holder into the Company’s Series C Preferred Stock and warrants to acquire shares of common stock to be issued in a qualified equity financing at a premium of 10% of the unpaid principal and interest of the 2008 Bridge Notes. In addition, upon closing of the qualified equity financing, holders of the 2008 Bridge Notes were entitled to receive bridge warrants to acquire the Company’s common stock at an exercise price and upon other terms identical to the warrants to be issued in the qualified equity financing. The number of shares of common stock into which the bridge warrants were exercisable ranged from 40% to 50% of the number of shares of common stock issuable to holders upon conversion of the Series C Preferred Stock receivable upon conversion of the 2008 Bridge Notes, with the range depending on the timing of the initial closing of the qualified equity financing.

In connection with the issuance of the 2008 Bridge Notes, the Company agreed to issue an aggregate of 1,358,458 shares of its common stock to holders of the 2008 Bridge Notes.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F - OTHER NOTES PAYABLE (CONTINUED)

To secure Kirk’s obligations under the 2008 Bridge Notes, the Company issued 1,000,000 shares of Series B Convertible Preferred Stock to Axiom Capital Management, Inc. (“Axiom”), the placement agent of the 2008 Bridge Note offering, acting as collateral agent of holders of the 2008 Bridge Notes. According to the Series B Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, the shares of Series B Convertible Preferred Stock vote together with the common stock and other preferred stock entitled to vote on an as-converted basis. In the event of default under the 2008 Bridge Notes, the Series B Convertible Preferred Stock is convertible into the Company’s common stock on a 1:15 basis for the purpose of utilizing the proceeds thereof to satisfy the obligations under the 2008 Bridge Notes. In an event of default, the Company is further obligated to file a registration statement under the Securities Act covering the resale of shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock. If the Company does not file a registration statement within 15 days following an event of default, the 2008 Bridge Notes will be deemed to increase in principal amount by 1% every month up to 10% in the aggregate. The then outstanding shares of Series B Preferred Stock are redeemable on a pro-rata basis by the Company at a redemption price of $0.001 per share in the event of conversion of the 2008 Bridge Notes pursuant to the terms thereof or in the event of payment of any portion of the principal outstanding under such convertible bridge notes.

The 2008 Bridge Notes are also secured by a pledge by an affiliate of Ronald H. Lane, the Company’s Chief Executive Officer and Chairman of the Board, of 2,000,000 shares of common stock of the Company. As an inducement to the pledge by Dr. Lane’s affiliate, the Company agreed to issue to Dr. Lane’s affiliate one share of the Company’s common stock for every pledged share of common stock sold in an event of default under the 2008 Bridge Notes.

Pursuant to a letter agreement, as subsequently amended, between the Company and its placement agent, Axiom is entitled to a cash commission of 10% of the purchase price of the 2008 Bridge Notes (and in the case of purchasers of 2008 Bridge Notes in the principal amount of $1,200,000, 3%) plus warrants (“Placement Agent Warrants”) to purchase 10% of the number of shares of common stock into which the 2008 Bridge Notes are convertible (and in the case of 2008 Bridge Notes in the principal amount of $1,200,000, 5%), in both cases excluding the 2008 Bridge Notes issued in exchange of convertible bridge notes issued in the 2007 Bridge Note Offering and the Singh Note. The Placement Agent Warrants are exercisable for five years from the date of issuance and are to be on the same terms as the warrants issued to the investors except that the Placement Agent Warrants shall be exercisable on a “cashless” or “net issuance” basis.

Certain of the 2008 Bridge Notes subsequently converted into securities sold in the Company’s Series C offering (See Note L).

Customer Note

On August 31, 2007, Kirk issued an unsecured Promissory Note in favor of CB Distributors, Inc. in the amount of $1,500,000 together with interest per annum rate equal to 8%. With extensions, this note was due January, 31, 2008. This note is still outstanding. As of April 30, 2008, the balance remaining on the note is $365,792 and Kirk is in the process of paying down the note.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G - 2007 PRIVATE PLACEMENT

During January and February 2007, the Company completed closings of a private placement (“2007 Private Placement”), whereby the Company sold an aggregate of 1,575,000 units (“Units”) to accredited investors. Of the 1,575,000 Units sold, 450,000 Units were exchanged in lieu of repayment of notes issued in a 2006 bridge note financing in the principal amount of $450,000.

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

The subscription agreement requires the Company to file a registration statement, covering the securities sold in the 2007 Private Placement within 30 days of final closing of the 2007 Private Placement and use its best efforts to cause the registration statement to become effective within 90 days of final closing. If the registration statement has not been declared effective within 150 days following final closing, the Company has agreed to pay to the investors liquidated damages, payable in cash or common stock, of 1.5% of the purchase price paid by the investors in the 2007 Private Placement and 1% of the purchase price paid by the investors in the 2007 Private Placement for each subsequent 30 day period, with the total of the foregoing capped at 9%. The Company recognized $63,000 of penalties as of April 30, 2008, which is reflected as interest expense.

NOTE H – STOCK BASED COMPENSATION

On February 11, 2008, David Coffin-Beach resigned as the Company’s President and Chief Operating Officer. No options granted under Mr. Coffin-Beach’s employment agreement vested and by separate agreement Mr.Coffin-Beach was retained as a consultant and was granted (i) a three year option to acquire 125,000 shares of our common stock at an exercise price of $1.00 per share, and (ii) 125,000 shares of the Company’s common stock.

The per share weighted value of the warrants to purchase 125,000 shares of common stock at $1.00 per share is $0.41. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 80%; risk free interest rate of 3%; and expected life of five years.

NOTE I - CONSULTING AND STRATEGIC ALLIANCE AGREEMENTS

Saggi and Bridge Ventures Consulting Agreements

On February 1, 2007, the Company entered into consulting agreements with each of Saggi Capital Corp. and Bridge Ventures, Inc. (each, a “Consultant”) for the provision of consulting services (including investor relations and strategic consulting) by the Consultants. Under the consulting agreements, each Consultant is entitled to receive $5,000 per month during the term of the agreement and five-year warrants to acquire 200,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $2.00 per share, subject to adjustment in certain circumstances, or on a cashless or net issuance basis. The per share weighted value of the warrants to purchase 400,000 shares of common stock at $2.00 per share is $1.37. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 153%; risk free interest rate of 4.84%; and expected life of five years. In the year ended October 31, 2007, the Company recorded a charge of $273,212 for each consultant, to recognize the agreement.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I - CONSULTING AND STRATEGIC ALLIANCE AGREEMENTS (CONTINUED)

VCG Consulting Agreement

On February 1, 2007, the Company entered into a consulting agreement (the “VCG Agreement”) with VCG & A, Inc. (“VCG”) for the provision of consulting services by VCG that include assisting the Company in its capital raising efforts, the development of an overall business strategy and the purchase of an over the counter generic version of Omeprazole (the “Target Product”) as well as to assist the Company in ongoing management, sales and marketing support. Under the VCG Agreement, the Company agreed to pay VCG cash fees and royalties based upon the net sales of the Target Product. In addition, VCG was entitled to receive stock options to purchase 300,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $1.40. The stock options vested immediately upon execution of the VCG Agreement. The per share weighted value of the options to purchase 300,000 shares of common stock at $1.40 per share is $1.39. The options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 153%; risk free interest rate of 4.84%; and expected life of five years. In the year ended October 31, 2007, the Company recorded a charge of $416,475 to recognize the agreement.

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

In connection with the VCG Agreement, the Company granted to VCG&A and its designees five-year warrants to acquire an aggregate of 1,600,000 shares of common stock at an exercise price of $1.36 per share. Such warrants were issued in lieu of any options issuable under the VCG Agreement described above.

Singh Strategic Alliance

On April 20, 2007, the Company entered into a strategic alliance with Harcharan Singh (“Singh”). In connection with this strategic alliance, the Company and Kirk, entered into a Consulting Agreement with Singh (the “Consulting Agreement”) and Kirk issued to an affiliate of Singh, a note in the principal amount of $1,250,000 (the “Singh Note”).

During the term of the Consulting Agreement, Singh is being retained to provide strategic consulting services to the Company and participates as an observer of the Company’s board meetings. In consideration for these services, Singh is to receive a $10,000 monthly retainer commencing May 31, 2007, was issued 2,000,000 shares of the Company’s common stock and warrants to purchase a further 1,000,000 shares of the Company’s common stock. In addition, if the Company achieves annual earnings before interest, taxes, depreciation and amortization (EBITA) of at least $20,000,000, then Singh will be entitled to a further grant of 1,000,000 shares of Company’s common stock and warrants to purchase 500,000 shares of the Company’s common stock. The warrants are exercisable for a period of seven years from the date of grant at an initial exercise price of $2.00, subject to adjustment in certain circumstances, and contain a cashless or net issuance component. The per share weighted value of the warrants to purchase 1,000,000 shares of common stock at $2.00 is $1.19 The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 133%; risk free interest rate of 4.62% and expected life of seven years. The Company recorded a charge of $1,192,153 to recognize the agreement.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I - CONSULTING AND STRATEGIC ALLIANCE AGREEMENTS (CONTINUED)

The Singh Note bore interest of 15% per annum with interest payments payable monthly commencing May 1, 2007 and matured on September 12, 2007. On April 3, 2008, all outstanding principal and accrued and unpaid interest on the Singh Note plus accrued and unpaid consulting fees under the Consulting Agreement were exchanged for a 2008 Bridge Note (as defined below) in the principal amount of $1,552,292. In addition, an affiliate of Singh was issued a 2008 Bridge Note in the principal amount of $100,000 in consideration for an investment in the Company of like amount. In connection with the issuance of the 2008 Bridge Note, the Company has agreed to issue to Singh’s affiliate 330,458 shares of common stock of the Company.

Subsequently, the outstanding principal and accrued and unpaid interest on the 2008 Bridge Note was converted into securities sold in the Company’s Series C offering, Singh became a member of the Company’s board of directors and the Company has agreed to issue to Mr. Singh 2,000,000 shares of restricted Common Stock, vesting one-third on May 9, 2008, one-third on May 9, 2009 and one-third on May 9, 2010 (See Note L).

Omeprazole License Agreement

On May 1, 2007, the Company’s subsidiary, Synovics Labs, entered into a License and Supply Agreement dated as of April 11, 2007 with Fluid Air Inc. doing business as PharmPro (“FAI”) for the development and commercialization of the over the counter generic version of Omeprazole (the “License Agreement”). According to the License Agreement, FAI granted Synovics Labs, under FAI’s patent rights, an exclusive worldwide license to develop, commercialize and sublicense capsules containing the generic version of over the counter Omeprazole (the “Drug Product”). FAI will be responsible for developing the Drug Product in accordance with the Drug Product development plan while Synovics Labs will be responsible for research and development activities and will file in the Company’s name, the appropriate regulatory filings with FAI being responsible for the chemistry, manufacturing and controls review portion of such filings. Once developed and necessary regulatory approvals have been obtained, Synovics Labs will be responsible for promoting, marketing and distributing the Drug Product supplied exclusively by FAI.

As partial consideration for the rights granted, Synovics Labs paid FAI a license fee of $500,000 with further payments due upon the completion of certain milestones. Commencing upon the first commercial sale of the Drug Product, the Company is also required to pay to FAI royalties on the net product sales of the Drug Product until the later of (i) the expiration of the last to expire FAI patent rights covering the Drug Product; and (ii) ten years from the first commercial sale of the Drug Product. Unless terminated sooner for cause, the License Agreement will expire on a country by country basis on the expiration of Synovics Labs’ obligation to make royalty payments with respect to such country.

Michaels Consulting Agreement

On January 28, 2008, the Company entered into a consulting agreement with Paul Michaels (“Michaels”). In consideration for the consulting services rendered by Michaels, the Company issued an aggregate of 99,990 shares of the Company’s common stock.

NOTE J - EMPLOYMENT AGREEMENTS

On May 17, 2007, the Company executed an Employment Agreement dated as of January 30, 2007 with Ronald H. Lane (“Lane”), its Chief Executive Officer, providing for Lane to serve as the Company’s Chief Executive Officer through January 30, 2010, renewable for an additional one year unless either the Company or Lane provides written notice of termination at least 60 days prior to the end of the term. According to the Lane Employment Agreement, Lane is to receive an annual base salary of $400,000 and, solely at the discretion of the Board, based on his performance and the Company’s financial condition and operating results, a bonus payable in cash or shares of the Company’s common stock. The Lane Employment Agreement further provides that the Board may grant him options under any equity compensation plan in which he is eligible to participate. The Lane Employment Agreement provides that the Company owes Lane an amount to be mutually agreed by them, representing, among other things, accrued, but unpaid salary. The Company’s board has authorized an amendment to Dr. Lane’s employment agreement to among, other things, expand the circumstances under which there is termination for “good reason”, to provide that Dr. Lane may engage in non-competing activities upon Dr. Lane’s termination. Further, the Company’s board authorized the conversion of $100,000 of Dr. Lane’s approximate $300,000 in deferred compensation into the Company’s Series C offering (See Note L).

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J - EMPLOYMENT AGREEMENTS (CONTINUED)

On July 9, 2007 the Company entered into an employment agreement with Steven Getraer as the Company’s Executive Vice President and Chief Financial Officer. Mr. Getraer employment with the Company is for a three year term ending July 9, 2010, renewable for subsequent terms unless earlier terminated by either party. Mr. Getraer is entitled to a base salary of $265,000 per annum, increasing to $280,000 per annum commencing on July 10, 2008 and to $295,000 commencing on July 10, 2009. In addition, Mr. Getraer is entitled to a discretionary fiscal year-end bonus payable in cash and/or shares of the Company’s common stock and was granted options to acquire an aggregate of 600,000 shares of the Company’s common stock exercisable for seven years at an initial exercise price of $2.00 per share and vesting annually in three equal installments, with the first installment vesting on July 10, 2008. The per share weighted value of the options to purchase 600,000 shares of common stock at $2.00 is $0.92. The options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 122%; risk free interest rate of 4.97%; and expected life of seven years. The Company may also in its discretion grant Mr. Getraer options pursuant to any eligible equity compensation plan.

NOTE K - LITIGATION

On January 18, 2008, the Company received a complaint filed by Bushido Capital Master Fund, L.P. and BCMF Trustees, LLC against the Company in the United States District Court, Southern District of New York. The complaint seeks recovery of an amount of no less than $579,395 arising from a default by the Company of a Convertible Promissory Note dated October 3, 2005 in the principal amount of $500,000. On March 9, 2008, the Company moved to dismiss the action for lack of subject matter jurisdiction and on March 19, 2008, the Company entered into a Stipulation and Proposed Order that withdraws the pending motion to dismiss and permits the plaintiffs to file and serve an amended complaint. A settlement agreement has been entered into subsequent to April 30, 2008 (See Note L).

On December 7, 2007, an action was commenced by Pamlab LLC against ANDApharm, and another two co-defendants in the United States District Court, District of Colorado. The complaint, as amended, alleges that ANDApharm’s Folnate Plus product infringes a patent of which plaintiff is a licensee and that the advertising of the product constitutes false advertising under the Lanham Act. In the amended complaint, plaintiff seeks a preliminary and permanent injunction, treble damages as well as attorneys’ fees and costs. On February 11, 2008, ANDAPharm filed its answer denying the claims being made by plaintiff, challenging plaintiff’s standing to bring the patent infringement claim and counterclaiming for declaratory judgment of patent non-infringement and patent invalidity. ANDAPharm later amended its answer to add a counterclaim for declaratory judgment of patent unenforceability. On March 14, 2008, ANDAPharm and the co-defendants filed a motion to stay the proceedings pending the outcome of a separate litigation challenging the ownership of the patent at issue, which was subsequently denied by the Court. A settlement in principle has been entered into subsequent to April 30, 2008 (See Note L).

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE L – SUBSEQUENT EVENTS

Series C Offering

On May 9, 2008, the Company completed an initial closing of a Series C Preferred Stock offering (the “Series C Offering”) whereby the Company sold an aggregate of 23,978 shares of its newly created Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”) together with detachable warrants (“Warrants”) to acquire an aggregate of 16,700,200 shares of its common stock to accredited investors as defined by Rule 501 under the Securities Act.

According to the terms of the Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock (“Series C Certificate of Designation”), the Series C Preferred stock is convertible into shares of the Company’s common stock at an initial rate of 1,000 shares of common stock for each share of Series C Preferred Stock subject to adjustment pursuant to the Series C Certificate of Designation and votes on an as-converted basis together with the Company’s common stock and any class of preferred stock entitled to vote with the Company’s common stock at any annual or special meeting of the Company. The Warrants are exercisable for a period of five years from the date of grant at an initial exercise price of $0.75 per share, subject to adjustment for, among other things, stock splits, stock dividends, distributions, reclassifications and sales below the exercise price.

Of the Series C Preferred Stock and Warrants sold, 2008 Bridge Notes in the principal amount of $5,202,292 plus accrued interest thereon were exchanged at a premium of 10% into (i) an aggregate of 11,778 shares of Series C Preferred Stock and Warrants to acquire an aggregate of 5,889,000 shares of common stock, and (ii) bridge Warrants to acquire an aggregate of 4,711,200 shares of common stock (equal to 40% of the number of shares of common stock issuable upon conversion of the Series C Preferred Stock receivable upon conversion of the 2008 Bridge Notes). In addition, Ronald H. Lane, Ph.D., the Company’s Chief Executive Officer and Chairman of the Board, converted $100,000 of deferred compensation due under his employment agreement for an investment of like amount in the Series C Offering entitling him to 200 shares of Series C Preferred Stock and Warrants to acquire 100,000 shares of common stock. Similarly, upon repayment in full of the Copanos Note, John Copanos, the President and Chief Operating Officer of Kirk, has agreed to convert $500,000 of his outstanding promissory note issued by the Company in the principal amount of $1,250,000 for an investment of like amount in the Series C Offering which will entitle him to 1,000 shares of Series C Preferred Stock and Warrants to acquire 500,000 shares of common stock.

Pursuant to a registration rights agreement entered into with purchasers of the Series C Preferred Stock, the Company agreed to use its best efforts to file, within 45 days of the final closing of the Series C Offering, with the Securities and Exchange Commission a registration statement (the “Mandatory Registration Statement”) covering the registration of (i) securities issuable upon exercise of the Warrants and placement agent warrants, (ii) securities issued by way of liquidated damages under the registration rights agreement, (iii) up to 1,000,000 shares of common stock owned by Maneesh Pharmaceuticals Ltd. (“Maneesh”) prior to May 8, 2008, (iv) 1,000,000 shares of common stock beneficially owned by Harcharan Singh as of May 8, 2008, and (v) 1,000,000 shares of common stock beneficially owned by Ronald Lane as of May 8, 2008 (collectively the “Registrable Securities”). If the registration statement has not been filed within 45 days of final closing of the Series C Offering or declared effective within 195 days following final closing, the Company has agreed to pay to the purchasers liquidated damages, payable in cash or Series C Preferred Stock, of 1% of the purchase price paid by the purchaser in the Series C Offering for each month until the registration statement is declared effective, with the total of the foregoing capped at 10%. If the Mandatory Registration Statement has not been declared effective and the Company receives a request between October 6, 2008 and May 9, 2010 from purchasers who invested at least $500,000 in the Series C Offering that the Company file a registration statement, then the Company shall, subject to certain limitations, file a registration covering the Registrable Securities requested to be registered. Further, if the Mandatory Registration Statement has not been declared effective and the Company files a registration statement for its own account or the account of others then the Company shall, subject to customary cutbacks and restrictions, include in such registration statement the Registrable Securities of the purchasers of the Series C Preferred Stock that request to be included.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE L – SUBSEQUENT EVENTS (CONTINUED)

The Company has previously entered into an agreement with its placement agent, as subsequently amended, pursuant to which its placement agent is entitled to (i) a cash commission of 10% of the purchase price of the 2008 Bridge Notes (and in the case of Maneesh and a purchaser of 2008 Bridge Notes in the principal amount of $200,000, 3%) plus warrants to purchase 10% of the number of shares of common stock into which the 2008 Bridge Notes purchased by investors introduced by the placement agent are convertible (and in the case of Maneesh and a purchaser of 2008 Bridge Notes in the principal amount of $200,000, 5%), specifically excluding the 2008 Bridge Notes issued in exchange of convertible bridge notes issued in the Company’s 2007 Bridge Note offering and the Singh Note; and (ii) a cash commission of 10% of the purchase price of the Series C Preferred Stock specifically excluding “roll-overs” from the 2008 Bridge Notes purchased by investors introduced by the placement agent (and 2% in the case of Registrant introductions, except in the case of Maneesh and Singh’s affiliate where it shall be 3%) plus warrants to purchase 10% of the number of shares into which the Series C Preferred Stock is convertible (excluding “roll-overs” from the 2008 Bridge Notes) purchased by investors introduced by the placement agent (and 5% in the case of Company introductions). The warrants issuable to the placement agent are exercisable for five years from the date of issuance and are to be on the same terms as the purchaser Warrants except that the placement agent’s warrants shall be exercisable on a “cashless” or “net issuance” basis.

The incremental gross proceeds to the Company from the initial closing of the Series C offering was $6,000,000 and together with the 2008 Bridge Note offering, the incremental gross proceeds to the Registrant was $7,565,000.

With the new infusion of cash from the Series C Offering, it is the Company’s present intention to retire its material outstanding indebtedness other than its credit facility with the Bank of India, New York Branch (“BOI”), in the current principal amount of $6,550,000 (the “BOI Loan”). As a consequence, on or around May 12, 2008, the Company repaid an aggregate of $2,445,000 to certain holders of 2005 Bridge Notes and Revised Notes. In addition, the Company repriced warrants to purchase an aggregate of 1,307,492 shares of common stock, issued to such holders, to $0.75 per share and extended the term of such warrants by one year. The Company has further agreed to issue an aggregate of 817 shares of Series C Preferred Stock and 1,091,813 shares of common stock in lieu of payment of accrued and unpaid interest under the 2005 Bridge Notes. In consideration of the aforesaid, the Company has obtained a full release from such holders in connection with the 2005 Bridge Notes and related transactions including a waiver of the payment of any penalties due under the registration rights agreement entered into with the holders of the 2005 Bridge Notes.

In addition to the repayment of the 2005 Bridge Notes and Revised Notes, the Company has paid down the following notes: (i) the amount of $560,000 to holders of the 2008 Bridge Notes who did not elect to convert into the Series C offering reducing the principal amount of the 2008 Bridge Notes to 1,030,000, (ii) the amount of $750,000 of the Copanos Note, reducing the principal amount of the Copanos note to $1,250,000, (iii) the amount of $725,893 in full payment of 2005 Bridge Note held by Bushido in connection with the settlement of a lawsuit brought by Bushido, and (iv) the amount of $40,000 to a holder of a note reducing the principal amount to $40,000.

In connection with the Series C offering, the Company’s board authorized the following issuances: (i) 2,000,000 shares of restricted common stock to Harcharan Singh, vesting over twenty four months, with one-third vesting on each of May 9, 2008, May 9, 2009 and May 9, 2010; (ii) 1,000,000 shares of restricted common stock to Ronald Lane, vesting over twenty-four months, with one-third vesting on each of May 9, 2008, May 9, 2009 and May 9, 2010; (iii) 125,000 shares of common stock and five-year warrants to acquire 250,000 shares of common stock at an initial exercise price of $0.75 per share to each of the Company’s former directors, William McCormick and Richard Feldheim, who recently resigned on April 29, 2008; (iv) a warrant to acquire 1,400,000 shares of common stock to John Copanos which together with the previously granted warrant to acquire 2,100,000 shares of common stock, vesting as follows: 1,500,000 shares vest immediately, 1,000,000 shares vest on April 28, 2009 and 1,000,000 shares vest on April 28, 2010. Further, in addition to the repricing of the 2005 Bridge Note warrants, the Company’s board authorized the repricing of additional warrants to acquire an aggregate of 875,263 shares of common stock to $0.75 per share and authorized the repricing of options to acquire 600,000 shares of common stock held by Steven Getraer, the Company’s Chief Financial Officer, to $0.75 per share and to issue to him additional options to acquire a further 600,000 shares of common stock at an initial exercise price of $0.75 per share, which additional options will vest upon satisfaction of certain performance related criteria.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE L – SUBSEQUENT EVENTS (CONTINUED)

The lead investor in the Series C offering was an affiliate of Maneesh which invested an aggregate of $6 million in the Series C offering (including the “roll-over” of a 2008 Bridge Note in the principal amount of $1 million) from its working capital. Maneesh is controlled by Vinay Sapte and his brother Maneesh Sapte. Vinay Sapte was recently appointed to the Company’s board on April 29, 2008 and Maneesh Sapte, together with Jyotindra Gange, both Maneesh designees, became members of the Company’s board on May 23, 2008. In addition, an affiliate of Mr. Harcharan Singh, invested an aggregate of $2,652,292 in the Series C Offering (including the “roll-over” of a 2008 Bridge Note in the principal amount of $1,652,292) from its working capital and, together with the Maneesh designees, became a member of the Company’s board on May 23, 2008.

Vinay Sapte, Ronald Lane and Harcharan Singh and their respective affiliates are among principal parties to a Voting Agreement dated as of May 9, 2008 entered into upon the initial closing of the Series C offering. Under the terms of the Voting Agreement, each of the parties agrees to vote all of its shares to ensure that the size of the Company’s board will be five directors (or seven if the board resolves to expand its size to seven). Further, each of the parties agrees to vote its shares in favor of the following designations: (i) one director designated by Ronald Lane and his affiliates (to initially be Dr. Lane), (ii) one director designated by Harcharan Singh and his affiliates (to initially be Mr. Singh), (iii) three directors designated by Maneesh and its affiliates (to initially be Vinay Sapte, Maneesh Sapte and Jyotindra Gange). The Voting Agreement further provides that if the board is expanded to seven directors, then Maneesh and its affiliates shall be entitled to one further designee and Axiom Captial Management LLC (“Axiom”) and Indigo Securities LLC (“Indigo”) shall be entitled to designate one director. If certain of the parties to the Voting Agreement cease to beneficially own at least 4% of the outstanding shares of common stock of the Registrant determined immediately after giving effect to the initial closing of the Series C offering, then the right of designation applicable to such party shall terminate and the right shall vest in the entire board.

To ensure that the investment by Maneesh and the related transactions are effected as contemplated, the Company entered into an amendment to its Rights Agreement, dated as of September 8, 2006, pursuant to which Maneesh and its affiliates as well as Ronald Lane, Harcharan Singh, Axiom and Indigo and their affiliates will not be considered an “Acquiring Person” as a result of the transactions described herein.

Performance Bonus

On June 13, 2008, the Company issued to an employee 100,000 shares of its common stock as a performance bonus for the year ended 2007.

Litigation

On January 18, 2008, the Company received a complaint filed by Bushido Capital Master Fund, L.P. (“Bushido”) and BCMF Trustees, LLC against the Company in the United States District Court, Southern District of New York. The complaint sought recovery of an amount of no less than $579,395 arising from a default by the Company of a Convertible Promissory Note dated October 3, 2005 in the principal amount of $500,000 (the “Bushido Note”). On June 6, 2008, the Company entered into a settlement and general release agreement pursuant to which the Company repaid the unpaid principal and accrued and unpaid interest on the Bushido Note plus agreed upon legal fees in the aggregate amount of $725,893. Further, pursuant to the terms of the settlement, the Company agreed to re-price warrants to acquire 83,333 shares of Company common stock issued to Bushido to $0.75 and extend the expiration date of such warrants to October 3, 2012.

On December 7, 2007, an action was commenced by Pamlab LLC against ANDApharm, and another two co-defendants in the United States District Court, District of Colorado. On May 30 2008, the Company reached a non-monetary settlement in principle and is in the process of executing a definitive settlement agreement.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE L – SUBSEQUENT EVENTS (CONTINUED)

Maneesh Joint Venture

On June 6, 2008, the Company entered into a Joint Venture Agreement with Maneesh. Under the terms of the joint venture agreement, Maneesh has agreed to provide consulting services to the Company and its subsidiaries for an initial term of one year, which term shall automatically renew for additional one year terms absent notice of non-renewal. Pursuant to the joint venture agreement, the Company has agreed to pay Maneesh a consulting fee of $25,000 per month, plus reimbursement of reasonable and accountable expenses. The joint venture agreement further provides that Maneesh and Kirk may in the future agree to the license by Maneesh to Kirk of the non-exclusive right to manufacture and distribute pharmaceutical products proprietary to Maneesh.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 (the “10-K”) and the Unaudited Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

          We have included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements.

          Actual results could differ materially from those projected in our forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for drug products, changes in domestic and foreign economic, market and regulatory conditions, the results of development agreements with pharmaceutical companies, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in other filings by us with the SEC including our Annual Report on Form 10-K. Such factors may also cause substantial volatility in the market price of our common stock. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Our Business

          We are a specialty pharmaceutical company implementing an off shore “Front-End” growth strategy - the core of our business model. This strategy incorporates targeting a series of partnering relationships with Indian pharmaceutical companies to supply us with low-cost competitive pharmaceutical products, both active pharmaceutical ingredients (“APIs”) and finished dosage forms. Our operating subsidiaries, Kirk Pharmaceuticals, LLC (“Kirk”) and ANDAPharm LLC (“ANDAPharm”) have facilities in Ft. Lauderdale operating under cGMP (current good manufacturing practices) guidelines for the manufacturing and distribution of over-the-counter (“OTC”) private label drugs and prescription drugs (Rx).

          We have initiated our Front-End strategy, which sources products developed and manufactured in India, and packages and distributes to our customers through our Florida operation. Our access to low-cost raw materials and manufacturing is the cornerstone of the Front-End strategy and key to our dual objectives of growing our OTC business and introducing a pipeline of Rx generic drugs. The first step to this strategy and its implementation was our alliance with Harcharan (Harry) Singh, of Glopec International, a pharmaceutical industry veteran with a 20 year proven track record of sourcing competitive pharmaceuticals products for North America from Asia and Europe. Our recently implemented relationship with Maneesh Pharmaceuticals will significantly enhance our progress in implementing the strategy. We expect that our relationship with Singh and Maneesh will ensure that we are able to take advantage of the low cost strategy.

          Our key assets are summarized as:

  Private label OTC drug manufacturer - Kirk Pharmaceuticals, Fort Lauderdale, Florida;

  DEA licensed for controlled substances, Schedule 2, 3, 3N, 4, 5 and List 1 chemicals;

  Containment suites for manufacture of highly regulated/toxic substances (e.g. hormones);

  Robust pipeline of prescription Rx and OTC generic drug products;

  Access to difficult to source competitive APIs in both U.S. and India - Package and Distribute in U.S;

          As a result of historical events as well as the costs incurred in the acquisition of Kirk in 2006 and the disputes with Dr. Mulye and Nostrum, we have not been able to adequately generate enough cash to support ongoing operations and service debt. As a result, there has been a continuing need for financing activities.

          Our subsidiary Kirk is a pharmaceutical business engaged in the development, manufacture and distribution of prescription and private label over-the-counter drugs for major drug store chains and distributors in the United States. Since its inception in 1999, it has sustained year to year growth through unique over-the-counter products combined with high quality and low cost manufacturing. The acquisition of Kirk was part of our overall strategy of creating an operational structure through which our product pipeline can be manufactured and distributed at the same time as generating cash flow to support our research and development program.

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

Results of Operations

          Three months ended April 30, 2008 compared with three months ended April 30, 2007

          Consolidated gross revenues for the quarter ended April 30, 2008 were $6,121,632 compared to $5,713,761 for the same quarter in 2007. The increase results from a continued strong growth of the OTC product line as well as increases in sales of the prescription product line. The increase in revenue was negatively impacted by the continued decline in sales of ephedrine and pseudoephedrine products caused by the temporary disruption in the availability of ephedrine guaifenesin products in the soft gel form. We are actively working on developing an alternate means for making this product available. Our four largest customers represented approximately 63% of the sales for the period. Although we believe Kirk has good working relationships with each of these customers, Kirk is working to further relationships with these and other entities in order to continue to broaden its sales base.

          Sales of products containing ephedrine and guaifenesin accounted for approximately 47% of sales (72% for the same quarter in 2007). These products have come under increasing government regulation due to the concern of these products in the production of methamphetamine. These regulatory changes have affected the way that the products are packaged and how they may be displayed in retail outlets.

          Cost of revenues for the three-month period ended April 30, 2008 was $3,825,125 compared to $4,121,421 for the three-month period ended April 30, 2007. Our gross profit percentage increased from 27.9% to 37.5%. This increase primarily relates to a shift in product mix resulting from the increases in sales of prescription products which have a higher profit margin than some of our non-controlled substance private label OTC products.

          Research and development expenses for the three-month period ended April 30, 2008 was $361,966 compared to $278,363 for the three-month period ended April 30, 2007. The research and development expenses are in line with our historical norms. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

          Selling, general, and administrative expenses for the three-month period ended April 30, 2008 was $2,921,861 as compared to $6,460,217 for the three-month period ended April 30, 2007. The operating expenses are in line with historical norms and also include approximately $1.2 million in consulting and financing fees. In the previous year, there were significant non-cash consulting expenses.

          Interest expense for the quarter was $1,953,804 as compared to $1,628,108 for the same period in the prior year. The net loss for the three-month period ended April 30, 2008 was $2,941,124, or $.14 per share, as compared to $6,772,301 or $.23 per share for the three-month period ended April 30, 2007.

Six months ended April 30, 2008 compared with six months ended April 30, 2007.

           Consolidated revenues for the six months ended April 30, 2008 were $10,376,752 compared to $11,257,660 for the same quarter in 2007. This decrease in revenue is substantially the result of the decline in sales of ephedrine and pseudoephedrine products. The primary reason for the decline in those sales relates to the temporary disruption in the availability of ephedrine guaifenesin products in the soft gel form. We are actively working on developing an alternate means for making this product available. The shortfall in these products was partially offset by significant growth in the balance of the OTC product line and in the prescription business. Kirk’s four largest customers represented approximately 66% of the sales for the period. Although we believe Kirk has good working relationships with each of these customers, Kirk is working to further relationships with these and other entities in order to broaden its sales base.

          Sales of products containing pseudoephedrine, ephedrine and/or guaifenesin accounted for approximately 45% of sales. These products have come under increasing government regulation due to the concern of these products in the production of methamphetamine.

          Cost of revenues for the six-month period ended April 30, 2008 was $7,087,897 compared to $8,183,525 for the six-month period ended April 31, 2007. This decrease in cost of revenue relates to the decrease in revenue. The gross profit percentage for the Company increased to 31.7% (from 27.3% for the prior year) for the period. This increase primarily relates to a shift in product mix resulting from the increases in sales of prescription products which have a higher profit margin than some of Company’s non-controlled substance private label OTC products.

          Research and development expenses for the six-month period ended April 30, 2008 was $652,044 compared to $533,363 for the six-month period ended April 30, 2007. The research and development expenses are in line with historical norms. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

          Selling, general, and administrative expenses for the six-month period ended April 30, 2008 was $4,615,070 as compared to $8,138,829 for the six-month period ended April 30, 2007. The operating expenses are in line with historical norms also include approximately $1.2 million in consulting and financing fees. In the previous year, there were significant non-cash consulting expenses.

          The Company’s net loss was $5,165,827 or $.24 per share for the six month period ended April 30, 2008, as compared to $9,145,698 or $.31 per share for the six month period ended April 30, 2007. The significant decline in net loss is attributable to an improvement in gross profit percentage and the reduction in general and administrative expenses relating to non-recurrence of significant expenses incurred in the prior year.

Liquidity and Capital Resources

          To date, our operations have not generated sufficient revenues to satisfy our capital needs. We have been financed through operations and the sale of our common stock, warrants and debt by means of private placements of securities exempt from the registration requirements of the Securities Act of 1933, as amended. The Company had a working capital deficit of $23,051,331 at April 30, 2008 as compared with a working capital deficit of $19,580,426 at October 31, 2007. Cash and cash equivalents were $21,901 at April 30, 2008, as compared with $0 at October 31, 2007.

          Net cash provided by operating activities during the six-month period ended April 30, 2008 was $177,414. This resulted from our net loss of $516,827 reduced by significant amortization of loan discounts and increases in current liabilities accounts. We have generally incurred negative cash flows from operations since inception. We expect the negative cash flow will be reduced in the future as our short and long term debt obligations, and financing expenses are reduced or eliminated.

          Net cash used in investing activities during the six-month period ended April 30, 2008 was $262,914. These funds were used for capital expenditures and were substantially funded through leasing activities. Net cash provided by financing activities during the six-month period ended April 30, 2008 was $107,401.

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

ITEM 4T.         CONTROLS AND PROCEDURES.

          Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including our principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          In accordance with Exchange Act Rules 13a-15 and 15d-15, we completed an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures as of April 30, 2008 had deficiencies that caused the Company’s controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. Management is presently evaluating its options with its auditor to address these deficiencies. There have been no significant changes to our internal controls or other factors that could significantly affect internal controls subsequent to the period covered by this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

Bushido Lawsuit

           As previously reported, on January 18, 2008, we received a complaint filed by Bushido Capital Master Fund, L.P. and BCMF Trustees, LLC against us in the United States District Court, Southern District of New York. The complaint sought recovery of an amount of no less than $579,395 arising from a default by us of a Convertible Promissory Note dated October 3, 2005 in the principal amount of $500,000 (the “Bushido Note”). On June 6, 2008, we entered into a settlement and general release agreement pursuant to which we repaid the unpaid principal and accrued and unpaid interest on the Bushido Note plus agreed upon legal fees in the aggregate amount of $725,893. Further, pursuant to the terms of the settlement, we agreed to re-price warrants to acquire 83,333 shares of our common stock issued to Bushido to $0.75 and extend the expiration date of such warrants to October 3, 2012.

Asia Pacific Lawsuit

          As previously reported, on May 11, 2007, we received from our agent for service of process in Nevada a copy of a Summons (the “Summons”), together with a Notice of Motion, for Summary Judgment in Lieu of Complaint filed by Asia Pacific Investment Holdings Limited (“Asia Pacific”). In the Summons, Asia Pacific sought an order from the Supreme Court of the State of New York, County of New York (the “Court”), granting summary judgment with respect to claims arising from an alleged default by us of the terms of a certain Convertible Promissory Note issued to Asia Pacific on April 17, 2006, in the principal amount of $1,500,000 (the “Asia Pacific Note”). On July 16, 2007, the Court issued a decision granting Asia Pacific’s Motion for Summary Judgment in Lieu of Complaint. On September 7, 2007, we paid Asia Pacific $1,844,625 and on or around September 17, 2007, we paid a further amount of $10,500, the amount due to Asia Pacific under the Asia Pacific Note. Asia Pacific still claimed from us its payment of attorneys’ fees and on March 17, 2008, the parties entered into an amended Stipulation requiring us to pay $27,500, which we subsequently paid.

Pamlab Lawsuit

           On December 7, 2007, an action was commenced by Pamlab LLC against our subsidiary ANDApharm, LLC (“ANDAPharm”) and another two co-defendants in the United States District Court, District of Colorado. The complaint, as amended, alleges that ANDApharm’s Folnate Plus product infringes a patent of which plaintiff is a licensee and that the advertising of the product constitutes false advertising under the Lanham Act. In the amended complaint, plaintiff seeks a preliminary and permanent injunction, treble damages as well as attorneys’ fees and costs. On February 11, 2008, ANDAPharm filed its answer denying the claims being made by plaintiff, challenging plaintiff’s standing to bring the claim and counterclaiming for declaratory judgment of patent non-infringement and patent invalidity. On March 14, 2008, ANDAPharm and the co-defendants filed a motion to stay the proceedings pending the outcome of a separate litigation challenging the ownership of the patent at issue, which was subsequently denied by the Court. On May 30 2008, ANDAPharm reached a non-monetary settlement in principle and is in the process of executing a definitive settlement agreement.

ITEM 1A.         RISK FACTORS.

          The Company has had no material changes to its risk factors as previously disclosed in its Form 10-K for the year ended October 31, 2007 filed with the Securities and Exchange Commission on February 13, 2008.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

           Other than as set forth below, none that were not previously disclosed in Form 8K filings during the previous quarter ended April 30, 2008:

          On June 13, 2008, we issued 100,000 shares of our common stock to an employee as a performance bonus for

2007 and on the same date we issued 99,990 shares of our common stock to a consultant in consideration for the performance of consulting services. The issuance of these shares was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

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

Date: June 16, 2008
	By:	/s/ Ronald H. Lane
Ronald H. Lane
Chief Executive Officer
(Principal Executive Officer)