Form 10-Q
period 2008-07-31
Synovics Pharmaceuticals
filed 2008-09-15
CIK 1030839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2008

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number: 0-22011

SYNOVICS PHARMACEUTICALS, INC.

(EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

NEVADA (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	86-0760991 I.R.S. EMPLOYER IDENTIFICATION NUMBER

5360 NORTHWEST 35TH AVENUE, FT. LAUDERDALE, FL (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	33309 (ZIP CODE)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 8, 2008, there were 25,827,357 shares of common stock outstanding (not including 3,375,000 shares of common stock that the Company is obligated to issue).

SYNOVICS PHARMACEUTICALS, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 31,	October 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$426,060	$-
Trade receivables	3,704,688	3,328,951
Inventory	2,198,275	1,928,009
Prepaid expenses and other current assets	510,657	302,937

Total Current Assets	6,839,679	5,559,897

PROPERTY - Net of accumulated depreciation of $786,644
and $490,771, respectively	2,450,056	2,024,407

OTHER ASSETS:
Security deposits	87,548	87,548
Deferred financing fees	2,239,450	2,899,296
Intangible assets - net of accumulated amortization of
$755,288 and $612,279, respectively	511,123	1,315,051

Goodwill	11,447,698	11,447,698
Total Other Assets	14,285,819	15,749,593

TOTAL ASSETS	$23,575,555	$23,333,897

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	5,860,923	4,716,702
Accrued interest	896,539	4,529,342
Accrued liabilities	3,259,729	2,597,122
Notes payable - shareholders and others	1,250,000	3,250,000
Notes payable	1,120,000	8,175,000
Note payable - bank	1,750,000	1,750,000

Total current liabilities	14,137,191	25,018,165

LONG-TERM LIABILITIES:
Deferred revenue	847,334	847,334
Long term debt, net of current portion	4,350,000	5,450,000
Capital lease obligation, net of current portion	257,984	122,523

Total Liabilities	19,592,510	31,438,023

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value - authorized, 5,000,000 shares;
591,850 and 591,850 issued and outstanding, respectively
(liquidation preference of $798,998)	798,998	798,998
C Series preferred stock - $.001 par value - authorized, 100,000 shares;
24,795 and 0 issued and outstanding, respectively	24,795	-
Series B stock - $.001 par value - authorized, 1,000,000 shares;
1,000,000 and 0 issued and outstanding, respectively	1,000	-
Common stock - $.001 par value - authorized, 45,000,000 shares;
28,673,815 and 19,118,133 issued and outstanding, respectively	40,560	29,838
Additional paid-in capital	83,963,793	71,537,568
Warrants	9,193,585	4,892,997
Accumulated deficit	(78,937,276)	(74,261,117)
Common Stock in Treasury	(10,952,410)	(10,952,410)
Subscription receivable	(150,000)	(150,000)
Total stockholders' equity	3,983,045	(8,104,126)

TOTAL LIAILITIES AND STOCKHOLDERS' EQUITY	$23,575,555	$23,333,897

See notes to the condensed consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007
REVENUES, net	$7,715,370	$6,881,212	$18,092,122	$18,138,872

COST OF REVENUES	4,708,609	4,295,639	11,796,506	12,479,164

GROSS PROFIT	3,006,761	2,585,573	6,295,616	5,659,708

OPERATING EXPENSES
Research and development	207,247	316,200	859,291	849,563
Selling, general, and administrative	3,570,238	4,456,732	8,185,309	12,594,400
Total expenses	3,777,485	4,772,932	9,044,600	13,443,963

OPERATING INCOME (LOSS)	(770,725)	(2,187,359)	(2,748,984)	(7,784,255)

OTHER INCOME (EXPENSES):
Impairment loss	(660,919)	(3,962,390)	(660,919)	(3,962,390)
Other income	-	143,572	-	143,572
Forgiveness of interest	3,325,747	-	3,325,747	-
Interest expense, net	(1,404,434)	(1,479,442)	(4,592,003)	(5,027,081)
Total other (expenses) income	1,260,394	(5,298,260)	(1,927,174)	(8,845,899)

NET INCOME (LOSS)	$489,670	$(7,485,619)	$(4,676,158)	$(16,630,154)

BASIC AND DILUTED NET LOSS PER COMMON SHARE

NET INCOME (LOSS) PER SHARE

NET INCOME (LOSS) PER SHARE
BASIC	$0.02	$(0.25)	$(0.21)	$(0.60)
FULLY DILUTED	$0.01	$(0.25)	$(0.21)	$(0.60)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
BASIC	28,482,770	29,661,257	22,744,073	27,921,065

FULLY DILUTED	43,482,770	29,661,257	22,744,073	27,921,065

See notes to the condensed consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE NINE MONTHS ENDED
	July 31,	July 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(4,676,159)	$(16,630,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of definite life intangible asset	660,919	3,692,390
Depreciation and amortization	438,882	369,469
Amortization of deferred financing fees	2,569,321	-
Stock based compensation and financing fees	6,303,854	4,908,443
Amortization of bridge loan discount	-	2,036,930
Forgiveness of accrued interest	(3,325,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(375,737)	(1,693,121)
Inventory	(270,266)	282,752
Prepaids and other current assets	(207,720)	387,180
Accounts payable	1,144,222	1,168,864
Accrued interest	(307,803)	2,465,937
Accrued liabilities	662,608	1,081,790
Deferred Revenues	-	(133,028)
Net cash provided in operating activities	2,617,121	(2,062,548)

INVESTING ACTIVITIES:
Acquisition of intangibles assets	-	(250,000)
Capital expenditures	(586,061)	(835,678)
Net cash used in investing activities	(586,061)	(1,085,678)

FINANCING ACTIVITIES:
Sale of common stock and Series C Preferred Stock	6,000,000	1,354,839
Proceeds from Debt	1,300,000	2,790,000
Repayment of Debt	(8,905,000)	(750,000)
Repayment of Leases	-	(93,940)

Net cash used in financing activities	(1,605,000)	3,300,899

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	426,059	152,673

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	2,393,437

CASH AND CASH EQUIVALENTS, END OF PERIOD	$426,059	$2,546,110

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Purchase of equipment through capital leases	(135,461)	-
Equity issued in exchange for settlement of fees	(1,909,475)	-
Settlement of debt through issuance of equity	(2,550,000)	-
	$(4,594,936)

See notes to the condensed consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements of Synovics Pharmaceuticals, Inc. (“Synovics”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the nine-month period ended July 31, 2008 are not necessarily indicative of the operating results that may be achieved for the entire fiscal year ending October 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with Synovics’ financial statements and accompanying notes thereto as of and for the fiscal year ended October 31, 2007. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Synovics has incurred accumulated operating losses of $78,937,276 through July 31, 2008 which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and Synovics’ inability to generate operating profits and positive cash flows from operations indicate that Synovics may not be able to continue as a going concern for a reasonable period of time.

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

SYNOVICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note B – PER SHARE INFORMATION

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Consolidated Statements of Operations. Common stock equivalents totaling 44,642,400 and 4,892,997 were excluded from the computation of Diluted EPS for the three months ended July 31, 2008 and 2007, respectively and 59,642,400 and 4,892,997 were excluded for the nine months ended July 31, 2008 and 2007, respectively, as their effect on the computation of Diluted EPS would have been anti dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,

	2008	2007	2008	2007

Numerator:
Net income (loss) (in thousands):	$489,670	$(7,485,619)	$(4,676,158)	$(16,630,154)
Denominator:
Weighted-average shares of common stock outstanding	28,482,770	29,661,257	22,744,073	27,921,065
Anti-dilutive effect of stock options, warrants and restricted stock	15,000,000	—	—	—

Weighted-average shares of common stock outstanding, assuming dilution	43,482,770	29,661,257	22,744,073	27,921,065

Net income per share:
Basic	$0.02	$(0.25)	$(0.21)	$(0.60)

Diluted	$0.01	$(0.25)	$(0.21)	$(0.60)

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

SYNOVICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note C – NOSTRUM SETTLEMENT; RELEASE OF NOSTRUM GUARANTEE (CONTINUED)

On July 31, 2007, the Company together with Synovics Labs entered into a settlement agreement with all parties to the various actions. Under the terms of the settlement agreement, all pending actions and proceedings between the parties were dismissed with prejudice, the parties mutually released one another and all pre-settlement agreements were terminated, including the Technology License Agreement between the Company and Nostrum and the ANDA Ownership Transfer and Product License Agreement (“ANDA Agreement”) between Synovics Labs and Nostrum. In connection with the termination of the ANDA Agreement, the Company and Synovics Labs assigned to Nostrum the Abbreviated New Drug Application for Metformin Extended Release 500mg. As part of the settlement, 10,661,000 shares of common stock of the Company that were owned by Nostrum were placed in escrow pursuant to a separate escrow agreement (the “Escrow Shares”). The escrow agreement provided, among other things, that if the guarantees of Mulye and Nostrum to the Bank of India (“BOI”) and the related undertakings in connection with the Company’s credit facility with BOI (the “BOI Loan”) were extinguished in full or in part by May 1, 2008, the Escrow Shares were to be released to Synovics in an amount proportionate to the amount by which the guarantees have been extinguished. Further, if the Escrow Shares were released to Nostrum and during the escrow period the Company issued additional shares of common stock or common stock equivalents to cause the Escrow Shares to represent less than 32% of the outstanding shares of the Company on a fully diluted basis, then the Company was required to issue to Nostrum additional shares of common stock so that the Escrow Shares together with the additional shares constitute 32% of the outstanding shares of the Company on a fully diluted basis.

On April 29, 2008, the guarantees given by Nostrum and Mulye were replaced with a letter of credit issued by an affiliate of Maneesh Pharmaceucials Ltd. (“Maneesh”) in favor of BOI securing the BOI Loan. Maneesh is currently an affiliate of the Company and three of its designees presently serve on the Company’s board of directors. Consequently, the Company delivered a notice to the escrow agent, pursuant to the terms of the escrow agreement demanding release to the Company of the Escrow Shares. Nostrum is currently contesting the release of the Escrow Shares and the Company commenced an action in the federal District Court of the Southern District of New York (the “Court”) (see Note L).

The Escrow Shares are being treated as treasury stock. The fair value of the shares included in treasury stock at July 31, 2008 was $10,767,610. In the event that the Court decides to order the release of any Escrow Shares to Nostrum from escrow, the Company may recognize an additional charge at that time.

As an inducement to Maneesh for replacing the guarantees, the Company issued to Maneesh 4,000,000 shares of its common stock and provided anti-dilution protection in the event that all or part of the Escrow Shares are ultimately released to Nostrum.

Note D - NOTE PAYABLE - BANK

In May 2006, the Company entered into a bank financing with the Bank of India as senior secured debt in the principal amount $10,500,000. Of the principal, $5,250,000 could only be utilized for working capital purposes, the amount borrowed to equal 70% of the value of fully paid inventory and the accounts receivable and 100% of the cash in the accounts maintained by the borrower at the bank. The interest rate is 1% above the bank’s prime rate (8% at July 31, 2008). Interest is payable monthly. In September, 2007 the amount of the loan was reduced by the amount held back for working capital purposes. The balance outstanding included in the accompanying financial statements was $6,100,00 and $7,200,000 as of July 31, 2008 and October 31, 2007, respectively.

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

During the year ended October 31, 2007, $1,000,000 was repaid to the seller. The Copanos Note was subsequently amended in 2007 and 2008. As a result of the most recent amendment, the then outstanding principal on the note ($2,000,000) was due in two payments, one in the amount of $1,500,000 on or before May 1, 2008 and $500,000 on or before August 1, 2008. The interest rate is 15% per annum retroactively from January 15, 2008 and interest payments are payable monthly. Interest expense under the note payable was $57,625 and $51,042 for the three months ended July 31, 2008 and 2007, respectively and $196,209 and $163,542 for the nine months ended July 31, 2008 and 2007, respectively. On May 27, 2008, the Company repaid a further $750,000 to the seller and subsequent to July 31, 2008, a further payment of $750,000 was made to the seller (see Note M). The seller has the right to convert up to $500,000 of the principal amount due to him into the Company’s Series C Offering (as defined in Note L), at the same price that Series C Preferred Stock is sold to other investors. In connection with the agreement, the Company consented, in the case of default, to the seller obtaining a final judgment without necessity of a further hearing.

In addition, on March 19, 2008, the Company issued to the seller a seven year warrant to acquire 2,100,000 shares of the Company’s common stock exercisable at $1.00 per share (the “Seller Warrant”). Of the shares issuable upon exercise of the warrant, 1,400,000 are immediately exercisable and the remaining 700,000 are exercisable if the seller is employed by the Company or its subsidiary on March 19, 2009 except that if Ronald Lane is removed or resigns from the Company’s board of directors, then such 700,000 shares shall become immediately exercisable. As a result of the Series C Offering, the exercise price of the Seller Warrant automatically reduced to $0.75. The Company agreed to include the shares issuable upon exercise of the Seller Warrant in the Company’s next registration statement subject to reasonable adjustments as may be required by the investor or investor group whose shares are also being registered.

The per share weighted value of the warrants to purchase 2,100,000 shares of common stock at $1.00 per share is $0.13. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 80%; risk free interest rate of 2.25%; and expected life of seven years.

On April 20, 2007, the Company entered into a Consulting Agreement with Harcharan Singh. Additionally, Kirk issued a promissory note to an affiliate of Mr. Singh (the “Singh Note”), in the principal amount of $1,250,000 in exchange for cash. The note bore interest at the rate of 15% per annum. On April 3, 2008, the principal and unpaid interest of the Singh Note in addition to the accrued consulting fees payable pursuant to the Consulting Agreement were exchanged for a 2008 Bridge Note in the aggregate principal amount of $1,652,292 (including the purchase of a 2008 Bridge Note by an affiliate of Singh in the principal amount of $100,000). The 2008 Bridge Note was part of a series of an aggregate of $6,792,292 in aggregate principal amount of 2008 Bridge Notes issued by Kirk to accredited investors and described further below. The Company also issued to Mr. Singh’s affiliate 330,458 shares of common stock in consideration of its purchase of the 2008 Bridge Note.

On April 3, 2008, an affiliate of Maneesh purchased a 2008 Bridge Note in the principal amount of $1,000,000 and the Company issued an aggregate of 200,000 shares of common stock in consideration of its purchase of the 2008 Bridge Note.

The outstanding principal and accrued and unpaid interest on the 2008 Bridge Notes issued to Mr. Singh’s affiliate and Maneesh were subsequently converted into securities issued in the Company’s Series C Offering (see Note H).

SYNOVICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F - OTHER NOTES PAYABLE

Other principal amounts of notes payable consist of the following at:

	July 31, 2008	October 31, 2007

2005 Bridge Notes	0	$2,945,000
2007 Bridge Notes	0	3,450,000
2008 Bridge Notes	1,030,000	0
Customer Note	0	1,500,000
Other	90,000	280,000

Total	$1,120,000	$8,175,000

2005 Bridge Notes

In October 2005, the Company issued convertible bridge notes (“2005 Bridge Notes”) in the aggregate principal amount of $4,845,000. The 2005 Bridge Notes initially had a maturity date of 18 months from the date of issuance. In connection with the issuance of the 2005 Bridge Notes, the Company also issued detachable stock purchase warrants to purchase 807,493 shares of common stock at $4.00 per share. The warrants expire three years from the date of issuance. Based on the relative fair values, the Company attributed $1,429,540 of the total proceeds to the warrants and recorded the warrants as additional paid-in capital and discount to the 2005 Bridge Notes. The per share weighted value of the warrants to purchase 807,493 shares of common stock at $4.00 per share is $4.47. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of between 198% and 550%; risk free interest rate of 4.9%; and expected life of three years. In connection with the issuance of the 2005 Bridge Notes, the Company paid a cash commission of $301,050 to Indigo Securities, LLC and issued to it three year warrants to purchase 500,000 shares of common stock at $5.00 per share and 75,263 at $4.00 per share for its role as placement agent of a portion of the 2005 Bridge Notes sold. The per share weighted value of the warrants to purchase the combined total of 575,263 shares of common stock is $4.87. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 198%; risk free interest rate of 4.9%; and expected life of three years. As a result of the consummation of the acquisition of Kirk and ANDAPharm, the 2005 Bridge Notes were revised (the “Revised Notes”). The Revised Notes were to mature on April 3, 2009 and constituted unsecured indebtedness of the Company. Of the $4,845,000, $2,150,000 aggregate principal amount converted to the Revised Notes. Of the remaining $2,695,000 aggregate principal amount of 2005 Bridge Notes, $300,000 was repaid on July 6, 2006 and an aggregate principal amount of $2,395,000 and all accrued and unpaid interest thereon matured and became payable on September 1, 2006.

The Company did not repay any amounts due to the holders of 2005 Bridge Notes on September 1, 2006 and requested that the holders agree to extend the maturity date to November 1, 2006. In exchange, the Company offered to increase the interest rate on the outstanding principal amount to 18% per annum for the period of such extension, as well as to reduce the exercise price of the warrants issued with the sale of the 2005 Bridge Notes to $2.50 per share. The Company also did not repay back the principal to holders of the 2005 Bridge Notes on November 1, 2006. The Company was accruing the aforementioned 18% default interest retroactively to the date of issuance of the notes on the unpaid principal.

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

SYNOVICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F - OTHER NOTES PAYABLE (CONTINUED)

In connection with the Series C Offering, on May 12, 2008, the then outstanding 2005 Bridge Notes and Revised Notes in the principal amount of $2,945,000 were repaid in full (see Note H).

The Company entered into a registration rights agreement in connection with the sale of 2005 Bridge Notes. The agreement provides that the Company file a registration statement with the SEC that covers the resale of 125% of the registerable securities (the shares issuable upon conversion at the initial current conversion price and upon exercise of related warrants at the initial exercise price) (the “Mandatory Registration Statement”). According to the registration rights agreement, if the Mandatory Registration Statement has not been declared or ordered effective within one hundred twenty (120) days after the closing of the offering, the Company is to pay each investor a fee equal to 1% of the purchase price paid by such investor for the securities purchased plus the aggregate exercise price of the warrants and the placement agent warrants for the first two thirty (30) day periods after such failure and 2.5% of such amount for each subsequent thirty (30) day period (pro rata, in each case, for partial months). Any such payments are to be made at the end of each calendar month until the date that the Mandatory Registration Statement is declared effective. There is no cap on the maximum amount of the penalties that could be payable under the agreement.. The registration rights agreement was terminated with respect to most holders of the 2005 Bridge Notes and Revised Notes (see Note H). Although the Company filed a Mandatory Registration Statement, the Company failed to have the Mandatory Registration Statement declared effective and recognized $239,999 of penalties as of July 31, 2008 with respect to the holders to whom the registration rights agreement is still in effect, which are included in accrued interest in the accompanying condensed balance sheet.

2007 Bridge Notes

Beginning on July 5, 2007, Kirk issued convertible bridge notes (the “2007 Bridge Notes”) in the principal amount of $3,450,000 to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”).

The bridge notes bore interest at 6% per annum increasing to 18% in the case of an event of default and had a maturity date of six months from the issuance date, unless earlier converted. Upon the closing of a qualified equity financing, the bridge notes were automatically convertible into the Company’s future Series C Preferred Stock to be issued in a qualified equity financing at a premium of 10% of the unpaid principal and interest of the bridge notes. In addition, upon closing of the qualified equity financing, holders of the bridge notes were entitled to receive common stock purchase warrants of the Company at an exercise price and other terms identical to the warrants to be issued in the qualified equity financing. The amount of common stock into which the common stock purchase warrants were exercisable ranged from 40% to 50% of the number of shares of common stock issuable to bridge note holders upon conversion of the Series C Preferred Stock receivable upon conversion of the bridge notes, with the range depending on the timing of the initial closing of the qualified equity financing.

The bridge notes were secured by a pledge by Ronald H. Lane, the Company’s Chairman of the Board and former Chief Executive Officer, of 2,000,000 shares of common stock of the Company beneficially owned by Dr. Lane. In addition, the Company agreed to issue 1,000,000 shares of its future Series B Convertible Preferred Stock to be held by Axiom Capital Management, Inc. (“Axiom”) as nominee of the bridge note holders. Axiom acted as placement agent in the 2007 Bridge Note offering.

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

The 2008 Bridge Notes bore interest at 6% per annum increasing to 18% in the case of an event of default and matured on June 30, 2008, unless earlier converted. Upon the closing of a qualified equity financing (as defined therein), the 2008 Bridge Notes were convertible at the option of the holder into the Company’s Series C Preferred Stock and warrants to acquire shares of common stock to be issued in a qualified equity financing at a premium of 10% of the unpaid principal and interest of the 2008 Bridge Notes. In addition, upon closing of the qualified equity financing, holders of the 2008 Bridge Notes were entitled to receive bridge warrants to acquire the Company’s common stock at an exercise price and upon other terms identical to the warrants to be issued in the qualified equity financing. The number of shares of common stock into which the bridge warrants were exercisable ranged from 40% to 50% of the number of shares of common stock issuable to holders upon conversion of the Series C Preferred Stock receivable upon conversion of the 2008 Bridge Notes, with the range depending on the timing of the initial closing of the qualified equity financing.

In connection with the issuance of the 2008 Bridge Notes, the Company issued an aggregate of 1,358,458 shares of its common stock to holders of the 2008 Bridge Notes.

To secure Kirk’s obligations under the 2008 Bridge Notes, the Company issued 1,000,000 shares of Series B Convertible Preferred Stock to Axiom, the placement agent of the 2008 Bridge Note offering, acting as collateral agent of holders of the 2008 Bridge Notes. According to the Series B Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, the shares of Series B Convertible Preferred Stock vote together with the common stock and other preferred stock entitled to vote on an as-converted basis. In the event of default under the 2008 Bridge Notes, the Series B Convertible Preferred Stock is convertible into the Company’s common stock on a 1:15 basis for the purpose of utilizing the proceeds thereof to satisfy the obligations under the 2008 Bridge Notes. In an event of default, the Company may be obligated to file a registration statement under the Securities Act covering the resale of shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock. If the Company does not file a registration statement within 15 days following an event of default, the 2008 Bridge Notes will be deemed to increase in principal amount by 1% every month up to 10% in the aggregate. The then outstanding shares of Series B Preferred Stock are redeemable on a pro-rata basis by the Company at a redemption price of $0.001 per share in the event of conversion of the 2008 Bridge Notes pursuant to the terms thereof or in the event of payment of any portion of the principal outstanding under such convertible bridge notes.

The 2008 Bridge Notes are also secured by a pledge by an affiliate of Ronald H. Lane, the Company’s Chairman of the Board and former Chief Executive Officer, of 2,000,000 shares of common stock of the Company. As an inducement to the pledge by Dr. Lane’s affiliate, the Company agreed to issue to Dr. Lane’s affiliate one share of the Company’s common stock for every pledged share of common stock sold in an event of default under the 2008 Bridge Notes.

SYNOVICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F - OTHER NOTES PAYABLE (CONTINUED)

Pursuant to a letter agreement, as subsequently amended, between the Company and its placement agent, Axiom is entitled to a cash commission of 10% of the purchase price of the 2008 Bridge Notes (and in the case of purchasers of 2008 Bridge Notes in the principal amount of $1,200,000, 3%) plus warrants (“Placement Agent Warrants”) to purchase 10% of the number of shares of common stock into which the 2008 Bridge Notes are convertible (and in the case of 2008 Bridge Notes in the principal amount of $1,200,000, 5%), in both cases excluding the 2008 Bridge Notes issued in exchange of convertible bridge notes issued in the 2007 Bridge Note Offering and the Singh Note. The Placement Agent Warrants are exercisable for five years from the date of issuance and are to be on the same terms as the warrants issued to the investors except that the Placement Agent Warrants shall be exercisable on a “cashless” or “net issuance” basis. Middlebury Securities LLC acted as sub-agent to Axiom in the 2008 Bridge Note Offering.

2008 Bridge Notes in the principal amount of $5,202,292 plus accrued interest thereon converted into securities sold in the Company’s Series C Offering (see Note H). Of the remaining 2008 Bridge Notes in the principal amount of $1,590,000 that did not convert into securities sold in the Company’s Series C Offering, during the quarter ended July 31, 2008, the Company repaid an aggregate of $560,000. As of July 31, 2008, 2008 Bridge Notes in the principal amount of $1,030,000 together with accrued and unpaid interest of $27,883 remained outstanding. Subsequent to July 31, 2008, the Company made further repayments of the 2008 Bridge Notes (see Note M).

Customer Note

On August 31, 2007, Kirk issued an unsecured Promissory Note in favor of CB Distributors, Inc. in the amount of $1,500,000 together with interest per annum rate equal to 8%. With extensions, this note was due January, 31, 2008. On June 17, 2008, the Company repaid in full all outstanding principal and accrued and unpaid interest of $1,608,116.

NOTE G - 2007 PRIVATE PLACEMENT

During January and February 2007, the Company completed closings of a private placement (“2007 Private Placement”), whereby the Company sold an aggregate of 1,575,000 units (“Units”) to accredited investors as defined by Rule 501 under the Securities Act. Of the 1,575,000 Units sold, 450,000 Units were exchanged in lieu of repayment of notes issued in a bridge financing conducted during the fiscal year ended October 31, 2007 in the principal amount of $450,000.

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

The subscription agreement requires the Company to file a registration statement, covering the securities sold in the 2007 Private Placement within 30 days of final closing of the 2007 Private Placement and use its best efforts to cause the registration statement to become effective within 90 days of final closing. If the registration statement has not been declared effective within 150 days following final closing, the Company has agreed to pay to the investors liquidated damages, payable in cash or common stock, of 1.5% of the purchase price paid by the investor in the 2007 Private Placement and 1% of the purchase price paid by the investor in the 2007 Private Placement for each subsequent 30 day period, with the total of the foregoing capped at 9%. The Company has not filed a registration statement and recognized $82,350 of penalties as of July 31, 2008, which is reflected as interest expense.

SYNOVICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE H – SERIES C OFFERING

Series C Offering

On May 9, 2008, the Company completed an initial closing of a Series C Preferred Stock offering (the “Series C Offering”) whereby the Company sold an aggregate of 23,978 shares of its newly created Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”) together with detachable warrants (“Warrants”) to acquire an aggregate of 16,700,200 shares of its common stock to accredited investors as defined by Rule 501 under the Securities Act. Subsequent to July 31, 2008, the Company completed additional closings of the Series C Offering. The per share weighted value of the Warrants to purchase 16,700,200 shares of common stock at $0.75 per share was $0.31. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 84%; risk free interest rate of 2%; and expected life of 5 years.

According to the terms of the Amended and Restated Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock (“Series C Certificate of Designation”), the Series C Preferred stock is convertible into shares of the Company’s common stock at an initial rate of 1,000 shares of common stock for each share of Series C Preferred Stock subject to adjustment pursuant to the Series C Certificate of Designation and votes on an as-converted basis together with the Company’s common stock and any class of preferred stock entitled to vote with the Company’s common stock at any annual or special meeting of the Company. On May 9, 2011, the then outstanding shares of Series C Preferred Stock may be redeemed by the Company at its option at a redemption price of the stated value plus accrued but unpaid dividends on the shares of Series C Preferred Stock. Warrants are exercisable for a period of five years from the date of grant at an initial exercise price of $0.75 per share, subject to adjustment for, among other things, stock splits, stock dividends, distributions, reclassifications and sales below the exercise price.

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

In addition, Ronald H. Lane, Ph.D., the Company’s Chairman of the Board and former Chief Executive Officer, converted $100,000 of deferred compensation due under his employment agreement for an investment of like amount in the Series C Offering entitling him to 200 shares of Series C Preferred Stock and Warrants to acquire 100,000 shares of common stock.

Pursuant to a registration rights agreement entered into with purchasers of the Series C Preferred Stock, the Company agreed to use its best efforts to file, within 45 days of the final closing of the Series C Offering, with the Securities and Exchange Commission a registration statement (the “Mandatory Registration Statement”) covering the registration of (i) securities issuable upon exercise of the Warrants and placement agent warrants, (ii) securities issued by way of liquidated damages under the registration rights agreement, (iii) up to 1,000,000 shares of common stock owned by Maneesh prior to May 8, 2008, (iv) 1,000,000 shares of common stock beneficially owned by Harcharan Singh as of May 8, 2008, and (v) 1,000,000 shares of common stock beneficially owned by Ronald Lane as of May 8, 2008 (collectively the “Registrable Securities”). If the registration statement has not been filed within 45 days of final closing of the Series C Offering or declared effective within 195 days following final closing, the Company has agreed to pay to the purchasers liquidated damages, payable in cash or Series C Preferred Stock, of 1% of the purchase price paid by the purchaser in the Series C Offering for each month until the registration statement is declared effective, with the total of the foregoing capped at 10%. If the Mandatory Registration Statement has not been declared effective and the Company receives a request between October 6, 2008 and May 9, 2010 from purchasers who invested at least $500,000 in the Series C Offering that the Company file a registration statement, then the Company shall, subject to certain limitations, file a registration covering the Registrable Securities requested to be registered. Further, if the Mandatory Registration Statement has not been declared effective and the Company files a registration statement for its own account or the account of others then the Company shall, subject to customary cutbacks and restrictions, include in such registration statement the Registrable Securities of the purchasers of the Series C Preferred Stock that request to be included.

SYNOVICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE H – SERIES C OFFERING (CONTINUED)

The Company has previously entered into an agreement with its placement agent, as subsequently amended, pursuant to which its placement agent is entitled to (i) a cash commission of 10% of the purchase price of the 2008 Bridge Notes (and in the case of Maneesh and a purchaser of 2008 Bridge Notes in the principal amount of $200,000, 3%) plus warrants to purchase 10% of the number of shares of common stock into which the 2008 Bridge Notes purchased by investors introduced by the placement agent are convertible (and in the case of Maneesh and a purchaser of 2008 Bridge Notes in the principal amount of $200,000, 5%), specifically excluding the 2008 Bridge Notes issued in exchange of convertible bridge notes issued in the Company’s 2007 Bridge Note offering and the Singh Note; and (ii) a cash commission of 10% of the purchase price of the Series C Preferred Stock specifically excluding “roll-overs” from the 2008 Bridge Notes purchased by investors introduced by the placement agent (and 2% in the case of Company introductions, except in the case of Maneesh and Singh’s affiliate where it shall be 3%) plus warrants to purchase 10% of the number of shares into which the Series C Preferred Stock is convertible (excluding “roll-overs” from the 2008 Bridge Notes) purchased by investors introduced by the placement agent (and 5% in the case of Company introductions). The warrants issuable to the placement agent are exercisable for five years from the date of issuance and are to be on the same terms as the purchaser Warrants except that the placement agent’s warrants shall be exercisable on a “cashless” or “net issuance” basis. The per share weighted value of the warrants is $0.31. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility 84%; risk free interest rate of 2%; and expected life of five years.

The incremental gross proceeds to the Company from the initial closing of the Series C Offering was $6,000,000 and together with the 2008 Bridge Note offering, the incremental gross proceeds to the Company was $7,565,000.

The Company used the proceeds from the Series C Offering to retire certain outstanding indebtedness. As a consequence, on or around May 12, 2008, the Company repaid an aggregate of $2,445,000 to certain holders of 2005 Bridge Notes and Revised Notes. In addition, the Company repriced warrants to purchase an aggregate of 1,307,492 shares of common stock, issued to such holders, to $0.75 per share and extended the term of such warrants by one year. The Company has further issued an aggregate of 817 shares of Series C Preferred Stock and 1,091,813 shares of common stock in lieu of payment of accrued and unpaid interest under the 2005 Bridge Notes and Revised Notes. In consideration of the aforesaid, the Company has obtained a full release from such holders in connection with the 2005 Bridge Notes and Revised Notes and related transactions including a waiver of the payment of any penalties due under the registration rights agreement entered into with the holders of the 2005 Bridge Notes and Revised Notes.

In addition to the repayment of the 2005 Bridge Notes and Revised Notes, as of July 31, 2008, the Company paid down the following notes: (i) the amount of $560,000 to holders of the 2008 Bridge Notes who did not elect to convert into the Series C Offering reducing the principal amount of the 2008 Bridge Notes to $1,030,000, (ii) the amount of $750,000 of the Copanos Note, reducing the principal amount of the Copanos note to $1,250,000, (iii) the amount of $725,893 in full payment of 2005 Bridge Note held by Bushido in connection with the settlement of a lawsuit brought by Bushido, and (iv) the amount of $40,000 to a holder of a note reducing the principal amount to $40,000.

In connection with the Series C Offering, the Company’s board authorized the following issuances: (i) 2,000,000 shares of restricted common stock to Harcharan Singh, vesting over twenty-four months, with one-third vesting on each of May 9, 2008, May 9, 2009 and May 9, 2010; (ii) 1,000,000 shares of restricted common stock to Ronald Lane, vesting over twenty-four months, with one-third vesting on each of May 9, 2008, May 9, 2009 and May 9, 2010; and (iii) 125,000 shares of common stock and five-year warrants to acquire 250,000 shares of common stock at an initial exercise price of $0.75 per share to the Company’s former directors, William McCormick and Richard Feldheim, who resigned on April 29, 2008. As of July 31, 2008, costs of $897,198 are included in general and administrative expenses of the accompanying statement of operations for the quarter ended July 31, 2008.

SYNOVICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE H – SERIES C OFFERING (CONTINUED)

In addition and in connection with the Series C Offering, the board authorized the grant of a warrant to acquire 1,400,000 shares of common stock to John Copanos which together with the previously granted warrant to acquire 2,100,000 shares of common stock, would vest as follows: 1,500,000 shares of common stock vest immediately, 1,000,000 shares of common stock vest on April 28, 2009 and 1,000,000 shares of common stock vest on April 28, 2010.

The lead investor in the Series C Offering was an affiliate of Maneesh which, as of July 31, 2008, invested an aggregate of $6 million in the Series C Offering (including the “roll-over” of a 2008 Bridge Note in the principal amount of $1 million) from its working capital. Subsequent to July 31, 2008, an affiliate of Maneesh invested a further $1 million in the Series C Offering and exchanged $300,000 of expenses for securities issued in the Series C Offering (see Note M). Maneesh is controlled by Vinay Sapte and his brother Maneesh Sapte. Vinay Sapte was appointed to the Company’s board on April 29, 2008 and Maneesh Sapte, together with Jyotindra Gange, both Maneesh designees, became members of the Company’s board on May 23, 2008. Mr. Gange is presently serving as the Principal Executive Officer of the Company on an interim basis. In addition, an affiliate of Mr. Harcharan Singh, invested an aggregate of $2,652,292 in the Series C Offering (including the “roll-over” of a 2008 Bridge Note in the principal amount of $1,652,292) from its working capital and, together with the Maneesh designees, became a member of the Company’s board on May 23, 2008.

NOTE I – STOCK BASED COMPENSATION

On February 11, 2008, David Coffin-Beach resigned as the Company’s President and Chief Operating Officer. No options granted under Mr. Coffin-Beach’s employment agreement vested and by separate agreement Mr.Coffin-Beach was retained as a consultant and was granted (i) a three year option to acquire 125,000 shares of the Company’s common stock at an exercise price of $1.00 per share, and (ii) 125,000 shares of the Company’s common stock.

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

NOTE J - CONSULTING AND STRATEGIC ALLIANCE AGREEMENTS

Saggi and Bridge Ventures Consulting Agreements

On February 1, 2007, the Company entered into consulting agreements with each of Saggi Capital Corp. and Bridge Ventures, Inc. (each, a “Consultant”) for the provision of consulting services (including investor relations and strategic consulting) by the Consultants. Under the consulting agreements, each Consultant is entitled to receive $5,000 per month during the term of the agreement and five-year warrants to acquire 200,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $2.00 per share, subject to adjustment in certain circumstances, or on a cashless or net issuance basis. The per share weighted value of the warrants to purchase 400,000 shares of common stock at $2.00 per share is $1.37. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 153%; risk free interest rate of 4.84%; and expected life of five years. In the fiscal year ended October 31, 2007, the Company recorded a charge of $273,212 for each consultant, to recognize the agreement.

SYNOVICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE J - CONSULTING AND STRATEGIC ALLIANCE AGREEMENTS (CONTINUED)

VCG Consulting Agreement

On February 1, 2007, the Company entered into a consulting agreement (the “VCG Agreement”) with VCG & A, Inc. (“VCG”) for the provision of consulting services by VCG that include assisting the Company in its capital raising efforts, the development of an overall business strategy and the purchase of an over-the-counter generic version of Omeprazole (the “Target Product”) as well as to assist the Company in ongoing management, sales and marketing support. Under the VCG Agreement, the Company agreed to pay VCG cash fees and royalties based upon the net sales of the Target Product. In addition, VCG was entitled to receive stock options to purchase 300,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $1.40. The stock options vested immediately upon execution of the VCG Agreement. The per share weighted value of the options to purchase 300,000 shares of common stock at $1.40 per share is $1.39. The options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 153%; risk free interest rate of 4.84%; and expected life of five years. In the fiscal year ended October 31, 2007, the Company recorded a charge of $416,475 to recognize the agreement.

On May 1, 2007, the Company issued 1,300,000 share options exercisable for five (5) years at a price equal to the closing share price as at the day prior to the execution of a licensing agreement by the Company to acquire the rights to an Omeprazole type product with the assistance of VCG. The stock options vested immediately upon execution of the VCG Agreement. The per share weighted value of the options to purchase 1,300,000 shares of common stock at $1.35 per share is $1.17. The options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 130%; risk free interest rate of 4.67%; and expected life of five years. In the fiscal year ended October 31, 2007, the Company recorded a charge of $1,527,000 to recognize the agreement.

In connection with the VCG Agreement, the Company granted to VCG and its designees five-year warrants to acquire an aggregate of 1,600,000 shares of its common stock at an exercise price of $1.36 per share. Such warrants were issued in lieu of any options issuable under the VCG Agreement described above.

Singh Strategic Alliance

On April 20, 2007, the Company entered into a strategic alliance with Harcharan Singh. In connection with this strategic alliance, the Company and Kirk, entered into a Consulting Agreement with Mr. Singh (the “Consulting Agreement”) and Kirk issued to an affiliate of Mr. Singh, a note in the principal amount of $1,250,000 (the “Singh Note”) (see Note E). Mr. Singh was appointed to the Corporation’s board on May 23, 2008.

During the term of the Consulting Agreement, Mr. Singh is being retained to provide strategic consulting services to the Company. In consideration for these services, Mr. Singh receives a $10,000 monthly retainer, was issued 2,000,000 shares of the Company’s common stock and warrants to purchase a further 1,000,000 shares of the Company’s common stock. In addition, if the Company achieves annual earnings before interest, taxes, depreciation and amortization (EBITA) of at least $20,000,000, then Mr. Singh will be entitled to a further grant of 1,000,000 shares of Company’s common stock and warrants to purchase 500,000 shares of the Company’s common stock. The warrants were exercisable for a period of seven years from the date of grant at an initial exercise price of $2.00, subject to adjustment in certain circumstances, and contain a cashless or net issuance component. In connection with the Series C Offering, the Company reduced the exercise price of the warrants to acquire 1,000,000 shares of the Company’s common stock to $0.75 and eliminated the cashless or net issuance component. The per share weighted value of the warrants to purchase 1,000,000 shares of common stock at $0.75 is $0.36. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 84%; risk free interest rate of 2% and expected life of seven years. The Company recorded a charge of $1,192,153 for the fiscal year ended October 31, 2007 to recognize the agreement.

SYNOVICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE J - CONSULTING AND STRATEGIC ALLIANCE AGREEMENTS (CONTINUED)

On April 3, 2008, accrued consulting fees of $120,000 converted into a 2008 Note (see Note E). Consulting fees amounting to $30,000 and $90,000 for the three and nine months ended July 31, 2008, respectively are included in the accompanying financial statements.

Omeprazole License Agreement

On May 1, 2007, the Company’s subsidiary, Synovics Labs, entered into a License and Supply Agreement dated as of April 11, 2007 with Fluid Air Inc. doing business as PharmPro (“FAI”) for the development and commercialization of the over-the-counter generic version of Omeprazole (the “License Agreement”). According to the License Agreement, FAI granted Synovics Labs, under FAI’s patent rights, an exclusive worldwide license to develop, commercialize and sublicense capsules containing the generic version of over-the-counter Omeprazole (the “Drug Product”). The agreement provided that FAI is to be responsible for developing the Drug Product in accordance with the Drug Product development plan while Synovics Labs is to be responsible for research and development activities and will file in the Company’s name, the appropriate regulatory filings with FAI being responsible for the chemistry, manufacturing and controls review portion of such filings. Once developed and necessary regulatory approvals have been obtained, Synovics Labs is to be responsible for promoting, marketing and distributing the Drug Product supplied exclusively by FAI.

As partial consideration for the rights granted, Synovics Labs paid FAI a license of $500,000 with further payments due upon the completion of certain milestones. Commencing upon the first commercial sale of the Drug Product, the Company is also required to pay to FAI royalties on the net product sales of the Drug Product until the later of (i) the expiration of the last to expire FAI patent rights covering the Drug Product; and (ii) ten years from the first commercial sale of the Drug Product. Unless terminated sooner for cause, the License Agreement will expire on a country by country basis on the expiration of Synovics Labs’ obligation to make royalty payments with respect to such country.

Presently, the Company does not anticipate that it will be proceeding forward with the development and commercialization of Omeprazole with FAI. The Company has been in discussion with FAI and no final resolution has been reached.

Michaels Consulting Agreement

On January 28, 2008, the Company entered into a consulting agreement with Paul Michaels (“Michaels”). In consideration for the consulting services rendered by Michaels, the Company issued an aggregate of 99,990 shares of the Company’s common stock. These shares were valued at $74,925 and were included in the accompanying statement of operations for the nine months ended July 31, 2008.

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

SYNOVICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE J - CONSULTING AND STRATEGIC ALLIANCE AGREEMENTS (CONTINUED)

Voting Agreement

Vinay Sapte, Ronald Lane and Harcharan Singh and their respective affiliates are among principal parties to a Voting Agreement dated as of May 9, 2008 entered into upon the initial closing of the Series C Offering. Under the terms of the Voting Agreement, each of the parties agrees to vote all of its shares to ensure that the size of the Company’s board will be five directors (or seven if the board resolves to expand its size to seven). Further, each of the parties agrees to vote its shares in favor of the following designations: (i) one director designated by Ronald Lane and his affiliates (to initially be Dr. Lane), (ii) one director designated by Harcharan Singh and his affiliates (to initially be Mr. Singh), (iii) three directors designated by Maneesh and its affiliates (to initially be Vinay Sapte, Maneesh Sapte and Jyotindra Gange). The Voting Agreement further provides that if the board is expanded to seven directors, then Maneesh and its affiliates shall be entitled to one further designee and Axiom and Indigo Securities LLC (“Indigo”) shall be entitled to designate one director. If certain of the parties to the Voting Agreement cease to beneficially own at least 4% of the outstanding shares of common stock of the Company determined immediately after giving effect to the initial closing of the Series C Offering, then the right of designation applicable to such party shall terminate and the right shall vest in the entire board.

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

NOTE K - EMPLOYMENT AGREEMENTS

On May 17, 2007, the Company executed an Employment Agreement dated as of January 30, 2007 with Dr. Lane, its former Chief Executive Officer, providing for Lane to serve as the Company’s Chief Executive Officer through January 30, 2010, renewable for an additional one year unless either the Company or Lane provides written notice of termination at least 60 days prior to the end of the term. According to the Lane Employment Agreement, Lane is to receive an annual base salary of $400,000 and, solely at the discretion of the Board, based on his performance and the Company’s financial condition and operating results, a bonus payable in cash or shares of the Company’s common stock. The Lane Employment Agreement further provides that the Board may grant him options under any equity compensation plan in which he is eligible to participate. The Lane Employment Agreement provides that the Company owes Lane an amount to be mutually agreed by them, representing, among other things, accrued, but unpaid salary. Upon the initial closing of the Series C Offering, $100,000 of the deferred compensation was converted for an investment of like amount in the Series C Offering (see Note H).

On July 9, 2007 the Company entered into an employment agreement with Steven Getraer as the Company’s Executive Vice President and Chief Financial Officer. Mr. Getraer’s employment with the Company is for a three year term ending July 9, 2010, renewable for subsequent terms unless earlier terminated by either party. Mr. Getraer is entitled to a base salary of $265,000 per annum, increasing to $280,000 per annum commencing on July 10, 2008 and to $295,000 commencing on July 10, 2009. In addition, Mr. Getraer is entitled to a minimum 10% bonus plus a discretionary fiscal year-end bonus payable in cash and/or shares of the Company’s common stock and was granted options to acquire an aggregate of 600,000 shares of the Company’s common stock exercisable for seven years at an initial exercise price of $2.00 per share and vesting annually in three equal installments, with the first installment vesting on July 10, 2008. The per share weighted value of the options to purchase 600,000 shares of common stock at $2.00 is $0.92. The options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 122%; risk free interest rate of 4.97%; and expected life of seven years. The Company may also in its discretion grant Mr. Getraer options pursuant to any eligible equity compensation plan.

SYNOVICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE K - EMPLOYMENT AGREEMENTS (CONTINUED)

The Company’s board authorized the repricing of options to acquire the 600,000 shares of common stock held by Mr. Getraer to $0.75 per share and to issue to him additional options to acquire a further 600,000 shares of common stock at an initial exercise price of $0.75 per share, which additional options will vest upon satisfaction of certain performance related criteria. The per share weighted value of the options to purchase 1,200,000 shares of common stock at $0.75 per share is $0.34. The options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 84%; risk free interest rate of 2%; and expected life of six years.

NOTE L - LITIGATION

Bushido

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

Pamlab

On December 7, 2007, an action was commenced by Pamlab LLC against ANDApharm, and another two co-defendants in the United States District Court, District of Colorado. The complaint, as amended, alleged that ANDApharm’s Folnate Plus product infringed a patent of which plaintiff is a licensee and that the advertising of the product constituted false advertising under the Lanham Act. In the amended complaint, plaintiff sought a preliminary and permanent injunction, treble damages as well as attorneys’ fees and costs. On June 27, 2008, the Company entered into a settlement agreement pursuant to which the Company agreed to immediately cease the manufacture and sale of ANDApharm’s Folnate Plus product. The settlement involved no monetary payment by the Company and no admission of wrongdoing. The Company believes that the terms of the settlement will not have a material effect on the Company’s financial condition or operations.

Nostrum

On June 27, 2008, the Company commenced a lawsuit in the United States District Court for the Southern District of New York against Mulye and Nostrum (Case No. 08-Civ-5861) seeking declaratory judgment for the immediate release to the Company of the Escrow Shares as well as damages for breach of contract and implied covenant of good faith and dealing. On August 13, 2008, Nostrum and Mulye filed an answer and counterclaim to the Company’s complaint and on August 26, 2008 they amended their answer. The counterclaim is seeking declaratory judgment for the immediate release to Nostrum of the Escrow Shares and the issuance to Nostrum of additional shares of common stock such that together with the Escrow Shares will represent 32% of the Company’s outstanding shares on a fully diluted basis. Most recently, on September 5, 2008, Nostrum and Mulye made a motion to the Court to dismiss the Company’s breach of contract and breach of implied covenant of good faith and dealing claims and the Company is in the process of responding to this motion. The Company intends to vigorously prosecute this case and believes its claims against Nostrum and Mulye are meritorious.

SYNOVICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE L – LITIGATION (CONTINUED)

Stockbridge

On June 9, 2008, an action was commenced by Stockbridge Capital Investors, Inc. (“Stockbridge”) against the Company in the Superior Court of the State of Arizona in the County of Maricopa. The complaint alleges that the Company breached a letter agreement with Stockbridge by not paying Stockbridge a “success” fee to which it claims entitlement. The complaint seeks damages to be proven at trial together with attorneys’ fees and costs. On September 2, 2008 the Company filed its answer. Based on the allegations in the amended complaint, and the Company’s understanding of relevant facts and circumstances, it believes that the claims made by the plaintiff in this lawsuit are without merit and it intends to vigorously defend against them.

NOTE M – SUBSEQUENT EVENTS

On August 22, 2008, the Company completed an additional closing of its Series C Offering whereby in consideration for $1 million, it sold to an affiliate of Maneesh 2,000 shares of Series C Preferred Stock, together with detachable warrants to acquire an aggregate of 1,000,000 shares of its common stock exercisable at $0.75 per share, subject to adjustment for, among other things, stock splits, stock dividends, distributions, reclassifications and sales below the exercise price. The proceeds from this additional closing were used to repay $750,000 of the Copanos Note and $250,000 of the 2008 Bridge Notes. As of the date hereof, the outstanding balance of the Copanos Note is $500,000 plus accrued interest, and the outstanding balance of the 2008 Bridge Notes is $780,000 plus accrued interest.

On September 11, 2008, the Company sold to Svizera an additional 600 shares of its Series C Preferred Stock, together with detachable warrants to acquire an aggregate of 300,000 shares of its common stock exercisable at $0.75 per share, subject to adjustment for, among other things, stock splits, stock dividends, distributions, reclassifications and sales below the exercise price, in exchange for the cancellation of $300,000 of expense reimbursement due to Svizera.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 (the “10-K”), and the Unaudited Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Actual results could differ materially from those projected in our forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for drug products, changes in domestic and foreign economic, market and regulatory conditions, the results of development agreements with pharmaceutical companies, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in other filings by us with the SEC, including our Annual Report on Form 10-K. Such factors may also cause substantial volatility in the market price of our common stock. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Our Business

We are a specialty pharmaceutical company implementing an off-shore “Front-End” growth strategy - the core of our business model. This strategy incorporates targeting a series of partnering relationships with Indian pharmaceutical companies to supply us with low-cost competitive pharmaceutical products, both active pharmaceutical ingredients (“APIs”) and finished dosage forms. Our operating subsidiaries, Kirk Pharmaceuticals, LLC (“Kirk”) and ANDAPharm LLC (“ANDAPharm”) have facilities in Ft. Lauderdale operating under cGMP (current good manufacturing practices) guidelines for the manufacturing and distribution of over-the-counter (“OTC”) private label drugs and prescription drugs (Rx).

We have initiated our Front-End strategy, which sources products developed and manufactured in India, and packages and distributes to our customers through our Florida operation. Our access to low-cost raw materials and manufacturing is the cornerstone of the Front-End strategy and key to our dual objectives of growing our OTC business and introducing a pipeline of Rx generic drugs. The first step to this strategy and its implementation was our alliance with Harcharan (Harry) Singh, of Glopec International, a pharmaceutical industry veteran with a 20 year proven track record of sourcing competitive pharmaceuticals products for North America from Asia and Europe. With our recently implemented relationship with Maneesh Pharmaceuticals Ltd (“Maneesh”), a fast-growing manufacturer of pharmaceutical products in India and elsewhere in the world, we believe that will significantly enhance our progress in implementing the strategy. We expect that our relationship with Singh and Maneesh will ensure that we are able to take advantage of the low cost strategy.

Our key assets are summarized as:

•	Private label OTC drug manufacturer - Kirk Pharmaceuticals, Fort Lauderdale, Florida;

•	DEA licensed for controlled substances, Schedule 2, 3, 3N, 4, 5 and List 1 chemicals;
•	Containment suites for manufacture of highly regulated/toxic substances (e.g. hormones);
•	Robust pipeline of prescription Rx and OTC generic drug products;
•	Access to difficult to source competitive APIs;
•	Manufacture in both U.S. and India - Package and Distribute in U.S;

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

Since our inception through the most recent fiscal year, we have received an opinion from our independent auditors noting the substantial doubt about our ability to continue as a going concern due to the significant recurring operating losses. However, we are taking the steps necessary to resolve the conditions giving rise to this opinion through the efforts outlined above.

Results of Operations

Three months ended July 31, 2008 compared with three months ended July 31, 2007

Consolidated revenues for the quarter ended July 31, 2008 were $7,715,370 compared to $6,881,212 for the same quarter in 2007. The increase results from a continued strong growth of the OTC product line as well as increases in sales of the Rx product line. The increase in revenue was negatively impacted by the continued decline in sales of ephedrine and pseudoephedrine products caused by the disruption in the availability of ephedrine guaifenesin products in the soft gel form. We are actively working on developing an alternate means for making this product available. Our four largest customers represented approximately 66% of the sales for the period. Although we believe Kirk has good working relationships with each of these customers, Kirk is working to further relationships with these and other entities in order to continue to broaden its sales base.

Sales of products containing ephedrine and guaifenesin accounted for approximately 50% of sales (60% for the same quarter in 2007). These products have come under increasing government regulation due to the concern of these products in the production of methamphetamine. These regulatory changes have affected the way that the products are packaged and how they may be displayed in retail outlets.

Cost of revenues for the three-month period ended July 31, 2008 was $4,708,609 compared to $4,295,639 for the three-month period ended July 31, 2007. Our gross profit percentage increased from 38% to 39%. This increase primarily relates to a shift in product mix resulting from the increases in sales of Rx products which have a higher profit margin than some of our non-controlled substance private label OTC products.

Research and development expenses for the three-month period ended July 31, 2008 was $207,247 compared to $316,200 for the three-month period ended July 31, 2007. The research and development expenses are in line with our historical norms. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

Selling, general, and administrative expenses for the three-month period ended July 31, 2008 was $3,570,238 as compared to $4,456,732 for the three-month period ended July 31, 2007. The operating expenses are in line with historical norms and also include consulting and compensation expense as discussed in the accompanying notes to the financial statements. In the previous year, there were significant non-cash consulting expenses.

Interest expense for the three months ended July 31, 2008 was $1,404,434 as compared to $1,479,442 for the three months ended July 31, 2007. In addition, during the quarter ended July 31, 2008 there was interest forgiveness of $3,325,747 relating to the repayment and settlement of outstanding debt. The net income for the three-month period ended July 31, 2008 was $489,670 or $0.02 per share, as compared to a net loss of $7,485,619 or $0.45 per share for the three-month period ended July 31, 2007.

Nine months ended July 31, 2008 compared with nine months ended July 31, 2007.

Consolidated revenues for the nine months ended July 31, 2008 were $18,092,122 compared to $18,138,872 for the same period in 2007. Revenues were negatively impacted by the decline in sales of ephedrine and pseudoephedrine products. The primary reason for the decline in those sales relates to the disruption in the availability of ephedrine guaifenesin products in the soft gel form. We are actively working on developing an alternate means for making this product available. The shortfall in these products has been offset by significant growth in the balance of the OTC product line and in the Rx business. Kirk’s four largest customers represented approximately 67% of the sales for the period. Although we believe Kirk has good working relationships with each of these customers, Kirk is working to further relationships with these and other entities in order to broaden its sales base.

Sales of products containing pseudoephedrine, ephedrine and/or guaifenesin accounted for approximately 48% of sales. These products have come under increasing government regulation due to the concern of these products in the production of methamphetamine.

Cost of revenues for the nine-month period ended July 31, 2008 was $11,796,506 compared to $12,479,164 for the nine-month period ended July 31, 2007. The gross profit percentage for the Company increased to .35% (from 31% for the prior year) for the period. This increase primarily relates to a shift in product mix resulting from the increases in sales of Rx products which have a higher profit margin than some of Company’s non-controlled substance private label OTC products.

Research and development expenses for the nine-month period ended July 31, 2008 was $859,291 compared to $849,563 for the nine-month period ended July 31, 2007. The research and development expenses are in line with historical norms. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

Selling, general, and administrative expenses for the nine-month period ended July 31, 2008 was $8,185,309 as compared to $12,594,400 for the nine-month period ended July 31, 2007. The operating expenses are in line with historical norms and also include consulting and compensation expense as discussed in the accompany notes to the financial statements. In the previous year, there were significant non-cash consulting expenses.

The Company’s net loss was $4,676,158 or $0.21 per share for the nine month period ended July 31, 2008 ($16,630,154 or $0.60 per share for the nine month period ended July 31, 2007). The significant decline in net loss is attributable to an improvement in gross profit percentage and the reduction in general and administrative expenses relating to non-recurrence of significant expenses incurred in the prior year.

Liquidity and Capital Resources

To date, our operations have not generated sufficient revenues to satisfy our historical capital needs. We have been financed through operations and the sale of our common stock, warrants and debt by means of private placements. We had a working capital deficit of $7,297,512 at July 31, 2008 as compared with a working capital deficit of $19,458,269 at October 31, 2007. Cash and cash equivalents were $426,060 at July 31, 2008, as compared with $0 at October 31, 2007.

Net cash provided by operating activities during the nine-month period ended July 31, 2008 was $2,617,121. This resulted from our net loss of $4,676,159 reduced by significant amortization of loan discounts and increases in current liabilities accounts. We have generally incurred negative cash flows from operations since inception. We expect the negative cash flow will be reduced in the future as our short and long term debt obligation as well as and financing expenses are reduced or eliminated.

Net cash used in investing activities during the nine-month period ended July 31, 2008 was $586,061. These funds were used for capital expenditures funded through leasing activities and were substantially offset by a significant sale of an asset. Net cash used in financing activities during the nine-month period ended July 31, 2008 was $1,605,000.

We did not engage in any off balance sheet financing during the reporting period.

Our auditors have expressed in their audit report for the year ended October 31, 2007 a qualification as to our ability to continue as a going concern. See Note A of the Notes to the Condensed Consolidated Financial Statements.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we completed an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures as of July 31, 2008 had deficiencies that caused the Company’s controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. Management is presently evaluating its options with its auditor to address these deficiencies. During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pamlab Lawsuit

On December 7, 2007, an action was commenced by Pamlab LLC against our subsidiary ANDApharm, LLC (“ANDAPharm”) and another two co-defendants in the United States District Court , District of Colorado. The complaint, as amended, alleged that ANDApharm’s Folnate Plus product infringed a patent of which plaintiff is a licensee and that the advertising of the product constituted false advertising under the Lanham Act. In the amended complaint, plaintiff sought a preliminary and permanent injunction, treble damages as well as attorneys’ fees and costs. On February 11, 2008, ANDAPharm filed its answer denying the claims being made by plaintiff, challenging plaintiff’s standing to bring the claim and counterclaiming for declaratory judgment of patent non-infringement and patent invalidity. On March 14, 2008, ANDAPharm and the co-defendants filed a motion to stay the proceedings pending the outcome of a separate litigation challenging the ownership of the patent at issue, which was subsequently denied by the Court. On June 27, 2008, ANDApharm entered into a settlement agreement pursuant to which it agreed to immediately cease the manufacture and sale of ANDApharm’s Folnate Plus product. The settlement involved no monetary payment by ANDAPharm and no admission of wrongdoing. We believe that the terms of the settlement will not have a material effect on our financial condition or operations.

Nostrum Lawsuit

As previously reported, on June 27, 2008, we commenced a lawsuit in the United States District Court for the Southern District of New York against Nirmal Mulye (“Mulye”) and Nostrum Pharmaceuticals, Inc. (“Nostrum”) (Case No. 08-Civ-5861). On July 31, 2007, the Company, Mulye and Nostrum entered into a global settlement of disputes which were the subject of four prior contested legal proceedings between the parties. Previously, Nostrum was our largest shareholder and Mulye served as our Chief Scientific Officer and was a member of our Board of Directors.

Pursuant to the terms of the settlement agreement and a related escrow agreement, certain contested intellectual property, products and corporate opportunities allegedly stolen by Mulye and Nostrum were assigned to Mulye and Nostrum, while 10,661,000 shares of our common stock (the “Escrow Shares”), then owned by Nostrum, were placed in escrow to be returned to us subject to the release and discharge of guarantees and a related undertaking given by Mulye and Nostrum securing our credit facility with the Bank of India (the “BOI Loan”) by April 30, 2008.

On April 28, 2008, the guarantees and undertaking given by Nostrum and Mulye were released and discharged and replaced with a letter of credit issued by Maneesh in favor of the Bank of India securing the BOI Loan. Maneesh is an affiliate of the Company and three of its designees presently serve on our Board of Directors. In response to our demand to the escrow agent to release the Escrow Shares to us pursuant to the terms of the escrow agreement, Nostrum objected to the release of the Escrow Shares for reasons we believe lack merit, and consequently we commenced a lawsuit against Nostrum and Mulye seeking declaratory judgment for the immediate release to us of the Escrow Shares as well as damages for breach of contract and implied covenant of good faith and dealing.

On August 13, 2008, Nostrum and Mulye filed an answer and counterclaim to our complaint and on August 26, 2008 they amended their answer. The counterclaim is seeking declaratory judgment for the immediate release to Nostrum of the Escrow Shares and the issuance to Nostrum of additional shares of common stock such that, together with the Escrow Shares, will represent 32% of our outstanding shares on a fully diluted basis. Most recently, on September 5, 2008, Nostrum and Mulye made a motion to the Court to dismiss our breach of contract and breach of implied covenant of good faith and dealing claims, and we are in the process of responding to this motion. We intend to vigorously prosecute this case and believe our claims against Nostrum and Mulye are meritorious.

Stockbridge

On June 9, 2008, an action was commenced by Stockbridge Capital Investors, Inc. (“Stockbridge”) against us in the Superior Court of the State of Arizona in the County of Maricopa. The complaint alleges that we breached a letter agreement with Stockbridge by not paying Stockbridge a “success” fee to which it claims entitlement. The complaint seeks damages to be proven at trial together with attorneys’ fees and costs. On September 2, 2008, we filed our answer. Based on the allegations in the amended complaint, and our understanding of relevant facts and circumstances, we believe that the claims made by the plaintiff in this lawsuit are without merit and we intend to vigorously defend against them.

ITEM 1A.	RISK FACTORS.

We had no material changes to our risk factors as previously disclosed in our Form 10-K for the year ended October 31, 2007 filed with the Securities and Exchange Commission on February 13, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None that were not previously disclosed in Form 8-K filings during the quarter ended July 31, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As of the date of this filing, we are late in the payment to certain holders of notes of principal and interest in the amount of $1,347,883, which indebtedness exceeds 5% of our total assets.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Sale of Series C Preferred Stock

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 1.01 - Entry into a Material Definitive Agreement” and “Item 3.02-Unregistered Sales of Equity Securities”.

On September 11, 2008, we sold to Svizera Holdings BV (“Svizera”), a wholly-owned subsidiary of Maneesh, 600 shares of our Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”), together with detachable warrants (the “Warrants”) to acquire an aggregate of 300,000 shares of our common stock in exchange for the cancellation of $300,000 of expense reimbursement due to Svizera. As a result of this sale, Maneesh beneficially owns 28,804,700 shares of our common stock.

The Series C Preferred Stock is convertible into shares of the Company’s common stock at an initial rate of 1,000 shares of common stock for each share of Series C Preferred Stock subject to adjustment pursuant to the Amended and Restated Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock and votes on an as-converted basis together with our common stock and any class of preferred stock entitled to vote with our common stock at any annual or special meeting of the Company. The Warrants are exercisable for a period of five years from the date of grant at an initial exercise price of $0.75 per share, subject to adjustment for, among other things, stock splits, stock dividends, distributions, reclassifications and sales below the exercise price. The shares of common stock issuable upon exercise of the Warrants will be registrable under the Registration Rights Agreement between the purchasers of Series C Preferred Stock and the Company.

The foregoing description of the transactions described above is qualified in its entirety by the form of transaction documents attached as exhibits hereto.

The securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

THIS QUARTERLY REPORT IS NOT AN OFFER OF SECURITIES FOR SALE. ANY SECURITIES SOLD IN CONNECTION WITH THE SERIES C OFFERING WILL NOT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES UNLESS REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR PURSUANT TO AN EXEMPTION FROM SUCH REGISTRATION.

Amended and Restated Series C Certificate of Designations

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year”

On September 15, 2008, we filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock (the “Certificate of Designation”) to amend the redemption right of the Series C Preferred Stock so that such right is exercisable on May 9, 2011 at our option at a redemption price of the stated value plus accrued but unpaid dividends on the shares of Series C Preferred Stock.

The Certificate of Designation establishes the rights, preferences, restrictions and other matters relating to 100,000 shares of Series C Preferred Stock.

Pursuant to the Certificate of Designation, the Series C Preferred Stock votes, on an as-converted basis, together with our common stock and any class of preferred stock entitled to vote with our common stock in any annual or special meeting of stockholders. The shares of Series C Preferred Stock are convertible, both at the option of the holder and the Company according to the terms of Certificate of Designation, at the initial rate of 1,000 shares of common stock for each share of Series C Preferred Stock (based on a stated value of $500 per share and an initial conversion price of $0.50) subject to adjustment for, among other things, stock splits, stock dividends, distributions, reclassifications and sales below the conversion price.

Holders of Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 6% of the stated value per annum on each outstanding share of Series C Preferred Stock accruing from May 9, 2008 until the earlier of May 9, 2011 or the conversion thereof into shares of common stock, payable quarterly on March 31, June 30, September 30 and December 31, with the first payment due June 30, 2008, and payable in cash or shares of Series C Preferred Stock in accordance with the terms of the Certificate of Designation. Holders of Series C Preferred Stock shall also be entitled to participate on a pro-rata basis in any dividends paid on the Registrant’s common stock on an as-converted basis.

The Certificate of Designation further provides that each share of Series C Preferred Stock will also be entitled to a preference equal to 125% of the sum of the stated value plus accrued but unpaid cash dividends upon the merger, acquisition, sale of voting control or sale of all or substantially all of the assets of the Registrant, upon the liquidation, dissolution or winding-up of the Registrant or upon an event of bankruptcy of the Registrant.

The foregoing description is a summary and is qualified in its entirety by the Certificate of Designation attached as an exhibit hereto and incorporated by reference herein.

ITEM 6.	EXHIBITS.

Exhibits
3.1	Amended and Restated Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock
10.1	Form of Subscription Agreement*
10.2	Form of Registration Rights Agreement*
10.3	Form of Warrant*
10.4	Voting Agreement dated as of May 8, 2008
10.5	Amendment No. 1 to Rights Agreement dated as of May 9, 2008 between Synovics Pharmaceuticals, Inc. and Continental Transfer Company
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	To be filed by amendment to Current Report on Form 8-K on May 15, 2008 and incorporated by reference herein.

SYNOVICS PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 15, 2008	By:	/s/ Jyotindra Gange

Jyotindra Gange Principal Executive Officer