Form 10-K
period 2008-10-31
Synovics Pharmaceuticals
filed 2009-02-05
CIK 1030839

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended                                                          October 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-22011

Synovics Pharmaceuticals, Inc.

(Exact name of the Company as specified in its charter)

Nevada	86-0760991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5360 Northwest 35th Avenue, Fort Lauderdale, FL	33309

(Address of principal executive offices)	(zip code)

The Company’s telephone number, including area code:
(954) 486-4590

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the Company is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ☐ No ☒.

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒.

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated file and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of April 30, 2008 was approximately $3,985,025 based upon the closing price of the registrant’s Common Stock on the OTC Bulletin Board, on April 30, 2008. (For purposes of determining this amount, only directors, executive officers, and, based on Schedule 13(d) filings on April 30, 2008 10% or greater stockholders and their respective affiliates have been deemed affiliates).

As of January 23, 2009, there were 29,827,357 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

          Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Synovics Pharmaceuticals, Inc., a Nevada corporation (the “Company”), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Table of Contents

Form 10-K Index

PART I

ITEM 1.	BUSINESS

General

          We are a specialty pharmaceutical company implementing what is referred to as a global “Front-End” growth strategy - the core of our business model. This strategy incorporates targeting a series of partnering relationships with international pharmaceutical companies to supply us with low-cost competitive pharmaceutical products, both active pharmaceutical ingredients (“APIs”) and finished dosage forms. As a result of the acquisition of Kirk Pharmaceuticals, LLC (“Kirk”) and its affiliate, ANDAPharm, LLC (“ANDAPharm”) in May 2006, we have a facility in Fort Lauderdale, Florida operating under cGMP (current good manufacturing practices) guidelines for the manufacturing and distribution of over-the-counter (“OTC”) private label drugs and prescription drugs (“Rx”).

          We have initiated our Front-End strategy, which sources low cost, high-quality products developed and manufactured in India, and packages and distributes to our customers through our Florida operation. Our access to low-cost raw materials and manufacturing is the cornerstone of the Front-End strategy and key to our dual objectives of growing our OTC business and introducing a pipeline of Rx generic drugs. A critical key to this strategy and its implementation is our alliance with Maneesh Pharmaceuticals Ltd (“Maneesh”) and Harcharan (Harry) Singh, of Glopec International. Maneesh is an integrated pharmaceuticals company from India. Harry Singh is a pharmaceutical industry veteran with a 20 year proven track record of sourcing competitive pharmaceuticals products for North America from Asia and Europe. Each of Maneesh and Harry Singh is an affiliate of ours.

          Our key assets can be summarized as:

•	Private label OTC drug manufacturer - Kirk Pharmaceuticals, Fort Lauderdale, Florida;

•	United States Drug Enforcement Agency (“DEA”) license for controlled substances, Schedule III, IIIN, IV, V and List I Chemicals;

•	Containment suites for manufacture of highly regulated/toxic substances (e.g. hormones and anti-cancer);

•	Robust pipeline of prescription Rx and OTC generic drug products;

•	Access to difficult to source price competitive APIs; and

•	Manufacture in both U.S. and India - Package and Distribute in U.S.

          From 2005 to mid-2007, our focus for revenue growth was the development of oral controlled-release generic drug formulations utilizing proprietary drug formulations and delivery technologies under license from Nostrum Pharmaceuticals, Inc. (“Nostrum”). During 2007, we amended our focus and business model as a result of the impact of two factors: first, our disassociation from Nostrum following the July 2007 settlement of the Nostrum legal actions;

second, our new strategic alliances with Maneesh and Harry Singh established in May 2008 and April 2007, respectively. This alliance is principally designed to assist us in sourcing low-cost APIs and generic drug applications (abbreviated new drug applications - ANDAs), submitted by Indian pharmaceutical companies to the FDA and approved for sale in the United States drug market and is the foundation of our current business model.

          We are firstly a manufacturer, packager and distributor of private label, or store brand, OTC products to chain drug stores, wholesalers and distributors throughout the United States. The U.S. market for manufacturing and distribution of OTC drugs, is approaching $4 billion in size and is dominated by Perrigo Company, with sales approximating 50% of the total store brand or private label market. The private label market is growing substantially with the drug stores continuing to develop and expand their “store brands” to compete with the traditional “national brands”. Presently, in the categories in which we are supplying products, store brands exceed approximately 35% of our total sales and we expect this to reach more than 50% over the next few years. We believe that this growth provides us with a great opportunity to grow our OTC sales and that with our focus on competitive pricing and customer service, we believe that we can, with adequate capitalization and assuming certain DEA actions, as described below, are resolved in a manner favorable to us, continue to grow our OTC business in the U.S. substantially.

          Our OTC product categories include analgesics, cough and cold, antihistamines, asthma relief and laxatives. Executing our Front-End strategy, Kirk has initiated the shifting of manufacturing of its high-volume commodity OTC drugs internationally to effect cost savings and maintain competitiveness. These products are manufactured internationally and shipped in bulk to Fort Lauderdale for packaging and distribution to our customers. We do manufacture certain OTC products in our Fort Lauderdale for reasons of size of a given production, cost or convenience. Our OTC products are subject to control by the DEA and will continue to be manufactured (as well as packaged and distributed) through our Fort Lauderdale facilities (See “Business—U.S. Drug Enforcement Agency” and the “Risk Factors” section for a further description of DEA controls and actions commenced against us).

          In addition to the OTC business, we are a manufacturer, packager and distributor of private label solid dosage Rx products. These products are sold through several distribution channels under exclusive or semi-exclusive agreements. These agreements include minimum sales requirements.

          Our Front-End strategy is the source of a developing pipeline targeted to in-licensed generic OTC and Rx drug (FDA approved or to be filed) candidates. The Front-End strategy is founded on the fact that a variety of first-quality small to medium Indian pharmaceutical companies, well financed with state of the art manufacturing facilities, have developed and in many cases filed ANDAs with the FDA for the US market, but have no marketing or distribution presence in the US market, i.e. no front-end. We entered into a joint venture agreement with Maneesh that not only provides development and manufacturing of both OTC and Rx drugs, but resources of personnel, operating and IT systems as well as consulting on engineering build-out and equipment procurement. Maneesh has a variety of drug development and manufacturing facilities in various locations throughout the world, although we are coordinating principally with its operations in India. Harry Singh has a long-standing business relationships with numerous other pharmaceutical companies in India (and their owners) and is directing many of our initial steps in arranging agreements for ANDA in-licensing, low-cost APIs and specialty contract manufacturing. We will generally source the finished product from abroad, then package and distribute through Florida - the customer belongs to Synovics.

          Our operations in Fort Lauderdale, Florida are highly scalable, in three separate leased facilities encompassing approximately 80,000 square feet. Our facilities contain manufacturing, warehousing, laboratory and administrative spaces in these facilities. We employ an aggregate of approximately 155 people in our facilities.

Our OTC Products

          The products that Kirk develops for store brands are considered National Brand Equivalent (“NBE”) and either meet or exceed the quality standards of the comparable brands.

Product Description	National Brand

ANALGESICS
Acetaminophen 500mg Caplets	Tylenol®
Acetaminophen PM Caplets	Tylenol®PM
Acetaminophen 325mg Tablets	Tylenol®
Acetaminophen 500mg Tablets	Tylenol®
Child Chew 81mg Aspirin Tab – Orange/Cherry	Bayer® St. Joseph®
Enteric Coated 81mg Aspirin Tab	Bayer®Enteric 81mg
Ibuprofen 200mg White Caplet
Ibuprofen 200mg White Tablet
Ibuprofen 200mg Brown Caplet	Advil®
Ibuprofen 200mg Brown Tablet	Advil®
Ibuprofen 200mg Orange Tablet	Motrin®
Ibuprofen 200mg Orange Caplet	Motrin®

COUGH/COLD/ALLERGY
Asthma Aid Tablets	Bronkaid®
Bronchial Asthma Tablets	Primatene®
Chlorpheniramine 4mg Tablets	Chlor-Trimeton®
Cough & Cold HBP Tablets	Coricidin HBP®
Diphenhydramine 25mg Caplets	Benadryl®Ultra-Tabs
Diphenhydramine 25mg Capsules	Benadryl®
Diphenhydramine 50mg Capsules
Phenylephrine 10mg Tablets	Sudafed PE™
Sinus Caplet PE (325mg APAP, 5mg PE)	Tylenol® Sinus

LAXATIVES & ANTACIDS
Senna 8.6mg Tablets	Senokot®
Senna 8.6mg + Doc Sodium Tablets - Orange	Senokot-S®
Senna 8.6mg + Doc Sodium Tablets – Rd	Peri-Colace®
Docusage Sodium 100mg Softgel	Colace®
Antacid Softchew – Cherry	Rolaids®

SLEEP/ALERT REMEDIES
APAP PM Caplets	Tylenol®PM
Rest Simply Tablets	Simply Sleep™
Sleep Tablets	Sominex®
Stay Awake Tab	Vivarin®

Our Rx Products

          Presently, we are selling under contract one Rx product: a generic version of the brand Estratest®, a combination esterified estragen-methylated testosterone hormonal product used by post-menopausal women. We are currently awaiting ANDA approval for additional Rx products.

Research and Development

          On July 31, 2007, both the Technology License Agreement and ANDA Agreement, agreements we entered into with Nostrum Pharmaceuticals, Inc. (“Nostrum”) terminated as a result of the settlement of the then pending litigation with Nostrum (See “Legal Proceedings” below). Up until that date, the drug candidates under development pursuant to those agreements were our primary drug candidates in development.

          We currently have agreements with several companies for the development of a number of OTC and prescription pharmaceutical products. Our role in these drugs varies depending on the agreement from development to transfer of existing FDA approved products for manufacture in our facilities. Some of these projects will require further filings, with and approval by, the FDA.

          We plan to continue to enter into agreements for the development of products and plan on especially focusing on those products that provide a unique opportunity in the market that provide leverage of our Front-End strategy.

          Kirk is expanding its OTC line by growing the categories it is currently producing with new generic versions of OTC brands in those categories. There are also plans to expand products by adding doses and container counts to existing products.

          In addition, we filed an Abbreviated New Drug Application for approval of a formulation of a 10mg, 25mg and 50mg dose of hydroxyzine HCL as well as a formulation for Estrodial.

          We also plan to continue to execute our Front-End strategy by in-licensing targeted ANDAs owned by international pharmaceutical companies and approved by the FDA. Licensing and marketing of these products will be subject to capital available to us over the next 18 months and, if such capital is available, of which there can be no assurances we would not expect to have these products in the US market prior to 2010.

Patents and Trademarks

          Prior to the enactment in the United States of new laws adopting certain changes mandated by the General Agreement on Tariffs and Trade (“GATT”), the exclusive rights afforded by a U.S. Patent were for a period of 17 years measured from the date of grant. Under GATT, the term of any U.S. Patent granted on an application filed subsequent to June 8, 1995 terminates 20 years from the date on which the patent application was filed in the United States or the first priority date, whichever occurs first. Future patents granted on an application filed before June 8, 1995 will have a term that terminates 20 years from such date, or 17 years from the date of grant, whichever date is later.

          Under the Drug Price Competition and Patent Term Restoration Act, a U.S. product patent or use patent may be extended for up to five years under certain circumstances to compensate the patent holder for the time required for FDA regulatory review of the product. The benefits of this Act are available only to the first approved use of the active ingredient in the drug product and may be applied only to one patent per drug product. There can be no assurance that we will be able to take advantage of this law. Though we own a number of patents, at this time, we are not relying on any patented products for our operations. We rely upon unpatented proprietary and trade secret technology that we seek to protect, in part, by confidentiality agreements with our collaborative partners, employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. There can be no assurance that these agreements provide meaningful protection or that they will not be breached, that we will have adequate remedies for any such breach, or that our trade secrets, proprietary know-how, and technological advances will not otherwise become known to others. In addition, there can be no assurance that, despite precautions taken by us, others have not and will not obtain access to our proprietary technology.

Government Regulation and Approval

          The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing and sale of our products are subject to regulation by numerous U.S. agencies, including the FDA and the DEA, as well as several state and local agencies. In addition, we manufacture and market certain products in accordance with standards set by the United States Pharmacopoeial Convention, Inc. (the “USP”). We believe that our policies, operations and products comply in all material respects with existing regulations.

U.S. Food and Drug Administration

          The FDA has jurisdiction over our marketing of our drug products. The FDA’s jurisdiction extends to the manufacturing, testing, labeling, packaging, storage and distribution of these products.

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

          A number of our other products are marketed without approved applications. These products must meet certain manufacturing and labeling standards established by the FDA. The FDA’s policy with respect to the continued marketing of unapproved products is stated in the FDA’s June 2006 compliance policy guide, titled “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against such unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against unapproved drugs in certain categories, such as those marketed unapproved drugs with potential safety risks or that lack evidence of effectiveness. The FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, among other things, have been marketed for many years and, at this time, might not be subject to immediate enforcement action.

          We also have submitted two drug candidates that require approval by the FDA through its ANDA process before they can be commercialized. Based on current FDA regulations, ANDAs and NDAs provide information on chemistry, manufacturing and control issues, bioequivalence, packaging and labeling. The ANDA process generally requires less time and expense for FDA approval than the NDA process. For approval of an ANDA, we must demonstrate that the product is bioequivalent to a marketed product that has previously been approved by the FDA and that our manufacturing process meets FDA standards. This approval process for an ANDA may require that bioequivalence and/or efficacy studies be performed using a small number of subjects in a controlled clinical environment and, for certain topical generic products, full clinical studies. Approval time currently averages seventeen months from the date the ANDA is submitted. Changes to a product marketed under an ANDA or NDA are governed by specific FDA regulations and guidelines that define when proposed changes, if approved by the FDA, can be implemented.

          All of our products that are manufactured, tested, packaged, stored or distributed by us must comply with FDA cGMPs. The FDA performs periodic audits to ensure that our facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representations made to store brand customers or to regulatory action against the products made in that facility, including seizure, injunction or recall.

          During fiscal year 2007, we had inspections by the FDA, one for Kirk and one for ANDAPharm. In each case, the FDA issued a Form 483 advising us of three observations in our operations. We have responded to the FDA and have taken measures to make corrections to our operations to ensure continued compliance with the regulations of the FDA and cGMPs. To date, we have not had any company initiated recalls or have had any punitive actions taken by the FDA.

U.S. Drug Enforcement Agency

          The DEA regulates certain drug products containing controlled substances and List I chemicals pursuant to the federal Controlled Substances Act (the “CSA”). The CSA and DEA regulations impose specific requirements on manufacturers and other entities that handle these substances including registration, recordkeeping, reporting, storage, security and distribution.

          Recordkeeping requirements include accounting for the amount of product received, manufactured, stored and distributed. Companies handling either controlled substances or List I chemicals are also required to maintain adequate security and to report suspicious orders, thefts and significant losses. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation or denial of renewal of DEA registrations, injunctions, or civil or criminal penalties. Kirk currently holds a Schedule III, IIIN, IV, and V controlled substance license which permits it to manufacture these substances as well as List I chemicals.

          On September 15, 2008, the DEA commenced an administrative proceeding with the U.S. Department of Justice against Kirk to revoke its DEA license to manufacture and distribute controlled substances in schedules III-V and deny any amendment to Kirk’s application to add specific List I chemical manufacturing codes to its controlled substance registration. The DEA alleges in the administrative proceedings that Kirk shipped ephedrine guaifenesin products to a contract packager for repackaging and relabeling that did not have the requisite DEA license. In addition, the DEA alleges that Kirk failed to maintain an effective system of controls to guard against and prevent a theft of approximately 1.3 million ephedrine guiafenesin tablets, which occurred at Kirk in July 2008. The DEA also alleges that Kirk failed to maintain appropriate recordkeeping practices. A hearing has been scheduled before an administrative law judge to commence February 18, 2009. Based on the allegations made by the DEA, and our understanding of relevant facts and circumstances, we believe that the action commenced by the DEA is without merit and we intend to vigorously defend against this.

          In a separate but related action, the United States of America commenced an action in the United States District Court District of New Jersey on July 3, 2008 to forfeit and condemn ephedrine guaifenesin products shipped to Kirk’s contract packager referenced above valued at approximately $800,000 and which were seized by the DEA. On September 2, 2008, we filed our answer and counterclaimed seeking an award of damages for wrongful seizure of the seized property as well as a declaratory judgment that the United States acted unlawfully, arbitrarily and capriciously in implementing its quota system.

          There can be no assurance that we will prevail in these actions or that they will be resolved upon terms favorable to us. If our registration were revoked, denied or suspended, we could no longer lawfully possess or distribute controlled substances or manufacture and distribute products containing the disallowed controlled substance which would have a material adverse effect on our business, prospects, financial condition and results of operation.

          We are subject to the requirements of the CSA and DEA regulations in the handling of any controlled substances in schedules III - V or certain of the List I chemicals identified in the CSA. As a result of series of amendments to the CSA, the DEA has imposed increased restrictions on the manufacture and distribution of certain products used by us. For example, the Comprehensive Methamphetamine Control Act of 1996 (the “Combat Meth Act”) was enacted to authorize the DEA to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Comprehensive Methamphetamine Control Act of 1996 establishes certain registration and recordkeeping requirements for manufacturers of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or phenylpropanolamine (PPA).

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

          In December 2007, Kirk applied to the DEA for a 2008 ephedrine and pseudoephedrine manufacturing procurement quota. In April 2008, the DEA rejected Kirk’s application and Kirk is challenging its rejection of its procurement quota application which has been consolidated with the administrative proceeding that was commenced by the DEA on September 15, 2008. Until Kirk’s quota is approved by the DEA, we are unable to procure ephedrine and pseudoephedrine for manufacturing and in the meantime are using up supplies of ephedrine and pseudoephedrine in our inventory, which we estimate will last approximately six months from the date hereof based on current demand for our products. If we do not resolve our needs for ephedrine and pseudoephedrine in the near future, we will not be able to manufacture and sell products that use ephedrine and pseudoephedrine as a raw material, which constitute about 47% of our product mix as of October 31, 2008, and which will have a material adverse effect on our business, prospects, financial condition and results of operation. Even if Kirk’s quota for 2008 is ultimately approved, our ability to acquire the List I chemicals ephedrine, pseudoephedrine, or phenylpropanolamine for manufacturing products has been and will be limited by any future quota limits imposed by the DEA.

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

Federal Trade Commission

          The FTC exercises primary jurisdiction over the advertising and other promotional practices of marketers of OTC pharmaceuticals and often works with the FDA regarding these practices. The FTC considers whether a product’s claims are substantiated, truthful and not misleading. The FTC is also responsible for reviewing mergers between pharmaceutical companies exceeding specified thresholds and investigating certain business practices relevant to the healthcare industry. For example, in accordance with the Medicare Prescription Drug Improvement and Modernization Act of 2003, agreements between NDA and ANDA holders relating to settlements of patent litigation involving paragraph IV certifications under the Hatch-Waxman Act, as well as agreements between generic applicants that have submitted ANDAs containing paragraph IV certifications where the agreement concerns either company’s 180-day exclusivity, must be submitted to the FTC (and the United States Department of Justice) for review. The FTC could challenge these business practices in administrative or judicial proceedings.

State Regulation

          Most states regulate foods and drugs under laws that generally parallel federal statutes. We are also subject to other state consumer health and safety regulations which could have a material impact on our business if we were ever found to be non-compliant.

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

Sources and Availability of Raw Materials and Suppliers

          The active pharmaceutical ingredients and other materials and supplies used in Kirk’s manufacturing operation and to be used in our pharmaceutical manufacturing operations are generally available and purchased from many different foreign and domestic suppliers. However, in some cases, the raw materials used to manufacture products may be only available from a single FDA-approved supplier. For our products previously approved by the FDA, any change in a supplier not previously approved must be submitted through a formal approval process with the FDA. A delay of six months or more in the manufacture and marketing of the drug involved while a new supplier becomes qualified by the FDA and its manufacturing process is determined to meet FDA standards could, depending on the particular product, have a material adverse effect on our business, prospects, financial condition and results of operations and financial condition. We will attempt to mitigate the potential effects of any such situation by providing for, where economically and otherwise feasible, two or more suppliers of raw materials for the drugs we manufacture. In addition, we may attempt to enter into a contract with a raw material supplier in an effort to ensure adequate supply for our products.

          During the fiscal year ended October 31, 2008, we experienced a major disruption in our supply of ephedrine and pseudoephedrine as a result in part of our application for a 2008 manufacturing procurement quota and related actions taken by the DEA as described above.

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

          The principal competitive factors in the our markets include: (i) introduction of other manufacturers’ products in direct competition with our products, (ii) introduction of authorized products in direct competition with our products, particularly during exclusivity periods, (iii) consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups, (iv) ability of competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant products, (v) the willingness of customers, including wholesale and retail customers, to switch among manufacturers, (vi) pricing pressures and product deletions by competitors, (vii) a company’s reputation as a manufacturer and distributor of quality products, (viii) a company’s level of service (including maintaining sufficient inventory levels for timely deliveries), (ix) product appearance and labeling and (x) a company’s breadth of product offerings. We believe that these factors and others will impact our product selection, development decisions and research plans.

Dependence on One or A Few Major Customers

          No customer of Kirk was responsible for more than 25% of our sales revenues for the twelve months ended October 31, 2008. Sales to the three largest customers accounted in the aggregate for approximately 51% of our revenues.

Employees

          On December 31, 2008, we had approximately 155 employees. On July 3, 2008, Ronald H. Lane, Ph.D. resigned as our Chief Executive Officer (although he continues to serve as Chairman of our Board) and Jyotindra Gange replaced Dr. Lane’s place as our Principal Executive Officer on an interim basis. We are actively searching for a permanent replacement to Dr. Lane as Chief Executive Officer. No assurance can be given that we will be successful in locating and hiring a suitable permanent Chief Executive Officer in the reasonable future. Failure to do so could have a material adverse effect on our operations and financial results. In addition, on October 6, 2008, we replaced our prior Chief Financial Officer, Steven Getraer, with Mahendra (Manny) Desai.

          In addition, we intend to hire for our developmental operations additional personnel with experience in clinical testing, government regulation, marketing and business development when the business warrants the expansion. Currently, our developmental operations fulfill several of its management functions through the use of independent contractors. These functions include scientific, regulatory, legal and investor relations.

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

Website Access to Filings with the Securities and Exchange Commission

          We file periodic and current reports, proxy statements and other materials with the Securities and Exchange Commission. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.

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

          To fund research and development on an ongoing basis and fund the expansion of our manufacturing and distribution operations we will require substantial capital, which we may do through public or private equity or debt financing. No representation can be made that we will be able to obtain additional financing or if obtained it will be on favorable terms, on a timely basis or at all. No assurance can be given that any offering if undertaken will be successfully concluded or that if concluded the proceeds will be material. Our inability to obtain additional financing when needed would impair our ability to continue our business.

          If any future financing involves the further sale of our securities, our then-existing stockholders’ equity could be substantially diluted. On the other hand, if we incurred debt, we would be subject to risks associated with indebtedness, including the risk that interest rates might fluctuate and cash flow would be insufficient to pay principal and interest on such indebtedness.

          We have not been profitable and expect future losses.

          Since our inception in 1990, we have not been profitable. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have sustained losses in each year since our incorporation in 1990. We incurred net losses of $4,005,831, $20,857,884, $8,571,021, $2,911,260 and $1,124,336, for the years ended October 31, 2008, 2007, 2006, 2005 and 2004. As of October 31, 2008, our accumulated deficit was $78,649,597. We expect to realize significant losses for the current year of operation and to continue to incur losses until we are able to raise additional capital and generate sufficient revenues to reduce our level of indebtedness and support our operations and offset operating costs.

          Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

          Our independent registered public accounting firm in its audit opinion issued in connection with our consolidated balance sheet as of October 31, 2008 and 2007 and our consolidated statements of operations, stockholder’s equity and cash flows for the years ended October 31, 2008, 2007 and 2006, has expressed substantial doubt about our ability to continue as a going concern given our net losses and negative cash flows. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

          Many of the products manufactured by us contain controlled substances, the supply of which is regulated.

          The raw materials used in many of our products are controlled substances and are regulated by the DEA. Consequently, their manufacture, shipment (including import and export), storage, sale and use are subject to the highest degree of regulation and accountability. In particular, the DEA limits the availability of the active ingredients used in certain of our products and, as a result our procurement quota of these active ingredients may not be sufficient to meet commercial demand. We must annually apply to the DEA for a procurement quota in order to obtain these substances.

          In December 2007, Kirk applied to the DEA for a 2008 ephedrine and pseudoephedrine manufacturing procurement quota. In April 2008, the DEA rejected Kirk’s application and Kirk is challenging its rejection in the administrative proceeding described below. Until Kirk’s quota is approved by the DEA, we are unable to import and manufacture ephedrine and pseudoephedrine and are using up supplies of ephedrine and pseudoephedrine that we have in stock, which we estimate will last approximately six months from the date hereof based on current demand for our products. If we do not resolve our needs for ephedrine and pseudoephedrine in the near future, we will not be able to manufacture and sell products that use ephedrine and pseudoephedrine as a raw material, which constitute about 47% of our product mix as of October 31, 2008, and which will have a material adverse effect on our business, prospects, financial condition and results of operation. Even if Kirk’s quota for 2008 is ultimately approved, our ability to import and manufacture ephedrine, pseudoephedrine, or phenylpropanolamine products has been and will be limited by any future quota limits imposed by the DEA.

          On September 15, 2008, the DEA commenced an administrative proceeding within the U.S. Department of Justice against Kirk to revoke its DEA license to manufacture and distribute controlled substances in schedules III-V and deny any amendment to Kirk’s application to add specific List I chemical manufacturing codes to its controlled substance registration. The DEA alleges in the administrative proceedings that Kirk shipped ephedrine guaifenesin products to a contract packager for repackaging and relabeling that did not have the requisite DEA license. In addition, the DEA alleges that Kirk failed to maintain an effective system of controls to guard against and prevent a theft of approximately 1.3 million ephedrine guiafenesin tablets, which occurred at Kirk in July 2008. The DEA also alleges that Kirk failed to maintain appropriate recordkeeping practices. A hearing has been scheduled before an administrative law judge to commence February 18, 2009. Based on the allegations made by the DEA, and our understanding of relevant facts and circumstances, we believe that the action commenced by the DEA is without merit and we intend to vigorously defend against this.

          In a separate but related action, the United States of America commenced an action in the United States District Court District of New Jersey on July 3, 2008 to forfeit and condemn ephedrine guaifenesin products shipped to Kirk’s contract packager referenced above at an appraised value of approximately $680,000 and which were seized by the DEA. On September 2, 2008, we filed our answer and counterclaimed seeking an award of damages for wrongful seizure of the seized property as well as a declaratory judgment that the United States acted unlawfully, arbitrarily and capriciously in implementing its quota system.

          There can be no assurance that we will prevail in these actions or that they will be resolved upon terms favorable to us. If our registration were revoked, denied or suspended, or if our quota application is rejected, we could no longer lawfully possess or distribute controlled substances or manufacture and distribute products containing the disallowed controlled substance which would have a material adverse effect on our business, prospects, financial condition and results of operation.

          We are dependent on a small number of suppliers for our raw materials and any delay or unavailability of raw materials can materially adversely affect our ability to produce products.

          The FDA and DEA requires identification of raw material suppliers in applications for approval of drug products. If raw materials were unavailable from a specified supplier, FDA and DEA approval of a new supplier could delay the manufacture of the drug involved. In addition, some materials used in our products are currently available from only one supplier or a limited number of suppliers. During the fiscal year ended October 31, 2008, we experienced a major disruption in our supply of ephedrine and pseudoephedrine as a result in part of the denial of our application for a 2008 manufacturing procurement quota and related actions taken by the DEA as further described above.

          Further, our “Front End” strategy contemplates that a significant portion of our raw materials may be available only from foreign sources. Foreign sources can be subject to the special risks of doing business abroad, including:

•	greater possibility for disruption due to transportation or communication problems;

•	the relative instability of some foreign governments and economies;

•	interim price volatility based on labor unrest, materials or equipment shortages, export duties, restrictions on the transfer of funds, or fluctuations in currency exchange rates; and

•	uncertainty regarding recourse to a dependable legal system for the enforcement of contracts and other rights.

          In addition, recent changes in patent laws in certain foreign jurisdictions (primarily in Europe) may make it increasingly difficult to obtain raw materials for research and development prior to expiration of applicable United States or foreign patents. Any delay or inability to obtain raw materials on a timely basis, or any significant price increases that cannot be passed on to customers, can materially adversely affect our ability to produce products. This can materially adversely affect our business, prospects, financial condition and results of operation.

          Our failure to prevail in our pending litigation against Dr. Mulye and Nostrum would result in dilution of existing shareholders and further disagreements between management and Dr. Mulye and Nostrum.

          On June 27, 2008, we commenced a lawsuit against Dr. Mulye and Nostrum seeking declaratory judgment for the release of 10,661,000 shares being held in escrow pursuant to a settlement agreement and related escrow agreement. While we believe that we are entitled to these shares (because certain guarantees and an undertaking given by Dr. Mulye and Nostrum were released and discharged (the “Nostrum Guarantee”) in accordance with the terms of the settlement agreement and related escrow agreement), Dr. Mulye and Nostrum objected to their release to us, and instead are seeking the immediate release to Nostrum of the escrow shares and the issuance to Nostrum of additional shares of common stock such that, together with the escrow shares, will represent 32% of our outstanding shares on a fully diluted basis. If Dr. Mulye and Nostrum were to prevail, then Nostrum would become one of our major shareholders and we would also be required to “gross-up” 4,000,000 shares of common stock issued to Maneesh in consideration of the release of the Nostrum Guarantee to maintain the percentage of common stock represented by such shares. The release of the escrow shares would not only dilute the shareholdings of existing shareholders but also, given the disagreements that management and Nostrum and Dr. Mulye had in the past, likely result in further disagreements in the procedural and substantive decision-making and operations of our business, which in turn could have a material adverse effect on our business, prospects, financial condition and results of operation.

          We have a relatively limited operating history, which makes it difficult to evaluate our future prospects and are implementing a new business model, an off-shore “Front End” growth strategy.

          Although we have been in operation since 1990, our business model has evolved substantially over time. Since the acquisition of Kirk in May 2006, our primary line of business is the manufacturing and distribution of OTC and prescription drugs and accordingly we have a relatively short operating history and limited financial data upon which you may evaluate our business and prospects. In addition, our business model is likely to continue to evolve as we attempt to expand our product offerings. In particular, we recently began to implement an off-shore “Front-End” growth strategy that incorporates targeting a series of partnering relationships with international pharmaceutical companies to supply us with low-cost competitive pharmaceutical products. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that are attempting to implement new business models, move into new markets and continue to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

•	develop new products;

•	obtain regulatory approval of our products;

•	manage our growth, control expenditures and align costs with revenues;

•	attract, retain and motivate qualified personnel; and

•	respond to competitive developments.

          If we do not effectively address the risks we face, our business model may become unworkable and we may not achieve or sustain profitability or successfully develop any products.

          A failure to locate and hire a suitable permanent Chief Executive Officer could have a material adverse effect on our operations and financial results.

          On July 3, 2008, Dr. Ronald Lane resigned as our Chief Executive Officer (although he continues to serve as Chairman of our Board) and Jyotindra Gange took Dr. Lane’s place as our Principal Executive Officer on an interim basis. We are actively searching for a permanent Chief Executive Officer and Chairman of our Board. No assurance can be given that we will be successful in locating and hiring a suitable permanent Chief Executive Officer in the near future. Failure to do so will have a material adverse effect on our business, prospects, financial condition and results of operation.

          Our failure to compete effectively may limit our ability to achieve profitability.

          Competition in the pharmaceutical area is intense, and our competitors have substantially greater resources than us. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. Competition also comes from national brand companies and brand pharmaceutical companies. That competition could be intensified should those companies lower prices or manufacture their own store brand or generic equivalent products. Kirk’s competition consists of many companies who are independent pharmaceutical drug manufacturers on a contractual basis and the pharmaceutical companies, which have manufacturing capabilities, and facilities, many of which have substantially greater financials and other resources. See “Business – Competition”.

          We may fail to establish or cultivate strategic partnerships to expand our business.

          We have developed our business model and built our business in part through strategic partnerships such as the strategic relationships we have established with Maneesh and Glopec International. We may not be able to successfully form or manage such other partnerships, and if not, our ability to execute our business plan, which could have a material adverse effect on our business, prospects, financial condition and results of operation.

          We may become subject to increased governmental regulation, which could increase the costs or cause us to revise certain product claims.

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

          We can provide no assurance of the successful and timely development of our new products.

          We are endeavoring to identify additional OTC and Rx products which we can manufacture or further develop. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive products on a timely basis. An inventory of the products that we have developed and may in the future develop are not likely to be commercially available for some time. The proposed development schedules for our products may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in governmental regulation, many of which will not be within our control. Any delay in the development, introduction, or marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the nature technology involved, and the other factors, described elsewhere in “Risk Factors”, there can be no assurance that we will be able to compete successfully the development or marketing of any new products.

          We face product liability risks and may not be able to obtain adequate insurance to protect us against losses.

          As a manufacturer and distributor of products that are intended to be ingested by consumers, even if sold to the consumer by a third party company and/or formulated in a third party’s facility, we may be subject to various product liability claims, including, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. While no such claims have been made to date, any future product liability claims and the resulting adverse publicity could harm our business. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired which could have a material adverse effect on our business, prospects, financial condition and results of operation.

          If key personnel were to leave us or if we are unsuccessful in attracting qualified personnel, our ability to develop products could be materially harmed.

          Our success depends in large part on our ability to attract and retain highly qualified scientific, technical and business personnel experienced in the development, manufacture and distribution of OTC and prescription drugs. The loss of the services of key personnel could have a material adverse effect on our business, prospects, financial condition and results of operation.

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

          We may receive communications alleging possible infringement of patents or other intellectual property rights of others. We believe that in most cases we could obtain necessary licenses or other rights on commercially reasonable terms, but we may be unable to do so. In addition, litigation could ensue or damages for any past infringements could be assessed. Litigation, which could result in substantial cost to and diversion of efforts by us, may be necessary to enforce patents or other intellectual property rights of us or to defend us against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have a material adverse effect on our business, prospects, financial condition and results of operation.

Risks Related to Our Industry

          The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.

          The generic pharmaceutical industry is characterized by rapid technological developments and a high degree of competition. As a result, our actual or proposed products could become obsolete before we recoup any portion of our related research and development and commercialization expenses. Our industry is highly competitive, and this competition comes from both from biotechnology firms and from major pharmaceutical and chemical companies. Many of these companies have substantially greater financial, marketing and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing and marketing of pharmaceutical products). We also experience competition in the development of our products from universities and other research institutions and compete with others in acquiring technology from such universities and institutions. In addition, certain of our products may be subject to competition from products developed using other technologies. See “Business – Competition”.

          The industry in which we operate is highly competitive.

          Numerous well-known companies, which have substantially greater capital, research and development capabilities and experience than we have, are presently engaged in the research and development efforts with respect to our target indications. By virtue of having or introducing competitive products on the market before us, these entities may gain a competitive advantage. Further future technological developments may render some or all of our current or future products noncompetitive or obsolete, and we may not be able to make the enhancements to our products necessary to compete successfully with newly emerging technologies. If we are unable to successfully compete in our chosen markets, our business, prospects, financial condition, and results of operations would be materially adversely affected. See “Business — Competition”.

          The government regulatory approval process is time consuming and expensive.

          We have filed an Abbreviated New Drug Application (ANDA) for approval of a formulation of a 10mg, 25mg & 50mg dose of hydroxyzine HCL as well as an ANDA for Estrodial and plan on filing applications for other product candidates in the future. Prior to commercialization, each product candidate will be subject to an extensive and lengthy governmental regulatory approval process in the United States and in other countries. We may not be able to obtain regulatory approval for any product candidate we develop or, even if approval is obtained, the labeling for such products may place restrictions on their use that could materially impact the marketability and profitability of the product subject to such restrictions. We have limited experience in designing, conducting and managing the clinical testing necessary to obtain such regulatory approval. Satisfaction of these regulatory requirements, which includes satisfying the FDA and foreign regulatory authorities that the product is both safe and effective for its intended therapeutic uses, typically takes several years depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources.

          Any manufacturer producing our products will be required to comply with extensive government regulation.

          Before we can begin to commercially manufacture any of our product candidates, we must either secure manufacturing in an approved manufacturing facility or obtain regulatory approval of our own manufacturing facility and processes. In addition, the manufacturing of our product candidates must comply with cGMP and/or other requirements of the FDA and requirements by regulatory agencies in other countries. These requirements govern, among other things, quality control and documentation procedures. We or any third-party manufacturer of our product candidates, may not be able to comply with these requirements, which would prevent us from selling such products and would have a material adverse effect on our business, prospects, financial condition and results of operation. Material changes to the manufacturing processes of our products after approvals have been granted are also subject to review and approval by the FDA or other regulatory agencies.

          The commercial success of any newly-introduced pharmaceutical product depends in part upon the ability of patients to obtain adequate reimbursement.

          If we succeed in bringing our product candidates to market, they may not be considered cost-effective, and coverage and adequate payments may not be available or may not be sufficient to allow us to sell our products on a competitive basis. In both the United States and elsewhere, sales of medical products, diagnostics, and therapeutics are dependent, in part, on the availability of reimbursement from third party payors, such as health maintenance organizations and other private insurance plans and governmental programs such as Medicare. Third party payors are increasingly challenging the prices charged for pharmaceutical products and services. We anticipate that our business, prospects, financial results and results of operation will be affected by the efforts of government and third party payors to contain or reduce the cost of health care through various means. In the United States, there have been and will continue to be a number of federal and state proposals to implement government controls on pricing. Similar government pricing controls exist in varying degrees in other countries. In addition, the emphasis on managed care in the United States has increased and will continue to increase the pressure on the pricing of pharmaceutical products. We cannot predict whether any legislative or regulatory proposals will be adopted or the effect these proposals or managed care efforts may have on our business, prospects, financial condition and results of operation.

Risks Related To Our Common Stock

          The securities markets have recently been highly volatile.

          The market prices for securities of small public companies have historically experienced a high degree of volatility. The securities markets in the United States and abroad have experienced significant extraordinary price and volume fluctuations that are wholly unrelated or disproportionate to the operating performance of individual companies, especially since September 2008. As a result, the market prices for many securities have decreased materially or fluctuated materially for reasons wholly unrelated to the merits of the issuer of the securities. In addition, future announcements concerning us or our competitors, including operating results, technological innovations, government regulations, or foreign and other competition, could have a significant impact on the market prices of the common stock.

          Our common stock is thinly traded and may experience price volatility, which could affect a stockholder’s ability to sell our stock or the price for which it can be sold.

          There has been and may continues to be, at least for the immediate future, a limited public market for our common stock. The market price for our common stock, and for the stock of pharmaceutical companies generally, has been highly volatile. The market price of our common stock may be affected by the following among other things:

•	results of our clinical trials;

•	approval or disapproval of abbreviated new drug applications or new drug applications;

•	announcements of innovations, new products or new patents by us or by our competitors;

•	governmental regulation;

•	patent or proprietary rights developments;

•	proxy contests or litigation;

•	news regarding the efficacy of, safety of or demand for drugs or drug technologies;

•	economic and market conditions, generally and related to the pharmaceutical industry;

•	healthcare legislation;

•	changes in third-party reimbursement policies for drugs; and

•	fluctuations in our operating results.

          As a result of these fluctuations, you may experience difficulty selling shares of our common stock when desired or at acceptable prices.

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

          We have issued and may continue to issue warrants, options and other convertible securities at or below the current market price. As of October 31, 2008, we had outstanding warrants to acquire 29,020,915 shares of our common stock as well as 591,850 shares of our Series A Preferred Stock, convertible into an aggregate of 118,370 shares of our common stock, subject to adjustment as provided in accordance with the terms of such shares, and 28,955 shares of our Series C Preferred Stock, convertible into an aggregate of 28,955,000 shares of our common stock, subject to adjustment as provided in accordance with the terms of such securities. During the terms of such warrants and convertible securities, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock with resulting dilution in the interests of holders of common stock. The existence of such warrants and convertible securities could materially adversely affect the terms on which we can obtain additional financing, and the holders can be expected to exercise those warrants and conversion rights at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise or conversions of the securities. We also have the authority to issue additional shares of common stock and shares of one or more series of convertible preferred stock. The issuance of those shares could result in the dilution of the voting power of outstanding shares of common stock and could have a dilutive effect on earnings per share.

          If penny stock regulations become applicable to our common stock they will impose restrictions on the marketability of our common stock and the ability of our stockholders to sell shares of our stock could be impaired.

          The SEC has adopted regulations that generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. Exceptions include equity securities issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Unless an exception is available, the regulations require that prior to any transaction involving a penny stock, a risk of disclosure schedule must be delivered to the buyer explaining the penny stock market and its risks. Our common stock is currently trading at under $5.00 per share. Although we currently fall under one of the exceptions, if at a later time we fail to meet one of the exceptions, our common stock will be considered a penny stock. As such the market liquidity for our common stock will be limited to the ability of broker-dealers to sell it in compliance with the above-mentioned disclosure requirements.

          You should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers;

•	“boiler room” practices involving high-pressure sales tactics;

•	manipulation of prices through prearranged matching of purchases and sales;

•	the release of misleading information;

•	excessive and undisclosed bid-ask differentials and markups by selling broker- dealers; and

•	dumping of securities by broker-dealers after prices have been manipulated to a desired level, which hurts the price of the stock and causes investors to suffer loss.

          We are aware of the abuses that have occurred in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, we intend to endeavor within the confines of practical limitations to prevent such abuses with respect to our common stock.

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

          On September 8, 2006, our Board of Directors adopted a Rights Plan, the effect of which is to grant stockholders of record as of September 8, 2006, in the event of a transaction which is not an exchange or tender offer to all the stockholders and is on terms and price which a majority of certain members of the Board does not determine to be adequate and in the best interests of the Company, its stockholders and other constituencies the right to acquire during the period ending September 8, 2011 for each share held of record one additional share of common stock at a price equal to 33 1/3% of the then market price. The transaction is the acquisition by an “Acquiring Person” or group of such shares which would result in the person or group beneficially owing in excess of 20% of the outstanding shares of our common stock or the acquisition of by a 20% or more owner or group of owners of an additional 1% of the outstanding shares of common stock. The Plan also provides that in the event of a merger or other business combination in which the owners of all the outstanding shares prior to the transaction are not the owners of all the voting powers of the surviving corporation or in the event of a sale or transfer of more than 50% of our assets or earning power our stockholders of are to receive upon payment of the purchase price of $1,200 per share, shares of common stock of the acquiring company having a value equal to two times the purchase price. The existence of such Plan will have the effect of making us less attractive in the market to candidates not approved by certain members of the Board and thus reduce the possibility of a transaction being effected for the sale of our common stock or an asset or stock transaction which would result at a higher price than if the Rights Plan did not exist.

          As a result of our recent Series C financing that initially closed on May 9, 2008, Maneesh beneficially owns approximately 57.3% of our outstanding shares of common stock and its three designees constitute a majority on the five-member board, one of whom is acting as our interim Principal Executive Officer. In addition, Maneesh together with Dr. Lane and Harcharan Singh and their respective affiliates are among principal parties to a Voting Agreement dated as of May 9, 2008 which contains an agreement as to the identity of the designees of the board, a majority of whom are Maneesh designees, and limits the size of the board. Consequently, Maneesh controls the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including the election of directors, removal of directors, amendment of our Articles of Incorporation or bylaws and the adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination. Maneesh thus has substantial influence over our management and affairs and our other stockholders of the Company have limited ability to remove management or effect the operations of the business of the Company. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquiror from making a tender offer for the common stock.

          Our by-laws have been amended to restrict the ability of stockholders to participate in the election of directors and the presentation of matters at stockholder meetings.

          On September 8, 2006, our By-laws were amended to provide that: (i) nominees for director at the annual meeting by stockholders other than by the Board can be made only by written notice to the Board delivered within a designated period prior to the meeting and provided certain information as to the nominee and the stockholder making such nomination is given to the Board in such notice, and (ii) business at the annual meeting can be introduced by a member of the Board or only by those stockholders who provide written notice not less than 40 nor more than 90 days prior to the annual meeting, containing a description of the business and reasons therefore and certain information as to the stockholders. Such provisions restrict the ability of stockholders to nominate directors and to introduce business as to the Company for consideration of the stockholders.

          We will have insufficient authorized capital to issue common stock to all of our holders of warrants and other convertible securities.

          We have authorized 40,000,000 shares of our common stock with a par value of $0.001 per share, of which 29,202,357 shares of our common stock are outstanding as of October 31, 2008, after giving effect to 3,375,000 shares of our common stock that we are obligated to issue. As of October 31, 2008, 58,094,285 shares are issuable upon the exercise and conversion of warrants and preferred stock of the Company, respectively, subject to adjustment as provided in accordance with the terms of such shares. If holders of such warrants and preferred stock were to exercise and convert their derivative securities, then we would have insufficient shares of common stock to issue to such holders and may be subject to adverse claims from holders due to the inability to issue shares of common stock. We plan on taking steps to increase the authorized capital of the Company to provide for sufficient authorized capital.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.	PROPERTIES

Facilities and Equipment

          We currently lease our principal offices and manufacturing and distribution facilities of approximately 82,672 square feet, in Fort Lauderdale, Florida. These leases expire in December 31, 2010 and April 30, 2012, respectively.

          Our total rental expense for fiscal year 2006, 2007 and 2008 was $91,246, $753,760 and $863,970 respectively.

ITEM 3.	LEGAL PROCEEDINGS.

DEA Actions

          On September 15, 2008, the DEA commenced an administrative proceeding with the U.S. Department of Justice against Kirk to revoke its DEA license to manufacture and distribute controlled substances in schedules III-V and deny any amendment to Kirk’s application to add specific List I chemical manufacturing codes to its controlled substance registration. The DEA alleges in the administrative proceedings that Kirk shipped ephedrine guaifenesin products to a contract packager for repackaging and relabeling that did not have the requisite DEA license. In addition, the DEA alleges that Kirk failed to maintain an effective system of controls to guard against and prevent a theft of approximately 1.3 million ephedrine guiafenesin tablets, which occurred at Kirk in July 2008. The DEA also alleges that Kirk failed to maintain appropriate recordkeeping practices.

          In addition, in December 2007, Kirk applied to the DEA for a 2008 ephedrine and pseudoephedrine manufacturing procurement quota. In April 2008, the DEA rejected Kirk’s application and Kirk is challenging its rejection which has been consolidated with the administrative proceeding commenced by the DEA.

          A hearing has been scheduled before an administrative law judge to commence February 18, 2009. Based on the allegations made by the DEA, and our understanding of relevant facts and circumstances, we believe that the action commenced by the DEA is without merit and we intend to vigorously defend against this.

          In a separate but related action, the United States of America commenced an action in the United States District Court District of New Jersey on July 3, 2008 to forfeit and condemn ephedrine guaifenesin products shipped to Kirk’s contract packager referenced above at an appraised value of approximately $680,000 and which were seized by the DEA. On September 2, 2008, we filed our answer and counterclaimed seeking an award of damages for wrongful seizure of the seized property as well as a declaratory judgment that the United States acted unlawfully, arbitrarily and capriciously in implementing its quota system.

          There can be no assurance that we will prevail in these actions or that they will be resolved upon terms favorable to us. If our registration were revoked, denied or suspended, or if our quota application is rejected, we could no longer lawfully possess or distribute controlled substances or manufacture and distribute products containing the disallowed controlled substance which would have a material adverse effect on our business, prospects, financial condition and results of operation. (See “Risk Factors” above)

Nostrum Lawsuit

          On June 27, 2008, we commenced a lawsuit in the United States District Court for the Southern District of New York against Dr. Nirmal Mulye and Nostrum (Case No. 08-Civ-5861). On July 31, 2007, the Company, Dr. Mulye and Nostrum entered into a global settlement of disputes which were the subject of four prior contested legal proceedings between the parties. Previously, Nostrum was our largest shareholder and Dr. Mulye served as our Chief Scientific Officer and was a member of our Board of Directors. Pursuant to the terms of the settlement agreement and a related escrow agreement, certain contested intellectual property, products and corporate opportunities allegedly stolen by Dr. Mulye and Nostrum were assigned to Dr. Mulye and Nostrum, while 10,661,000 shares of our common stock (the “Escrow Shares”), then owned by Nostrum, were placed in escrow to be returned to us subject to the release and discharge of guarantees and a related undertaking given by Dr. Mulye and Nostrum securing our credit facility with the Bank of India (the “BOI Loan”) by April 30, 2008.

          On April 28, 2008, the guarantees and undertaking given by Nostrum and Dr. Mulye were released and discharged and replaced with a letter of credit issued by Maneesh Pharmaceuticals Ltd. (“Maneesh”) in favor of the Bank of India securing the BOI Loan. In response to our demand to the escrow agent to release the Escrow Shares to us pursuant to the terms of the escrow agreement, Nostrum objected to the release of the Escrow Shares for reasons we believe lack merit, and consequently we commenced a lawsuit against Nostrum and Mulye seeking declaratory judgment for the immediate release to us of the Escrow Shares as well as damages for breach of contract and implied covenant of good faith and dealing.

          On August 13, 2008, Nostrum and Mulye filed an answer and counterclaim to our complaint and on August 26, 2008 they amended their answer. The counterclaim is seeking declaratory judgment for the immediate release to Nostrum of the Escrow Shares and the issuance to Nostrum of additional shares of common stock such that, under Nostrum’s theory, together with the Escrow Shares, will represent 32% of our outstanding shares on a fully diluted basis. On September 5, 2008, Nostrum and Mulye made a motion to the Court to dismiss our breach of contract and breach of implied covenant of good faith and fair dealing claims. Synovics opposed the motion and, on October 14, 2008, the Court denied the motion in part and granted the motion in part. At this time, Synovics maintains and continues to pursue its claims for the return of the escrowed shares as well as a claim for breach of contract that seeks damages against Nostrum and Mulye for their refusal to agree to the immediate return of the Escrow Shares in or around April of 2008. Both parties have recently filed motions for summary judgment seeking a ruling from the Judge regarding the return of the Escrow Shares and the Court has scheduled a hearing for February 5, 2009. Synovics intends to vigorously prosecute this case and believes its claims against Nostrum and Mulye are meritorious.

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

Body Dynamics

          On December 19, 2008, we commenced an action against Body Dynamics, Inc. (“Body Dynamics”) in the Circuit Court of the 17th Judicial District in Broward County, Florida. Body Dynamics is a customer to whom we delivered goods and for which we have not been paid. We are seeking judgment in the amount of $375,637 plus court costs and pre-judgment interest.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

          On July 18, 2001, our common stock was delisted from quotation on the NASDAQ Small Cap Market due to non-compliance with certain continuing listing requirements. From July 19, 2001 to February 28, 2003, our common stock was quoted on the OTC Bulletin Board under the symbol BNRX.OB. Our common stock was quoted on the on the “Pink Sheets” from March 1, 2003 to July 12, 2005. On July 13, 2005 our common stock was approved by the NASD and appeared on the OTCBB with an unpriced quote. Three business days later, on July 18, 2005, HDSN showed a priced quote for BNRX.OB. Thirty days later, on August 15, 2005 all other market makers were eligible to appear on the Nasdaq OTCBB with their quotes, and have been quoted there through the present. Our common stock is currently traded under the symbol SYVC.OB.

	High ($)	Low ($)

Fiscal Year ended October 31, 2009

Three months ending January 31, 2009 (through January 23, 2009)	0.37	0.17

Fiscal Year ended October 31, 2008

Three months ended January 31, 2008	0.85	0.45
Three months ended April 30, 2008	0.75	0.25
Three months ended July 31, 2008	0.75	0.35
Three months ended October 31, 2008	0.60	0.20

Fiscal Year Ended October 31, 2007

Three months ended January 31, 2007	2.00	1.30
Three months ended April 30, 2007	1.60	1.01
Three months ended July 31, 2007	1.55	0.85
Three months ended October 31, 2007	1.01	0.65

          The foregoing quotations were provided by AOL Finance and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          The last reported sale price per share of common stock as quoted on the OTCBB was $0.23 on January 23, 2009.

          As of January 23, 2009, there were 223 holders of record of our common stock. This figure does not represent the actual beneficial owners of our common stock because shares are held in “street name” by securities dealers and others for the benefit of individual owners.

Dividend Policy

          We have not paid any cash dividends on our common stock and do not currently anticipate paying cash dividends in the foreseeable future except to the extent cash dividends are required to be paid on outstanding shares of our Series C Preferred Stock.

          Holders of Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 6% of the stated value of $500 per annum on each outstanding share of Series C Preferred Stock accruing from May 9, 2008 until the earlier of May 9, 2011 or the conversion thereof into shares of common stock, payable quarterly on March 31, June 30, September 30 and December 31, with the first payment due June 30, 2008, and payable in cash or shares of Series C Preferred Stock in accordance with the terms of the Amended and Restated Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock. Holders of Series C Preferred Stock shall also be entitled to participate on a pro-rata basis in any dividends paid on our common stock on an as-converted basis. As of October 31, 2008, we have accrued $382,649 in dividend expense which are in arrears.

          The agreements, into which we may enter in the future, including indebtedness, may impose limitations on our ability to pay dividends or make other distributions on our capital stock.

           Future dividends on our common stock, if any, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

          Further, our Credit Agreement with Bank of India prohibits the payment of dividends without the consent of the Bank.

Recent Sales of Unregistered Securities

          None other than previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

          We did not purchase any of our shares of common stock during the year ended October 31, 2008.

Stock Performance Graph

          The following performance graph compares the cumulative total stockholder return on our common stock to the cumulative total return on the NASDAQ Composite Index, the NASDAQ Pharmaceutical Index, the NASDAQ Biotechnology Index and the Russell 2000 Index for the five years ended October 31, 2008, assuming an initial investment of $100 and the reinvestment of all dividends. We did not pay any dividends during the period reflected in the graph. We are including the NASDAQ Biotechnology Index and Russell 2000 Index solely because we used those indexes in our Annual Report on Form 10-K last fiscal year.

          Our common stock price performance shown below should not be viewed as being indicative of future performance.

		Oct-2003	Oct-2004	Oct-2005	Oct-2006	Oct-2007	Oct-2008

Synovics Pharmaceuticals, Inc.	Return %		-20.00	1,050.00	-13.04	-60.00	-56.25
	Cum $	100.00	80.00	920.00	800.00	320.00	140.00
NASDAQ Composite-Total Returns	Return %		2.69	8.15	12.48	21.75	-37.54
	Cum $	100.00	102.69	111.06	124.92	152.09	95.00
NASDAQ Pharmaceutical Index	Return %		0.02	15.44	5.96	9.34	-13.85
	Cum $	100.00	100.02	115.46	122.34	133.76	115.23
NASDAQ Biotechnology Index	Return %		-2.83	8.57	7.95	9.45	-17.35
	Cum $	100.00	97.17	105.50	113.89	124.66	103.03
Russell 2000 Index Total Return	Return %		11.73	12.10	19.95	9.28	-34.16
	Cum $	100.00	111.73	125.24	150.23	164.18	108.09

ITEM 6.	SELECTED FINANCIAL DATA.

          The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and with our management’s discussion and analysis of financial condition and results of operations, provided elsewhere herein and attached to this Report commencing on page F-1.

	Year Ended October 31,

	2008	2007	2006	2005	2004
Gross Revenues	$26,395,077	$25,236,325	$10,516,398	$8,192	$98,767
Net Revenues	$25,959,579	$23,466,311	$10,516,398	$8,192	$98,767
Cost of Sales	$16,988,322	$16,837,126	$8,158,727	$45,289	$18,269
Gross Profit (Loss)	$8,971,257	$6,629,185	$2,357,671	($37,097)	$80,498
Operating Expenses	$11,454,723	$16,893,656	$5,976,857	$1,874,468	$866,913
Other Income (Expense)	($1,522,366)	($10,593,413)	($3,909,716)	($999,695)	($337,921)
Net Loss	($4,005,831)	($20,857,884)	($8,571,021)	($2,911,260)	($1,124,336)
Basic and Diluted Loss Per Share	($0.17)	($1.09)	($0.33)	($0.14)	($0.14)

Weighted Average Shares Outstanding (1)	23,547,066	19,070,573	26,044,630	20,094,784	7,840,496
Balance Sheet Data:
Working Capital (Deficit)	($6,335,161)	($19,458,269)	($5,289,000)	($3,713,386)	($3,079,327)
Total Assets	($22,346,110)	$23,333,897	$38,882,650	$16,911,555	$2,875,306
Total Liabilities	($17,344,616)	$31,438,023	$25,779,163	$5,607,804	$3,779,939
Stockholders equity (deficit)	(5,001,494)	($8,104,126)	$13,103,487	$11,303,751	($904,633)

(1)

These shares do not include 57,394,285, 8,701,915, 1,947,751, 620,472 and 910,370 shares of common stock for the years ended October 31, 2008, 2007, 2006, 2005 and 2004, respectively, that may be issued upon exercise of outstanding stock options, warrants and convertible preferred stock as they are antidilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Overview

          We were incorporated on December 22, 1990 under the laws of the State of Nevada. On April 11, 2006, we name changed our corporate name from Bionutrics Inc. to our current name. Since our incorporation, we engaged in various lines of business in pharmaceutical and dietary supplement products. In May 2006, we acquired Kirk and its affiliate, ANDAPharm, both Florida limited liability companies. We have one additional operating subsidiary, Synovics Labs. Inc. Our principal offices are located at 5360 NW 35 Avenue, Fort Lauderdale, Florida 33309. During fiscal year ended October 31, 2007, we relocated our principal offices to Fort Lauderdale, Florida from Phoenix, Arizona.

           We are a specialty pharmaceutical company implementing what is referred to as a global “Front-End” growth strategy - the core of our business model. This strategy incorporates targeting a series of partnering relationships with international pharmaceutical companies to supply us with low-cost competitive pharmaceutical products, both active pharmaceutical ingredients (“APIs”) and finished dosage forms. As a result of the acquisition of Kirk and ANDAPharm in May 2006, we have a facility in Fort Lauderdale operating under cGMP (current good manufacturing practices) guidelines for the manufacturing and distribution of over-the-counter (“OTC”) private label drugs and prescription drugs (“Rx”).

           We have initiated our Front-End strategy, which sources low cost, high-quality products developed and manufactured internationally, and packages and distributes to our customers through our Florida operation. Our access to low-cost raw materials and manufacturing is the cornerstone of the Front-End strategy and key to our dual objectives of growing our OTC business and introducing a pipeline of Rx generic drugs. A critical key to this strategy and its implementation is our alliance with Maneesh and Harcharan (Harry) Singh, of Glopec International. Maneesh is an international pharmaceutical company with its headquarters located in Mumbai, India. Harry Singh a pharmaceutical industry veteran with a 20 year proven track record of sourcing competitive pharmaceuticals products for North America from Asia and Europe.

          Our key assets can be summarized as:

•	Private label OTC drug manufacturer - Kirk Pharmaceuticals, Fort Lauderdale, Florida;

•	DEA license for controlled substances, Schedule III, IIIN, IV, V and List I Chemicals;

•	Containment suites for manufacture of highly regulated/toxic substances (e.g. hormones and anti-cancer);

•	Robust pipeline of prescription Rx and OTC generic drug products;

•	Access to difficult to source price competitive APIs;

•	Manufacture in both U.S. and India - Package and Distribute in U.S;

           From 2005 to mid-2007, our focus for revenue growth was the development of oral controlled-release generic drug formulations utilizing proprietary drug formulations and delivery technologies under license from Nostrum. During 2007, we amended our focus and business model as a result of the impact of two factors: first, our disassociation from Nostrum following the July 2007 settlement of the Nostrum legal actions; second, our new strategic alliances with Maneesh and Harry Singh established in May 2008 and April, 2007, respectively. This alliance is principally designed to assist us in sourcing low-cost APIs and generic drug applications (abbreviated new drug applications - ANDAs), submitted by international pharmaceutical companies to the FDA and approved for sale in the United States drug market and is the foundation of our current business model.

           We are firstly a manufacturer, packager and distributor of private label, or store brand, OTC products to chain drug stores, wholesalers and distributors throughout the United States. The U.S. market for manufacturing and distribution of OTC drugs, is approaching $4 billion in size and is dominated by Perrigo Company, with sales approximating 50% of the total store brand or private label market. The private label market is growing substantially with the drug stores continuing to develop and expand their “store brands” to compete with the traditional “national brands”. Presently, in the categories in which we are supplying products, store brands exceed approximately 35% of our total sales and we expect this to reach more than 50% over the next few years. We believe that this growth provides us with a great opportunity to grow our OTC sales and that with our focus on competitive pricing and customer service, we believe that we can, with adequate capitalization and assuming certain DEA actions, as described in the “Legal Proceedings” and “Risk Factors,” are resolved in a manner favorable to us, continue to grow our OTC business in the U.S. substantially.

           Our OTC product categories include analgesics, cough and cold, antihistamines, asthma relief and laxatives. Executing our Front-End strategy, Kirk has initiated the shifting of manufacturing of its high-volume commodity OTC drugs internationally to effect cost savings and maintain competitiveness. These products are manufactured internationally and shipped in bulk to Fort Lauderdale for packaging and distribution to our customers. We do manufacture certain OTC products in our Fort Lauderdale facilities for reasons of size of a given production, cost or convenience. Our OTC products are subject to control by the DEA and will continue to be manufactured (as well as packaged and distributed) through our Fort Lauderdale facilities and assuming certain DEA actions, as described in the “Legal Proceedings” and “Risk Factors,” are resolved in a manner favorable to us (see “Business - US Drug Enforcement Agency” for a further description of DEA controls and actions commenced against us).

           In addition to the OTC business, we are a manufacturer, packager and distributor of private label solid dosage Rx products. These products are sold through several distribution channels under exclusive or semi-exclusive agreements. These agreements include minimum sales requirements.

          Our Front-End strategy is the source of a developing pipeline of targeted in-licensed generic Rx drug (FDA approved or to be filed) candidates. The Front-End strategy is founded on the fact that a variety of first-quality small to medium international pharmaceutical companies, well financed with state of the art manufacturing facilities, have developed and in many cases filed ANDAs with the FDA for the U.S. market, but have no marketing or distribution presence in the US market, i.e. no front-end. We have entered into a joint venture agreement with Maneesh that not only provides development and manufacturing of both OTC and Rx drugs, but resources of personnel, operating and IT systems as well as consulting on facilities build-out and equipment procurement. Maneesh has a variety of drug development and manufacturing facilities in various locations throughout the world, although we are coordinating principally with the operations in India. Harry Singh has a long standing business relationships with numerous other pharmaceutical companies in India (and their owners) and is directing many of our steps in arranging agreements for ANDA in-licensing, low-cost APIs and specialty contract manufacturing. We will source finished product internationally, then package and distribute through Florida; the customer belongs to Synovics.

           As a result of historical events as well as the costs incurred in the acquisition of Kirk in 2006 and the disputes with Dr. Mulye and Nostrum, we have not been able to adequately generate enough cash to support our ongoing operations and service our debt. As a result, we have suffered from chronic working capital deficiency and there has been a continuing need for financing activities which have also been adversely affected by the disputes with Dr. Mulye and Nostrum.

           During the fiscal year ended October 31, 2008, we completed a series of closings of a Series C Preferred Stock Offering that resulted in the issuance of 28,138 shares of Series C Preferred Stock, convertible into 28,138,000 shares of our common stock, subject to adjustment, and warrants to acquire 18,780,200 shares of our common stock. The incremental gross proceeds to us from the Series C Preferred Stock Offering were $7,780,000 and together with a bridge note offering that immediately preceded the Series C Preferred Stock Offering, the incremental gross proceeds to us were $9,335,000. We principally used this infusion of cash to reduce our debt from $18,625,000 on October 31, 2007 to the sum of $6,190,000 as of December 31, 2008. Management believes that the restructuring of our balance sheet and the reduction of our short term and long term debt will provide management with greater flexibility to make operational decisions for growth and focus on implementing our Front-End strategy.

           Since our inception through the current fiscal year, we have received an opinion noting the substantial doubt about our ability to continue as a going concern from our independent auditors due to the significant recurring operating losses.

Critical Accounting Policies

          The section herein entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, goodwill, bad debts, income taxes, and contingent liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments as to the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

           The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following discussion of critical accounting policies represents our attempt to report on those accounting policies which we believe are critical to our consolidated financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in the registration statement of which this prospectus constitutes a part.

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

           Income Taxes

           We have a history of losses. These losses generated sizeable federal net operating loss (“NOL”) carryforwards as of October 31, 2008 of approximately $27,200,592.

           Generally accepted accounting principles require that we record a valuation allowance against the deferred income tax asset associated with these NOL carryforwards and other deferred tax assets if it is “more likely than not” that we will not be able to utilize them to offset future income taxes. Therefore, due to our history of unprofitable operations, we have not recognized any deferred tax assets. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income.

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

Results of Operation

          Results of Operations for Year Ended October 31, 2008 compared to Year Ended October 31, 2007

          Consolidated revenues for the year ended October 31, 2008 were $25,959,579 compared to $23,466,311 for the same period in 2007, an increase of approximately 10.6% over the prior fiscal year. The increase results from a continued strong growth of the OTC product line as well as increases in sales of the Rx product line. The increase in revenue was negatively impacted by the continued decline in sales of ephedrine and pseudoephedrine products caused in part by the rejection of our application to the DEA for our 2008 procurement quota. In addition, on September 15, 2008, the DEA commenced an administrative proceeding against us to, among other things, revoke our DEA license to manufacture and distribute controlled substances. If we do not prevail in this action, this will have a material adverse effect on our business, prospects, financial condition and results of operation. See Item 3 “Legal Proceedings” and “Risk Factors” for further information.

          During fiscal year 2008, sales of products containing ephedrine and guaifenesin accounted for approximately 47% of sales as compared to approximately 63% for the same period in 2007.

          Our three largest customers represented approximately 51.4% of the sales for fiscal year 2008. Although we believe Kirk has good working relationships with each of these customers, Kirk is working to further relationships with these and other entities in order to continue to broaden its sales base.

          Cost of revenues for the year ended October 31, 2008 was $16,988,322 compared to $16,837,126 for the year ended October 31, 2007. Our gross profit percentage increased to 34.6% from 28.2%. This increase primarily relates to a shift in product mix resulting from the increases in sales of Rx products which have a higher profit margin than some of our non-controlled substance private label OTC products.

          Research and development expenses for the year ended October 31, 2008 was $1,177,313 compared to $1,289,833 for the year ended October 31, 2007. The research and development expenses are in line with our historical norms. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

          Selling, general, and administrative expenses for the year ended October 31, 2008 was $10,277,409 as compared to $15,603,823 for the year ended October 31, 2007. The reduction in selling, general and administrative expenses is a result of the incurrence of less consulting expense which in fiscal year ended 2008 was $1,760,613 as compared to $6,818,602 for the same period in 2007. In addition, this reduction is the result of reduced spending in an effort to conserve cash. The operating expenses are in line with historical norms and also include consulting and compensation expense as discussed in the accompanying notes to the financial statements.

          During the year ended October 31, 2008, we incurred an impairment loss of $660,919 as compared to $4,006,386 for the prior fiscal year. The decrease is attributable to the non-recurrence of a one time impairment loss incurred by us during fiscal year ended 2007 in connection with the termination of the Technology License Agreement and ANDA Agreement pursuant to the terms of the settlement agreement with Dr. Mubye and Nostrum.

          Interest expense for the year ended October 31, 2008 was $4,166,852 as compared to $6,400,962 for the year ended October 31, 2007. The reason for this reduction in interest expense is as a result of our repayment of outstanding indebtedness during the fiscal year that at October 31, 2007 was $18,625,000 and at October 31, 2008 was $6,190,000. In addition, during the year ended October 31, 2008, there was interest forgiveness of $3,325,747 relating to the repayment and settlement of outstanding debt.

          As a result of the foregoing, the net loss for the year ended October 31, 2008 was $4,005,831 or ($0.17) per share, as compared to a net loss of $20,857,884 or $1.09 per share for the year ended October 31, 2007.

          Results of Operations for Year Ended October 31, 2007 compared to Year Ended October 31, 2006

          Total revenues for the year ended October 31, 2007 were $23,466,311, compared to $10,516,398 for the year ended October 31, 2006, an increase in excess of 123% over the prior year. Gross profit was $6,629,185 for the year ended October 31, 2007, as compared with $2,357,671 for the year ended October 31, 2006, an increase of $4,271,514 or 180%. These increases result from several factors. First, is the inclusion in our financial statements of a full year of the results of Kirk and ANDAPharm. These entities were acquired in May 2006 and partial year results were included in the prior year’s financial statements. Both of these operating entities had growth in their year on year sales resulting from price increases, new customers and additional products. Sales of our ephedrine and pseudoephedrine product group were negatively impacted by the interruption of supply during the fourth quarter of fiscal year 2007. Gross margin was impacted by changes in prices and costs. In addition, increased production and product mix positively impacted margins. We had increases in materials attributed to increases in the cost of petroleum.

          Our three largest customers represented approximately 54% of the sales for the year ended October 31, 2007 as compared to 68% in the prior year. Although we believe we have good working relationships with each of these customers, we are continuing to work to further relationships with these and other entities in order to broaden our sales base.

          Sales of products containing pseudoephedrine, ephedrine and/or guaifenesen accounted for approximately 63% of sales. These products have come under increasing government regulation due to the concern of these products in the production of methamphetamine.

          Total expenses for the year ended October 31, 2007 were $16,893,656 as compared with $5,976,857 for the year ended October 31, 2006. The increases in year to year expenses were primarily caused by the inclusion of Kirk and ANDAPharm in our financial statements for the full year ended October 31,2007, as well as the cost of consulting agreements entered into in the normal course of business by the Company. In addition, expenses were higher due to the granting of options, and to the higher legal expenses in connection with the financing and legal activity of the Company. Our consulting expense was $6,818,602, the cost to the Company of granting options was $759,762, and legal fees incurred by us were, $1,900,003, for the twelve months ended October 31, 2007. The operating expenses of Kirk and ANDAPharm are in line with historical norms of Kirk and ANDAPharm. Increases were in line with normal operating conditions and the increase in revenues. There were no significant unusual expenses.

          The increase in interest expense to $6,400,962 from $3,909,716 relates to the increased debt that we incurred during the year as discussed elsewhere in this Annual Report on Form 10-K. In addition, increased interest rates and other penalties relating to non-payment of debt negatively impacted the total for the year.

          The impairment loss of $4,006,386 relates to the settlement agreement with Dr. Mulye and Nostrum whereby the Technology License Agreement and ANDA Agreement were terminated.

          As a result of the aforesaid, the net loss for the year ended October 31, 2007 was $20,857,884 as compared with $8,571,021 for the year ended October 31, 2006. The net loss per share was $1.09 for the year ended October 31, 2007 as compared with a loss of $.33 for the year ended October 31, 2006.

Liquidity and Capital Resources

          Year Ended October 31, 2008, 2007, and 2006

          To date, our operations have not generated sufficient cash flow to satisfy our capital needs. We have financed our operations primarily through the private sale of common stock, warrants and debt securities. We had a working capital deficit of $6,335,161 at October 31, 2008, as compared with $19,458,268 and $5,289,000 at October 31, 2007 and 2006, respectively. Cash and cash equivalents were $65,987, $0 and $2,393,437 at October 31, 2008, 2007 and 2006, respectively.

          Net cash provided (used in) operating activities during the years ended October 31, 2008, 2007 and 2006 was $3,862,575, ($2,408,514) and ($5,165,425), respectively. The approximately $3,900,000 in net cash provided by operating activities during the year ended October 31, 2008 was the result of our net loss of $4,005,831 offset by non cash expenses of stock based compensation as well as deferred financing fees offset by changes in working capital levels. The approximately $2,400,000 in net cash used by operating activities during the year ended October 31, 2007 was the result of our net loss of $20,857,884 offset by non cash expenses as well as changes in working capital. The approximately $5,200,000 in net cash used by operating activities during the year ended October 31, 2006 was the result of our net loss of $8,571,021 offset by non cash expenses including the loss in the joint ventures of $1,042,119.

          Net cash used in investing activities during the years ended October 31, 2008, 2007 and 2006, was $708,305, $709,593 and $10,392,751, primarily the result of the purchase of equipment and fees associated with acquisition activities.

          Net cash (used) provided by financing activities during the years ended October 31, 2008, 2007, and 2006, was ($3,088,284), $724,670 and $17,822,794, respectively. The cash provided in 2008, 2007, and 2006 reflects approximately $8,096,716, $6,801,785 and $19,240,000 from the proceeds from the private placement of our securities.

          We will require additional equity and/or debt financing for fiscal year 2009 to fund our operations and to satisfy our debt service obligations. There can be no assurance given that we will be successful in the sale of our equity or obtaining additional capital from other sources or means.

          Our auditors have emphasized the uncertainty related to our ability to continue as a going concern in their audit report. See Note 2 of the Notes to the Consolidated Financial Statements regarding our plans to address this concern.

          We have not entered into any material capital expenditure agreements, or engaged in any off balance sheet financing.

          The following table depicts our obligations and commitments as of October 31, 2008 to make future payments under existing contracts or contingent commitments.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	4-5 years	After 5 Years
Note payable – bank	$5,600,000	$1,850,000	$3,800,000	—	—
Note payable – shareholders & others	$540,000	$540,000	—	—	—

Capital lease obligations	$294,070	$70,291	$149,658	$74,121	—

	$6,434,070	$2,460,291	$3,949,658	$74,121	—

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          We do not invest in or own any market risk sensitive instruments entered into for trading purposes or for purposes other than trading purposes. All loans made to us have been for fixed interest rates and accordingly, the market risk to us prior to maturity is minimal.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Reference is made to the Consolidated Financial Statements for the fiscal year ended October 31, 2008, the Notes thereto and Independent Auditors’ Report thereon commencing at Page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

          Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management evaluated the effectiveness of our internal control over financial reporting at October 31, 2008. In making this assessment, management based its evaluation on the report of the Committee of Sponsoring Organizations of the Treadway Commission entitled Internal Control—Integrated Framework (the “COSO Framework”). Based on its evaluation under the COSO Framework, management has determined that, at October 31, 2008, our internal control over financial reporting was effective.

          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

DEA Action

          The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 8.01 – Other Events”:

          On September 15, 2008, the DEA commenced an administrative proceeding with the U.S. Department of Justice against Kirk to revoke its DEA license to manufacture and distribute controlled substances in schedules III-V and deny any amendment to Kirk’s application to add specific List I chemical manufacturing codes to its controlled substance registration. The DEA alleges in the administrative proceedings that Kirk shipped ephedrine guaifenesin products to a contract packager for repackaging and relabeling that did not have the requisite DEA license. In addition, the DEA alleges that Kirk failed to maintain an effective system of controls to guard against and prevent a theft of approximately 1.3 million ephedrine guiafenesin tablets, which occurred at Kirk in July 2008. The DEA also alleges that Kirk failed to maintain appropriate recordkeeping practices.

          In addition, in December 2007, Kirk applied to the DEA for a 2008 ephedrine and pseudoephedrine manufacturing procurement quota. In April 2008, the DEA rejected Kirk’s application and Kirk is challenging its denial which has been consolidated with the administrative proceeding commenced by the DEA.

          A hearing has been scheduled before an administrative law judge to commence February 18, 2009. Based on the allegations made by the DEA, and our understanding of relevant facts and circumstances, we believe that the action commenced by the DEA is without merit and we intend to vigorously defend against this.

          In a separate but related action, the United States of America commenced an action in the United States District Court District of New Jersey on July 3, 2008 to forfeit and condemn ephedrine guaifenesin products shipped to Kirk’s contract packager referenced above at an appraised value of approximately $680,000 and which were seized by the DEA. On September 2, 2008, we filed our answer and counterclaimed seeking an award of damages for wrongful seizure of the seized property as well as a declaratory judgment that the United States acted unlawfully, arbitrarily and capriciously in implementing its quota system.

          There can be no assurance that we will prevail in these actions or that they will be resolved upon terms favorable to us. If our registration were revoked, denied or suspended, or if our quota application is rejected, we could no longer lawfully possess or distribute controlled substances or manufacture and distribute products containing the disallowed controlled substance which would have a material adverse effect on our business, prospects, financial condition and results of operation. (See “Risk Factors” above)

Maneesh and Singh Grant

          The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 – Unregistered Sale of Equity Securities”:

          On November 11, 2008, our Board of Directors authorized the grant of 500,000 shares of our common stock to Maneesh and 125,000 shares of our common stock to Harry Singh, both affiliates of the Company, in consideration for their deferral in payment of certain fees due to them under a joint venture agreement in the case of Maneesh and a consulting agreement in the case of Harry Singh. We have not issued these shares although are treating them, for the purposes of this Annual Report on Form 10-K, as if they were issued and outstanding.

          Upon issuance, these securities will be offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Steven Getraer

          The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 – Unregistered Sale of Equity Securities”:

          On January 27, 2009 we agreed to issue to Steven Getraer, our former Chief Financial Officer, warrants to acquire 200,000 fully vested shares of our common stock at an exercise price of $0.75 per share exercisable at any time prior to July 31, 2012 in connection with a separation agreement entered into with Mr. Getraer.

          These securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

          The following table sets forth certain information regarding our current directors, executive officers and key employees:

Name	Age	Position

Ronald H. Lane, Ph.D.	63	Chairman of the Board and Secretary
Jyotindra Gange	60	Interim Principal Executive Officer and Director
Vinay Sapte	52	Director
Maneesh Sapte	36	Director
Harcharan Singh	58	Director
Manny Desai	60	Chief Financial Officer
John S. Copanos	37	VP of Business Development of Kirk Pharmaceuticals LLC

Business Experience

          The following is a brief account of the education and business experience during at least the past five years of our current directors, executive officers and key employees, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

          Ronald Howard Lane, Ph.D. has served as Chairman of the Board since December 2004 and served as Chief Executive Officer of Synovics from December 1994 until June 2008, and Chairman and Chief Executive Officer of our predecessor, NutraGenics (Delaware), since April 1994. He also served as our President from inception to April 18, 2007. Dr. Lane is responsible for directing Synovics’ corporate development and growth. He received a Ph.D. and post-doctorate NIH fellowship from the University of Wisconsin (Madison) in Neurophysiology. Dr. Lane had been employed previously by Norcap Financial Corporation, The National Western Group, Inc. (an investment company), and Taylor Pearson Corporation.

          Jyotindra Gange has served as a Director since May 2008 and has served as Interim Principal Executive Officer since July 2008. Mr. Gange currently serves as Chief Financial Officer of Maneesh, a pharmaceuticals manufacturing and distribution company based in India. From 2001 until joining Maneesh in November 2007, Mr. Gange was Chief Financial Officer of Multi Arc India Ltd., a provider of industrial coatings. From 2000 to 2001, Mr. Gange was Chief Finance Officer at Bharat Serums and Vaccines Ltd., an Indian pharmaceuticals company, and from 1997 to 2000, he was Vice President - Finance at Universal Ferrous Ltd., a producer of ferro alloys. Mr. Gange has trained for Chartered Accountancy having received a Bachelor’s degree in Accounting and Finance from Mumbai University, India.

          Vinay Sapte has served as a Director since April 2008. Mr. Sapte serves as Chairman and Managing Director of Maneesh, a pharmaceuticals manufacturing and distribution company based in India, which he founded in 1975. Mr. Sapte has an Electrical Engineering Degree from the University of Mumbai. Vinay Sapte is the brother of Maneesh Sapte.

          Maneesh Sapte has served as a Director since May 2008. Mr. Sapte serves as a director of Maneesh, a pharmaceuticals manufacturing and distribution company based in India, which he joined in 1989. Mr. Sapte assists Mr. Vinay Sapte, his brother, in running the business of Maneesh both in India and abroad. Mr. Sapte has a B.S. degree in chemistry from the University of Mumbai.

          Harcharan Singh has served as a Director since May 2008. Mr. Singh has acted as a consultant to us and prior to becoming a member of our board, held observer rights since April 2007. Mr. Singh serves as President and Chief Executive Officer of Glopec International Inc., an asset trading company specializing in pharmaceutical active ingredients, fine chemicals and intermediates and custom synthesis which he founded in 1989. From 1987 until 1989, he served as Director, Cyanamid India, and later in area operations at Lederle International Division; from 1980 until 1987, he served as General Manager and Chief Executive Officer of Tata Pharma; and from 1972 until 1980, he worked in various positions at Warner Lambert Co. Mr. Singh holds a B. Tech. from the India Institute of Technology, Madras, and an MBA from the Indian Institute of Management, Ahmedabad.

          Mahendra (Manny) Desai has served as Chief Financial Officer since October 2008. Prior to that he served from January 2004 until September 2008 as Vice President, Finance of Citi Prepaid Services (formerly Ecount Inc.) in Philadelphia and as a financial and tax advisor for Chernow, Kurtzman & Co., a Certified Public Accountants firm in Philadelphia. From August 2000 until December 2003, Mr. Desai served as Senior Manager and Tax Advisor for Creative Management Concepts, Inc., a Certified Public Accountants firm and Tax Consultants in New Jersey. Prior to this, Mr. Desai spent 19 years in various management, financial and accounting roles. Mr. Desai holds a Chartered Accountant’s degree from India and received a Bachelor’s degree in Accounting and Finance from Mumbai University, India.

          John S. Copanos is the founder of Kirk and its affiliate, ANDAPharm, which he founded in 1999. Mr. Copanos currently serves as VP of Business Development of Kirk and heads business development for Kirk and ANDAPharm. Previously Mr. Copanos served as President, Chief Executive Officer, Treasurer and Secretary of Kirk and ANDAPharm.

          There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors, executive officers, promoters or control persons during the past five years.

The Board of Directors

          Our Board is divided into three classes with each class of director elected for a staggered term of three years and until their respective successors are duly elected and qualified. Class II directors will serve until our next annual meeting of stockholders. Class III directors will serve until the second succeeding annual meeting of stockholders and Class I directors will serve until the third succeeding annual meeting of stockholders.

          Vinay Sapte, Ronald Lane and Harcharan Singh and their respective affiliates are among principal parties to a Voting Agreement dated as of May 9, 2008 entered into upon the initial closing of the Series C Preferred Stock Offering. Under the terms of the Voting Agreement, each of the parties agrees to vote all of its shares to ensure that the size of our Board will be five directors (or seven if the Board resolves to expand its size to seven). Further, each of the parties agrees to vote its shares in favor of the following designations: (i) one director designated by Ronald Lane and his affiliates (to initially be Dr. Lane), (ii) one director designated by Harcharan Singh and his affiliates (to initially be Mr. Singh), (iii) three directors designated by Maneesh and its affiliates (to initially be Vinay Sapte, Maneesh Sapte and Jyotindra Gange). The Voting Agreement further provides that if the Board is expanded to seven directors, then Maneesh and its affiliates shall be entitled to one further designee and Axiom Captial Management LLC (“Axiom”) and Indigo Securities LLC (“Indigo”) shall be entitled to designate one director. If certain of the parties to the Voting Agreement cease to beneficially own at least 4% of the outstanding shares of common stock of the Company determined immediately after giving effect to the initial closing of the Series C Offering, then the right of designation applicable to such party shall terminate and the right shall vest in the entire board.

Committees of the Board

          Since the resignation of Richard Feldheim and William McCormick in April 2008 and the subsequent appointment of Vinay Sapte, Maneesh Sapte, Jyotindra Gange and Harcharan Singh to the Board in connection with the Series C Preferred Stock Offering, we do not currently have a standing audit committee, compensation committee and nominating committee. None of our directors would be considered independent under Rule 4200(a)(15) of the Nasdaq Marketplace Rules, even though such definition does not currently apply to us because we are not listed on Nasdaq. Mr. Gange has experience in accounting and finance and has been designated as an audit committee financial expert.

          We intend to expand the Board in the future to appoint one or more independent directors. Until that time, the entire Board will perform the duties of the audit committee, the compensation committee and the nominating committee.

Code of Ethics

          We have not yet adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller. Our examination of our corporate governance and other policies and procedures have been interrupted by the time and effort required by the Nostrum dispute and our capital raising efforts. Shortly following conclusion of these matters, we expect to adopt a code of ethics applicable to all directors, officers and employees.

Stockholder Communications

          Stockholders and other interested parties may contact the Board of Directors at the following address: Board of Directors 5360 NW 35 Avenue, Fort Lauderdale, FL 33309. All communications received at the above address will be relayed to the Board of Directors. Communications regarding accounting, internal accounting controls or auditing matters may also be reported to the Board of Directors using the above address.

          Typically, we do not forward to our directors communications from our stockholders or other communications which are of a personal nature or not related to the duties and responsibilities of the Board, including:

•	Junk mail and mass mailings;

•	New product suggestions;

•	Resumes and other forms of job inquiries;

•	Opinion surveys and polls;

•	Business solicitations or advertisements.

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

          Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2008, we believe that during fiscal year 2008, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements except with respect to the following: Form 4 filings have not been made by Ronald H. Lane, Richard Feldheim, William McCormick, Harcharan Singh and late filings of Forms 3 and 4 have been made by Vinay Sapte, Maneesh Sapte, Svizera Holdings BV and Maneesh Pharmaceuticals Ltd.

Executive Compensation

          Compensation Discussion and Analysis

          Philosophy and Objectives of our Compensation Program. Our approach to executive compensation, one of the most important and also most complex aspects of corporate governance, is influenced by our belief in rewarding people for consistently strong execution and performance. We believe that the ability to attract and retain qualified executive officers and other key employees is essential to our long term success.

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

          The named executive officers for fiscal year ended October 31, 2008 are Ronald Lane, Chairman of the Board and former Chief Executive Officer; Jyotindra Gange, our current interim Principal Executive Officer; Steven Getraer, our former Chief Financial Officer; Mahendra Desai, our current Chief Financial Officer; David Coffin-Beach, our former Chief Operating Officer; John Copanos, our VP of Business Development of Kirk; Joe Esposito, our Director of Technical Operations of Kirk and Aldo Rodriguez, our Controller. These individuals are referred to collectively in this prospectus as the “Named Executive Officers”.

          Administration of our Compensation Program. Our compensation committee was previously responsible for the administration of our compensation program. With the resignation of our two independent directors from the Board and the subsequent appointment of four non-independent directors, we do not currently have a compensation committee. Until such time that we reconstitute the compensation committee, compensation matters are handled by our board.

          The compensation committee had previously retained the services of Charas Consulting for the purposes of assisting the compensation committee in ensuring that they are competitive and appropriately linked to our long term success and creation of stockholders value. The compensation committee also periodically sought input from Charas Consulting on a range of external market factors, including evolving compensation trends, appropriate peer group companies and market survey data. Although the compensation committee reviewed the compensation practices of its peer companies, due to shortage of cash it did not adhere to strict formulas or survey data to determine the mix of compensation elements.

          Elements of our Compensation Program and How We Determine the Amount for Each Element

          Overview. The primary elements of our executive compensation program are base salary, bonus and stock and long term compensation typically in the form of stock option grants. Although we may in the future provide other types of compensation, these three elements are the principal means by which we endeavor to provide the Named Executive Officers with compensation opportunities.

          We have not had any formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, after reviewing information provided by compensation surveys and publicly available filings of peer companies, we determined subjectively what we believe to be the appropriate level and mix of the various compensation components. Ultimately, the objective in allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for us and our stockholders.

          We do not have formal employment agreements with any of our Named Executive Officers other than those entered into with our former employees Dr. Lane, Steven Getraer and David Coffin-Beach.

           Base Salary. We pay a base salary to our Named Executive Officers. In general, base salaries for the Named Executive Officers are determined by evaluating the responsibilities of the executive’s position, the executive’s experience and the competitive marketplace. As appropriate, base salary adjustments will be considered and would take into account changes in the executive’s responsibilities, the executive’s performance and changes in the competitive marketplace.

          The base salary for our former Chief Executive Officer was established pursuant to recommendations given to the compensation committee by the third party consultant, Charas Consulting, and the other Named Executive Officers (other than in the case of Mr. Desai) were established by the compensation committee based upon the recommendation of our senior management team. We believe that the base salaries of the Named Executive Officers are appropriate within the context of the compensation elements provided to the executives and because they are at a level which remains competitive in the marketplace.

          Bonuses. The Board of Directors may authorize us to give discretionary bonuses, payable in cash or shares of common stock, to the Named Executive Officers and other key employees. Such bonuses are designed to motivate the Named Executive Officers and other employees to achieve specified corporate, business unit and/or individual, strategic, operational and other performance objectives. Due to lack of adequate financial resources, no bonuses were awarded to Named Executive Officers during the fiscal year ended October 31, 2008 except to Mr. Esposito who was awarded a stock grant of 100,000 shares of our common stock.

          Stock Options. Compensation for executive officers also includes the long-term incentives afforded by stock options. Our stock option award program is designed to motivate our Named Executive Officers and assist in their retention. The size of the stock option grant is generally intended to reflect the executive’s position with us and we generally grant stock options upon commencement of employment with us with an annual vesting schedule of three years to encourage key employees to continue their employment with us.

          Other Compensation. Our Named Executive Officers are eligible for the same level and offering of benefits that we may make available to other employees from time to time.

          We do not have any defined benefit pension or retirement plans.

          Post-Termination/ Change of Control Compensation. We have arrangements with certain of the Named Executive Officers that may provide them with compensation following termination of employment. These arrangements are discussed below under “Agreements with Named Executive Officers”.

          Tax Implications of Executive Compensation. Our aggregate deductions for each Named Executive Officer compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officer exceeds $1 million, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Internal Revenue Code. At our 2008 Named Executive Officer compensation levels, we did not believe that Section 162(m) of the Internal Revenue Code would be applicable, and accordingly, we did not consider its impact in determining compensation levels for our Named Executive Officers in 2008.

Agreements with Named Executive Officers

          Ronald H. Lane, Ph.D., Chairman of the Board of Directors and Former Chief Executive Officer. On May 17, 2007, we entered into an employment agreement, dated as of January 30, 2007, with Ronald Lane for serving as the Company’s Chief Executive Officer through January 30, 2010, renewable for an additional one year unless either we or Dr. Lane provides written notice of termination at least 60 days prior to the end of the term. On July 10, 2008, Dr. Lane resigned as Chief Executive Officer and his employment agreement was terminated.

          The employment agreement provided for an annual base salary of $400,000 and, solely at the discretion of the Board of Directors, based on his performance and the Company’s financial condition and operating results, a bonus payable in cash or shares of common stock. The agreement further provided that the Board may grant him options under any equity compensation plan in which he is eligible to participate. The agreement further provided that we owe Dr. Lane an amount to be mutually agreed upon (the “Deferred Obligation”) which amount was determined to be $214,102 as of October 31, 2008 after giving effect to the conversion of $100,000 into 200 shares of Series C Preferred Stock and warrants to acquire 100,000 shares of our common stock at an initial exercise price of $0.75.

          The agreement provided that if Dr. Lane’s employment by us is terminated without cause, by his death, or by Lane for good reason (which includes a “change of control”), Dr. Lane will be entitled in addition to unpaid salary through the date of termination, payment of the Deferred Obligation and a severance amount of all or a portion (not less than one-half) of his base salary for one year based on the number of completed years of service under the Agreement. Change of Control is defined as a (i) change of holders of more than 50% of the voting stock by means of a consolidation or merger, (ii) the sale of all or substantially all of the assets or capital stock of the Company or (iii) the acquisition by a person or group of persons in one or a series of related transactions of more than 50% of the voting stock. Further the agreement provided that if we terminate Dr. Lane’s employment for cause or Dr. Lane terminates his employment with us without good reason, Dr. Lane shall be entitled to any earned but unpaid base salary, the Deferred Obligation plus any unpaid reimbursable expenses through the date of termination of his employment.

          As compensation for Dr. Lane’s services as Chairman of the Board, Dr. Lane receives a salary of $120,000 per annum. In addition, we agreed to pay Dr. Lane severance of $400,000 as well as pay Dr. Lane deferred compensation under his former employment agreement which was $214,102 at October 31, 2008 and reimburse Dr. Lane for expenses incurred by him which was $77,147 at October 31, 2008.

           Steven Getraer. Former Chief Financial Officer. On July 10, 2007, we entered into an employment agreement with Mr. Steven Getraer employing him as our Executive Vice President and Chief Financial Officer. On October 6, 2008, we terminated Mr. Getraer’s employment. The agreement provided that Mr. Getraer’s employment with us is for a three year term ending July 9, 2010, renewable for subsequent terms unless earlier terminated by either party. Under the agreement, Mr. Getraer was entitled to a base salary of $265,000 per annum, increasing to $280,000 per annum commencing on August 10, 2008 and to $295,000 commencing on August 10, 2009. In addition, Mr. Getraer was entitled to a discretionary fiscal year-end bonus payable in cash and/or shares of our common stock and was granted options to acquire an aggregate of 600,000 shares of our common stock exercisable for seven years at an initial exercise price of $2.00 per share and vesting annually in three equal installments, with the first installment vesting on July 10, 2008. The agreement also provided that we may also in our discretion grant Mr. Getraer options pursuant to any eligible equity compensation plan.

          If we terminated Mr. Getraer’s employment without cause, upon Mr. Getraer’s death, or if Mr. Getraer terminates his employment for good reasons including a change of control event, he would be entitled to the following severance: (i) Mr. Getraer’s current base salary for one year; and (ii) any earned but unpaid base salary plus any unpaid reimbursable expenses through the date of termination of his employment. In the event that we terminated Mr. Getraer’s employment for cause or Mr. Getraer terminates his employment with us without good reason, Mr. Getraer would be entitled to any earned but unpaid base salary, unpaid bonus approved by the Board plus any unpaid reimbursable expenses through the date of termination of his employment.

          On January 27, 2009, we entered into a separation agreement with Mr. Getraer pursuant to which we agreed to pay Mr. Getraer severance of $175,000 less applicable withholding and deductions payable over ten months, unpaid salary of $8,154 less applicable withholdings and deductions as well as expense reimbursement of $1,658. In addition, we agreed to issue warrants to acquire 200,000 fully vested shares of our common stock at an exercise price of $0.75 per share exercisable at any time prior to July 31, 2012, it being acknowledged that Mr. Getraer holds no additional options, warrants or other rights to purchase our common stock.

           David Coffin Beach. Former Chief Operating Officer. On April 18, 2007, we entered into an employment agreement with Mr. David Coffin-Beach employing him as our Chief Operating Officer. On February 11, 2008, Mr. Coffin-Beach resigned from this position and his employment agreement terminated. Mr. Coffin Beach’s employment agreement provided for a three year term ending April 18, 2010 and may be automatically renewed for additional one year periods. He was entitled to a base salary of $300,000 per annum and a discretionary year end bonus payable in cash and/or shares of our common stock. In addition, Mr. Coffin-Beach was granted options to acquire an aggregate of 1,500,000 shares of the registrant’s common stock exercisable for seven years at an initial exercise price of $2.00 per share and vesting annually in three equal installments, with the first installment vesting on April 18, 2008. At the date of Mr. Coffin-Beach’s resignation, none of his options vested. We also had the discretion to grant Mr. Coffin-Beach options pursuant to any eligible equity compensation plan.

          If we terminated Mr. Coffin-Beach’s employment without cause, upon Mr. Coffin-Beach’s death or if Mr. Coffin Beach terminated his employment for good reasons including a change of control event, Mr. Coffin-Beach would have been entitled to the following severance: (i) Mr. Coffin-Beach’s current base salary for one year plus any accrued bonus prior to termination; and (ii) any earned but unpaid base salary plus any unpaid reimbursable expenses through the date of termination of his employment. If we terminated Mr. Coffin-Beach’s employment for cause or Mr. Coffin-Beach terminates his employment with us without good reason, Mr. Coffin-Beach would be entitled to any earned but unpaid base salary plus any unpaid reimbursable expenses through the date of termination of his employment. Mr. Coffin-Beach’s resignation constituted termination by Mr. Coffin-Beach without good reason and he was paid accordingly.

Summary Compensation Table

          The table below summarizes the compensation information in respect of the Named Executive Officers for the fiscal years ended October 31, 2008, 2007 and 2006.

Name and Principal Position	Year (1)	Salary ($)			Bonus ($)	Stock Awards (2) ($)		Option Awards (3) ($)			Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (4) ($)		Total ($)

Ronald Lane Chairman of the Board and Former Chief Executive Officer(5)	2008 2007 2006	$ $ $	326,752 400,000 353,846	(6) (7)	— — —	$245,556 — —			— — —		— — —	— — —		$9,855 11,000 —	$ $ $	582,163 411,000 353,846

Jyotindra Gange Chairman of the Principal Executive Officer(8)	2008 2007 2006		— — —		— — —	— — —			— — —		— — —	— — —		— — —		— — —

Mahendra Desai Chief Financial Officer(9)	2008 2007 2006		$10,834 — —		— — —	— — —			— — —		— — —	— — —		— — —		$10,834 — —

Steven Getraer Former Chief Financial Officer(10)	2008 2007 2006	$ $	249,712 250,000 —	(11)	— — —	— — —		$ $	204,697 552,215 —		— — —	— — —		$3,527 — —	$ $ $	457,936 802,215 —

David Coffin-Beach Former President(12)	2008 2007	$ $	30,417 161,600		— —	$87,500 —	(13)	$ $	39,022 1,788,230	(13)	— —	— —	$ $	828 4,400	$ $	157,767 1,952,230

John Copanos VP Business Development of Kirk Pharmaceuticals LLC	2008 2007 2006	$ $ $	225,000 225,000 112,115	$	— 25,000 —	— — —	— — —	— — —	— — —	$ $	7,932 3,900 —	$ $ $	232,932 253,900 112,115

Joe Esposito Director of Technical Operations	2008 2007 2006	$ $ $	122,500 117,000 43,076		— — —	$68,000 — —	— — —	— — —	— — —	$	— 2,700 —	$ $ $	190,500 119,700 43,076

Aldo Rodriguez Controller	2008 2007 2006	$ $ $	120,000 114,000 8,426		— — —	— — —	— — —	— — —	— — —		— — —	$ $ $	120,000 114,000 8,426

(1)	The information is provided for each fiscal year which begins on November 1 and ends on October 31.

(2)

The amounts reflect the compensation expense in accordance with FAS 123(R) of these stock awards. The assumptions used to determine the fair value of the option awards for the fiscal year ended October 31, 2008 is set forth in note 15 of our financial statements for the year ended October 31, 2008.

(3)

The amounts reflect the compensation expense in accordance with FAS 123(R) of these option awards. The assumptions used to determine the fair value of the option awards for the fiscal year ended October 31, 2008 is set forth in note 15 of our financial statements for the year ended October 31, 2008. Our Named Executive Officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(4)	Represents amounts paid for health insurance premium.

(5)	Dr. Lane resigned as Chief Executive Officer on July 3, 2008 although he continued to serve as Chairman of the Board.

(6)

Does not include accumulated deferred compensation of $241,196 which amount excludes $100,000 of accumulated deferred compensation that previously converted into 200 shares of Series C Preferred Stock and warrants to acquire 100,000 shares of our common stock.

(7)	Does not include accumulated deferred compensation of $267,948.

(8)	Mr. Gange has been acting as interim Principal Executive Officer since July 3, 2008.

(9)	Mr. Desai was appointed Chief Financial Officer on October 6, 2008.

(10)

Mr. Getraer was appointed Chief Financial Officer on July 10, 2007. Prior to that from September 2006 until July 2007 he served as Chief Executive Officer of Kirk and President of ANDAPharm. Mr. Getraer was terminated as our Chief Financial Officer effective November 6, 2008.

(11)	$90,000 represents amount paid as an employee and $160,000 represents amount paid as a consultant.

(12)	Mr. Coffin-Beach was appointed Chief Operating Officer on April 18, 2007 and resigned from this position on February 11, 2008.

(13)

Represents grant made to Mr. Coffin-Beach upon his resignation as our President. At the date of Mr. Coffin-Beach’s resignation, none of the options to acquire up to 1,500,000 shares of our common stock previously granted to him vested.

Grants of Plan-Based Awards

          The following table sets forth information regarding grants of plan based awards to the Named Executive Officers during the fiscal year ended October 31, 2008.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)

Ronald H. Lane	5/9/08	—	—	—	—	1,000,000	(2)	—	—		—		—	$245,556
Joe Esposito	6/13/08			—	—	—		—	100,000		—		—	$68,000
David Coffin-Beach	2/11/08	—	—	—	—	—		—	125,000	(3)	125,000	(3)	$1.00	$126,522

(1)

The amounts reflect the compensation expense in accordance with FAS 123(R) of these option awards. The assumptions used to determine the fair value of the option awards for the fiscal year ended October 31, 2008 are set forth in note 15 of our financial statements for the year ended October 31, 2008. Our Named Executive Officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(2)	Represents restrictive stock grant award that vests one third on May 9, 2008, May 9, 2009 and May 9, 2010.

(3)

Represents grant made to Mr. Coffin-Beach upon his resignation as our President. At the date of Mr. Coffin-Beach’s resignation, none of the options to acquire up to 1,500,000 shares of our common stock previously granted to him vested.

Outstanding Equity Awards at Fiscal Year-End

          The following table sets forth information concerning stock options and stock awards held by the Named Executive Officers as of October 31, 2008.

	Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)	Market Value of Shares or Units of Stock Held That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ronald H. Lane	—		—	—	—	—	—	—	666,667	(1)	$233,333
David Coffin- Beach	125,000	(2)	—	—	$1.00	02/11/13	—	—	—		—
Steven Getraer	200,000	(2)	—	—	$0.75	7/10/13	—	—	—		—

(1)	Represents restricted stock award grant that vests one half on May 9, 2009 and one half on May 9, 2010.

(2)	Represents shares of common stock underlying fully-vested warrants.

Option Exercises and Stock Vested

          The following table sets forth information concerning options exercised and stock awards vested held by the Named Executive Officers during fiscal year ended October 31, 2008.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ronald H. Lane	—	—	333,333(1)	$173,333

(1)	Represents restricted stock award grant that vested upon grant on May 9, 2008.

Pension Benefits

          We do not provide pension benefits to the Named Executive Officers.

Nonqualified Deferred Compensation

          We do not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change of Control

          Please see the discussion under “Compensation Discussion and Analysis – Agreements with Named Executive Officers.”

Director Compensation

          The following table sets forth director compensation for the year ended October 31, 2008.

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Ronald H. Lane (3)	—	—	—	—	—	—	—
Jyotindra Gange(3)	—	—	—	—	—	—	—
Vinay Sapte	—	—	—	—	—	—	—
Maneesh Sapte	—	—	—	—	—	—	—
Harcharan Singh(4)	—	$491,111	—	—	—	—	$491,111
William McCormick(5)	—	$65,000	$78,382	—	—	—	$143,382
Richard Feldheim(5)	—	$65,000	$78,382	—	—	—	$143,382

(1)

The amounts reflect the compensation expense in accordance with FAS 123(R) of these stock awards. The assumptions used to determine the fair value of the option awards for the fiscal year ended October 31, 2008 is set forth in note 15 of our financial statements for the year ended October 31, 2008.

(2)

The amounts reflect the compensation expense in accordance with FAS 123(R) of these option awards. The assumptions used to determine the fair value of the option awards for the fiscal year ended October 31, 2008 is set forth in note 15 of our financial statements for the year ended October 31, 2008. The named persons will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(3)	Please refer to the summary compensation table for executive compensation with respect to the named individual.

(4)	At the time of the grant of the referenced stock award, Mr. Singh was not a member of our Board of Directors.

(5)	The named person resigned from our Board on April 29, 2008.

Compensation Committee Interlocks and Insider Participation

          During the fiscal year ended October 31, 2008, Messrs Feldheim and McCormick served on our compensation committee until their resignation from the Board on April 29, 2008. Except as set forth below, no member of our compensation committee has ever been an officer or employee of ours. During the fiscal year ended October 31, 2008, none of our executive officers served on the Board of Directors or on the compensation committee of any other entity, any officers of which served either on our Board or on our compensation committee.

          From July 1992 until October 1996 Mr. Feldheim served as a Director, Secretary and Chief Financial Officer of LipoGenics, Inc., a now non-operating subsidiary of ours.

Compensation Committee Report

          Our Board does not have a compensation committee. Our Board reviewed and discussed with management the Compensation Discussion and Analysis set forth above for the 2008 fiscal year. As a result of this review and discussion, the Board approved the Compensation Discussion and Analysis for inclusion in this annual report.

Ronald H. Lane (Chairman)
Vinay Sapte
Jyotindra Gange
Maneesh Sapte
Harcharan Singh

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2008 by (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our Named Executive Officers, and (iii) all our directors and executive officers as a group. On such date, we had 29,827,357 shares of our common stock outstanding, after giving effect to 4,000,000 shares of our common stock that we are obligated to issue.

          As used in the table below and elsewhere in this prospectus, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following December 31, 2008.

          Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise noted, the address of the persons named in the table above is c/o Synovics Pharmaceuticals Inc., 5360 Northwest 35th Avenue, Ft. Lauderdale, Florida 33309.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Class Beneficially Owned
Ronald H. Lane, Ph.D.(1)(3)	5,239,668	(4)	17.4%

Jyotindra Gange(1)(2)	0		0%

Vinay R. Sapte(1)	31,644,700	(5)	57.3%

Maneesh Sapte(1)	31,644,700	(5)	57.3%

Harcharan Singh(1)	15,401,858	(6)	37.8%

Mahendra Desai(2)	0		0%

David Coffin-Beach(3)	250,000	(7)	*

Steven Getraer(3)	200,000	(8)	*

Joe Esposito	100,000		*

Aldo Rodriguez	0		0%

John Copanos	2,100,000	(8)	6.6%

Maneesh Pharmaceuticals Ltd. 23-24 Kalpatru Court C.G. Road, Chembour Mumbai 7 400 074 India	31,644,700	(5)	57.3%

2133820 Ontario Inc. 265 Rimrock Road, Suite 1, North York, Ontario, M3J 3C6, Canada	10,276,858	(9)	25.8%

Lionheart Investments Ltd. Heston Business Court 19 Camp Rd London SW19 4UW United Kingdom	9,298,300	(10)(13)	24%

NalinKant Amratlal Rathod JL. Teregong Kecil A/1 Pondok Indah Jakarta, Indonesia	2,698,018	(11)	9%

Executive Officers and Directors as a Group (six persons)	52,286,226	(12)	78.6%

*	Denotes less than a 1% interest

(1)	Indicates director.

(2)	Indicates officer.

(3)	Indicates former officer

(4)

Represents (i) 3,403,638 shares of common stock held of record by R.H. Lane Limited Partnership of which Dr. Lane is a general partner. He shares voting power over these shares with Richard M. Feldheim, a general partner, (ii) 1,000,000 shares of common stock sold by Dr. Lane in 2006 on a three year note at $3.00 per share, wherein Lane continues to have beneficial ownership and voting rights until the note is repaid or stock returned and note cancelled, (iii) 100,000 shares of common stock issuable upon exercise of warrants issued in the Series C Offering, (iv) 200,000 shares of common stock issuable upon conversion of Series C Preferred Stock, and (v) 1,000,000 shares of restricted stock that we have authorized to be issued to Dr. Lane (but which have not been issued as of the date hereof). Dr. Lane disclaims beneficial ownership of 60,000 shares of common stock held by such partnership for the benefit of other partners and 180,000 shares of common stock held by the partnership for the benefit of his wife.

(5)

Represents (i) 1,700,000 shares of common stock owned by Svizera Holdings BV (“Svizera”), a wholly-owned subsidiary of Maneesh, (ii) 4,000,000 shares of common stock issued to Maneesh for the replacement of the Nostrum Guarantee, (iii) 9,071,700 shares of common stock issuable upon exercise of warrants issued to Svizera in the Series C Offering, and (iv) 16,373,000 shares of common stock issuable upon conversion of Series C Preferred Stock issued to Svizera in the Series C Offering. Maneesh and Messrs. Vinay and Maneesh Sapte share the power to vote or to direct the vote or to dispose or direct the disposition of the 31,644,700 shares of common stock because Messrs. Vinay and Maneesh Sapte, as the directors authorized to act on behalf of Maneesh and Svizera, respectively, with respect to the 31,644,700, and 27,644,700 shares of common stock, respectively, may act on behalf of Maneesh and Svizera to vote or to direct the vote or to dispose or direct the disposition of the 4,000,000 shares and 27,644,700 shares of common stock titled in the name of Maneesh and Svizera, respectively. Neither Maneesh, Vinay or Maneesh Sapte hold sole power to vote or to direct the vote or to dispose or direct the disposition of any of the 31,144,700 shares of common stock. The aforesaid is based partially on information provided in Schedule 13D/A filed with the Commission on May 7, 2008, as subsequently amended on May 19, 2008, August 28, 2008 and September 24, 2008.

(6)

Represents (i) 2,330,458 shares of common stock owned by Mr. Singh, (ii) 2,125,000 shares of common stock that we have authorized to be issued to Mr. Singh (but which have not been issued as of the date hereo), (iii) 1,000,000 shares of common stock issuable upon exercise of warrants issued to Mr. Singh, (iv) 4,290,400 shares of common stock issuable upon exercise of warrants issued to 2133820 Ontario Inc. (“Ontario”) in the Series C Offering, (v) 5,656,000 shares of common stock issuable upon conversion of Series C Preferred Stock issued to Ontario in the Series C Offering. Mrs. Prembala Singh, Mr. Singh’s wife, is the sole director, officer and shareholder of Ontario. Mr. Singh disclaims beneficial ownership of the securities beneficially owned by Mrs. Singh and Ontario.

(7)

Represents (i) 125,000 shares of common stock that we have agreed to issue (but which have not been issued as of the date hereof) to Mr. Coffin-Beach, and (ii) 125,000 shares of common stock issuable upon exercise of warrants which we have agreed to issue to Mr. Coffin-Beach (but which have not been issued as of the date hereof).

(8)	Represents shares of common stock issuable upon exercise of a warrant exercisable within 60 days following January 23, 2009.

(9)

Represents (i) 330,458 shares of common stock owned by Ontario, (ii) 4,290,400 shares of common stock issuable upon exercise of warrants issued to Ontario Inc. in the Series C Offering, and (iii) 5,656,000 shares of common stock issuable upon conversion of Series C Preferred Stock issued to Ontario in the Series C Offering. Mrs. Prembala Singh is the sole director, officer and shareholder of Ontario. Mrs. Singh is the wife of Mr. Harcharan Singh. Mr. Singh disclaims beneficial ownership of the securities beneficially owned by Mrs. Singh and Ontario.

(10)

Includes 4,191,300 shares of common stock issuable upon exercise of warrants and 4,657,000 shares of common stock issuable upon conversion of Series C Preferred Stock issued in the Series C Offering. Photon Gobal Limited is the beneficial owner of the referenced shares.

(11)

Includes 212,806 shares of common stock beneficially owned by Mr. Rathod, which includes 116,156 shares of common stock that were purportedly transferred to Mr. Rathod in 2006 by Bali Holdings Limited (but for which Mr. Rathod has yet to receive share certificates from the Company’s transfer agent) and 96,650 shares of common stock that are held for the benefit of Mr. Rathod by Merrill Lynch. The above referenced shares of common stock also include 1,720,926 shares of common stock beneficially owned by Asia Pacific Investment Holdings Limited (“Asia Pacific”), of which Mr. Rathod is the owner and sole director, and 250,000 shares of common stock acquirable by Asia Pacific under the terms of a Common Stock Purchase Warrant, dated as of April 17, 2006. These shares of common stock beneficially owned by Asia Pacific include (i) 216,018 shares of common stock that are held for the benefit of Asia Pacific by Royal Bank of Canada, (ii) 60,875 shares of common stock that are held for the benefit of Asia Pacific by Great Asian Holdings Limited, and (iii) 94,533 shares of common stock that are held by James M. Belcher, since Asia Pacific may be deemed to have shared voting power over those shares as a consequence of Mr. Belcher’s inclusion on Asia Pacific’s slate of nominees. The above referenced shares of common stock also include 14,286 shares of common stock beneficially owned by Technology Resources & Investments Limited (“Technology Resources”), of which Mr. Rathod is the owner and sole director. Mr. Rathod shares the power to vote or to direct the vote or to dispose or direct the disposition of the 1,735,212 shares of common stock held in the aggregate (including 250,000 shares of common stock acquirable by Asia Pacific under the terms of a Common Stock Purchase Warrant, dated as of April 17, 2006) by Asia Pacific and Technology Resources because Mr. Rathod, as the 100% owner, controls each of those entities and, in his capacity as sole director, may act on behalf of each of those entities to vote or to direct the vote or to dispose or direct the disposition of the 1,735,212 shares of common stock they collectively hold (including 250,000 shares of common stock acquirable by Asia Pacific under the terms of a Common Stock Purchase Warrant, dated as of April 17, 2006). In the course of his business, Mr. Rathod also provides investment advice and consulting services to certain business associates who to his knowledge hold, collectively, approximately 310,000 shares of common stock (including certain shares of common stock held by Macro Power Ltd that are reflected as beneficially owned by Mr. Rathod in recent filings by the Company). Mr. Rathod disclaims beneficial ownership of those shares of common stock. The foregoing information is based upon a Schedule 13D/A filed with the Commission on July 3, 2007.

(12)

Includes (i) 3,000,000 shares of restricted stock that we have authorized to be issued (but have not been issued as of the date hereof), (ii) 14,462,100 shares of common stock issuable upon exercise of warrants of which 13,462,100 shares of common stock are issuable upon exercise of warrants issued in the Series C Offering, (iii) 22,229,000 shares of common stock issuable upon conversion of Series C Preferred Stock issued in the Series C Offering.

(13)

Notwithstanding the inclusion of the warrants and shares of Series C Preferred Stock beneficially owned by the referenced investor in the beneficial ownership calculation, the referenced investor and the Company agreed that the holder of the warrants and Series C Preferred Stock shall not have the right to exercise any portion of such securities and that we shall not affect any exercise or conversion thereof to the extent that after giving effect to such issuance after exercise such holder of the warrants together with his, her or its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such issuance. Such 4.99% limitation may be waived by the holder upon not less than 61 days prior notice to change such limitation to 9.99% of the number of shares of common stock outstanding immediately after giving effect to such issuance.

Securities Authorized for Issuance under Equity Compensation Plans

          We do not currently have any equity compensation plans. We are planning to adopt such a plan in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          All related person transactions are reviewed and, as appropriate, may be approved or ratified by our Board of Directors. If a director is involved in the transaction, he or she may not participate in any review, approval or ratification of such transaction. Related person transactions are approved our Board of Directors only if, based on all of the facts and circumstances, they are in, or not inconsistent with, our best interests and our stockholders, as the Board of Directors determines in good faith. The Board of Directors takes into account, among other factors it deems appropriate, whether the transaction is on terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The Board of Directors may also impose such conditions as it deems necessary and appropriate on us or the related person in connection with the transaction.

          In the case of a transaction presented to the Board of Directors for ratification, the Board of Directors may ratify the transaction or determine whether rescission of the transaction is appropriate.

Copanos Note Amendment

          As previously reported we entered into a promissory note in the principal amount of $3,000,000 with John Copanos (the “Copanos Note”) as partial consideration for the acquisition by us of Kirk and ANDAPharm. Subsequently, on December 13, 2006 and on May 21, 2007, the

Copanos Note was amended. John Copanos currently serves as VP of Business Development and was a founder of Kirk.

          On November 30, 2007, we entered into a further agreement amending the Copanos Note, as amended, according to which the interest rate on the outstanding principal of $2,000,000 and accrued and unpaid interest of $258,041.51 was increased to 12% per annum retroactively to October 3, 2007 and the payment schedule for the payment of such principal and accrued and unpaid interest was adjusted. In connection with the agreement, the parties executed mutual releases and we consented, in the case of default, to John Copanos obtaining a final judgment without necessity of a further hearing.

          On March 19, 2008, we entered into an agreement amending the Copanos Note, as amended, according to which the interest rate on the outstanding principal of $2,000,000 and accrued and unpaid interest was increased to 15% per annum retroactively from January 15, 2008 and the payment schedule for the payment of such principal and accrued and unpaid interest was further adjusted. From May 2, 2008, to August 31, 2008 the Copanos Note bore interest at 18% per annum and increased further to 24% per annum from September 1, 2008. In addition, Copanos was given the right to convert up to $500,000 of the principal amount due to him into our Series C Preferred Stock, at the same price that Series C Preferred Stock is sold to other investors. In connection with the agreement, the parties consented, in the case of default, to Mr. Copanos obtaining a final judgment without necessity of a further hearing.

          In addition, on March 19, 2008, we issued to Mr. Copanos a seven year warrant to acquire 2,100,000 shares of our common stock exercisable at $1.00 per share (the “Copanos Warrant”) in connection with the renegotiation of the repayment terms of the Copanos Note. Of the shares issuable upon exercise of the warrant, 1,400,000 were immediately exercisable and the remaining 700,000 are exercisable if Mr. Copanos is employed by us or our subsidiary on March 19, 2009 except that if Dr. Lane is removed or resigns from our Board of Directors, then such 700,000 shares shall become immediately exercisable. As a result of the Series C Preferred Stock Offering, the exercise price of the Copanos Warrant automatically reduced to $0.75. In addition, we agreed to include the shares issuable upon exercise of the Copanos Warrant in our next registration statement subject to reasonable cutbacks as may be required by the investor or investor group whose shares are also being registered.

          The foregoing description is a summary and is qualified in its entirety by the agreements, which are attached as an exhibit hereto and incorporated by reference herein.

Resignation of David Coffin-Beach

          On February 11, 2008, David Coffin-Beach resigned as our President and Chief Operating Officer. No options granted under Mr. Coffin-Beach’s employment agreement vested and by separate agreement Mr. Coffin-Beach was retained as a consultant and granted (i) a five year option to acquire 125,000 shares of our common stock at an exercise price of $1.00 per share, and (ii) 125,000 shares of our common stock.

2008 Bridge Notes

          On April 3, 2008, the Company and Kirk completed an initial closing of a bridge round of debt financing (the “2008 Bridge Note Offering”), whereby Kirk issued convertible bridge notes (the “2008 Bridge Notes”) in the principal amount of $6,592,292 to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”). Subsequently, we completed an additional closing and issued a further 2008 Bridge Note in the principal amount of $200,000 to an accredited investor.

          Of the 2008 Bridge Notes issued, notes in the principal amount of $5,227,292 were issued in exchange for (i) 2008 Bridge Notes in the principal amount equal to the unpaid principal of convertible bridge notes issued by Kirk in a bridge note offering conducted during 2007 (the “2007 Bridge Note Offering”), and (ii) 2008 Bridge Notes in the principal amount equal to (1) the unpaid principal and accrued and unpaid interest of a bridge note held by Ontario, an affiliate of Harcharan Singh, a beneficial owner of more than 10% of our outstanding common stock and member of our board, that was issued by Kirk in April 2007 (the “Singh Note”), and (2) accrued and outstanding consulting fees due to Mr. Singh. The incremental gross proceeds to us were $1,552,292.

          The lead investor in the 2008 Bridge Note Offering was Svizera which invested an aggregate of $1 million in the 2008 Bridge Note Offering. Svizera is a wholly-owned subsidiary of Maneesh which is controlled by Vinay Sapte and his brother Maneesh Sapte. As a result of this transaction and subsequent related transactions, Maneesh became our largest shareholder and three of its designees, Jyotindra Gange, Vinay Sapte and Maneesh Sapte, became members of our five-member board. In addition, Ontario invested an aggregate of $1,652,292 in the 2008 Bridge Note Offering (including $1,552,292 of unpaid principal and accrued and unpaid interest of a promissory note issued by Kirk which “rolled over” into the 2008 Bridge Note Offering plus accrued and unpaid consulting fees).

          The 2008 Bridge Notes bore interest at 6% per annum increasing to 18% in the case of an event of default and mature on June 30, 2008, unless earlier converted. Upon the closing of a qualified equity financing (as defined therein), the 2008 Bridge Notes were convertible at the option of the holder into our Series C Preferred Stock and warrants to acquire shares of common stock to be issued in a qualified equity financing at a premium of 10% of the unpaid principal and interest of the 2008 Bridge Notes. In addition, upon closing of the qualified equity financing, holders of the 2008 Bridge Notes were entitled to receive bridge warrants to acquire our common stock at an exercise price and upon other terms identical to the warrants to be issued in the qualified equity financing. The number of shares of common stock into which the bridge warrants were exercisable ranged from 40% to 50% of the number of shares of common stock issuable to holders upon conversion of the Series C Preferred Stock receivable upon conversion of the 2008 Bridge Notes, with the range depending on the timing of the initial closing of the qualified equity financing.

          In connection with the 2008 Bridge Note Offering, we issued an aggregate of 1,358,458 shares of its common stock to holders of the 2008 Bridge Notes including 200,000 and 330,458 shares to Svizera and Ontario, respectively.

          To secure Kirk’s obligations under the 2008 Bridge Notes, we issued 1,000,000 shares of Series B Convertible Preferred Stock to Axiom Capital Management, Inc. (“Axiom”), the placement agent of the 2008 Bridge Note Offering, acting as collateral agent of holders of the 2008 Bridge Notes. The shares of Series B Convertible Preferred voted together with the shares of common stock and other preferred stock entitled to vote on an as-converted basis. In the event of default under the 2008 Bridge Notes, the Series B Convertible Preferred Stock were convertible into our common stock on a 1:15 basis for the purpose of utilizing the proceeds thereof to satisfy the obligations under the 2008 Bridge Notes. In an event of default, we were obligated to file a registration statement under the Securities Act covering the resale of shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock. If we did not file a registration statement within 15 days following an event of default, the 2008 Bridge Notes would be deemed to increase in principal amount by 1% every month up to 10% in the aggregate. The 1,000,000 shares of Series B Convertible Preferred Stock have subsequently been redeemed by us for a redemption price of $1,000.

          The 2008 Bridge Notes were also secured by a pledge by an affiliate of Dr. Lane, our Chairman of the Board and former Chief Executive Officer, of 2,000,000 shares of common stock. As an inducement to the pledge by Dr. Lane’s affiliate, we agreed to issue to Dr. Lane’s affiliate one share of our common stock for every pledged share of common stock sold in an event of default under the 2008 Bridge Notes.

          The foregoing description is a summary and is qualified in its entirety by the transaction documents attached as an exhibit hereto and incorporated by reference herein.

Series C Preferred Stock Offering

          On May 9, 2008, we completed an initial closing of a Series C Preferred Stock offering (the “Series C Offering”) whereby we sold an aggregate of 23,978 shares of our newly created Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”) together with detachable warrants to acquire an aggregate of 16,700,200 shares of our common stock to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”). We subsequently completed a series of additional closings and sold in the aggregate an additional 4,160 shares of Series C Preferred Stock and additional warrants to acquire an aggregate of 2,080,000 shares of our common stock.

          Pursuant to the Amended and Restated Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock (the “Certificate of Designation”) the shares of Series C Preferred Stock are convertible, both at the option of the holder and the Company according to the terms of the Certificate of Designation, at the initial rate of 1,000 shares of common stock for each share of Series C Preferred Stock (based on a stated value of $500 per share and an initial conversion price of $0.50) subject to adjustment for, among other things, stock splits, stock dividends, distributions, reclassifications and sales below the conversion price. The Series C Preferred Stock votes on an as-converted basis together with our shares of common stock and any class of preferred stock entitled to vote with our common stock at any annual or special meeting of ours. Holders of Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 6% of the stated value per annum on each outstanding share of Series C Preferred Stock accruing from May 9, 2008 until the earlier of May 9, 2011 or the conversion thereof into shares of common stock, payable quarterly on March 31, June 30, September 30 and December 31, with the first payment due June 30, 2008, and payable in cash or shares of Series C Preferred Stock in accordance with the terms of the Certificate of Designation. Holders of Series C Preferred Stock are also entitled to participate on a pro-rata basis in any dividends paid on the Registrant’s common stock on an as-converted basis. The Certificate of Designation further provides that each share of Series C Preferred Stock will also be entitled to a preference equal to 125% of the sum of the stated value plus accrued but unpaid cash dividends upon the merger, acquisition, sale of voting control or sale of all or substantially all of our assets, upon our liquidation, dissolution or winding-up or upon an event of bankruptcy. On May 9, 2011, the shares of Series C Preferred Stock are subject to redemption at our option at a redemption price of the stated value plus accrued but unpaid dividends on the shares of Series C Preferred Stock.

          The Warrants are exercisable for a period of five years from the date of grant at an initial exercise price of $0.75 per share, subject to adjustment for, among other things, stock splits, stock dividends, distributions, reclassifications and sales below the exercise price.

          Of the Series C Preferred Stock and Warrants sold, 2008 Bridge Notes in the principal amount of $5,202,292 plus accrued interest thereon, which were issued by Kirk in the 2008 Bridge Note Offering, were exchanged at a premium of 10% into (i) an aggregate of 11,778 shares of Series C Preferred Stock and Warrants to acquire an aggregate of 5,889,000 shares of common stock, and (ii) bridge Warrants to acquire an aggregate of 4,711,200 shares of common stock (equal to 40% of the number of shares of common stock issuable upon conversion of the Series C Preferred Stock received upon conversion of the 2008 Bridge Notes). In addition, Dr. Lane converted $100,000 of deferred compensation due under his employment agreement for an investment of like amount in the Series C Offering resulting in the issuance to him of 200 shares of Series C Preferred Stock and Warrants to acquire 100,000 shares of common stock.

          Pursuant to a registration rights agreement entered into with purchasers of the Series C Preferred Stock, we agreed to use our best efforts to file, within 45 days of the final closing of the Series C Offering, with the Securities and Exchange Commission a registration statement (the “Mandatory Registration Statement”) covering the registration of (i) securities issuable upon exercise of the Warrants and placement agent warrants, (ii) securities issued by way of liquidated damages under the registration rights agreement, (iii) up to 1,000,000 shares of common stock owned by Maneesh prior to May 8, 2008, (iv) 1,000,000 shares of common stock beneficially owned by Mr. Singh as of May 8, 2008, and (v) 1,000,000 shares of common stock beneficially owned by Dr. Lane as of May 8, 2008 (collectively the “Registrable Securities”). The registration rights agreement provided that if the Mandatory Registration Statement has not been filed within 45 days of final closing of the Series C Offering or declared effective within 195 days following final closing, we agreed to pay to the purchasers liquidated damages, payable in cash or Series C Preferred Stock, of 1% of the purchase price paid by the purchaser in the Series C Offering for each month until the registration statement is declared effective, with the total of the foregoing capped at 10%. If the Mandatory Registration Statement has not been declared effective and we receive a request between October 6, 2008 and May 9, 2010 from purchasers who invested at least $500,000 in the Series C Offering that we file a registration statement, then we are obligated, subject to certain limitations, to file a registration covering the Registrable Securities requested to be registered. Further, if the Mandatory Registration Statement has not been declared effective and we file a registration statement for our own account or the account of others then we shall, subject to customary cutbacks and restrictions, include in such registration statement the Registrable Securities of the purchasers of the Series C Preferred Stock that request to be included. We have timely filed a Mandatory Registration Statement which is currently pending.

          Pursuant to a letter agreement entered into with our placement agent, Axiom, as subsequently amended, Axiom is entitled to a cash fee of $255,000 plus expenses of $34,509 for services rendered in our 2007 Bridge Note Offering, 2008 Bridge Note Offering and the Series C Offering. In addition, we are negotiating the number of number of warrants to which Axiom is entitled to in connection with the aforesaid financings.

          The incremental gross proceeds to us from the Series C Offering were $7,780,000 and, together with the 2008 Bridge Note Offering, the incremental gross proceeds to us were $9,335,000.

          With the new infusion of capital from the Series C Offering, we used the proceeds from the Series C Offering to pay down our credit facility with the Bank of India in the current principal amount of $5,650,000 (the “BOI Loan”) and retire our remaining outstanding material indebtedness. On or around May 12, 2008, we repaid an aggregate of $2,445,000 to holders of delinquent convertible promissory notes in like principal amount issued by us in a bridge note offering that initially closed in October 2005 (the “2005 Bridge Notes”). In addition, we repriced warrants to purchase an aggregate of 407,493 shares of common stock, issued to holders of the 2005 Bridge Notes, to $0.75 per share and extended the term of such warrants by one year. We further issued an aggregate of 817 shares of Series C Preferred Stock and 1,091,813 shares of common stock in lieu of payment of accrued and unpaid interest under the 2005 Bridge Notes. In consideration of the aforesaid, we obtained a full release from such holders of the 2005 Bridge Notes in connection with the 2005 Bridge Notes and related transactions.

          We further used proceeds from the Series C Offering to retire additional indebtedness including, without limitation, indebtedness under the 2008 Bridge Notes in the principal amount of $1,590,000 (that did not convert into the Series C Offering), $1,500,000 of indebtedness under a promissory note held by John Copanos, the VP of Business Development of Kirk and founder of Kirk and $725,893 of indebtedness under a remaining 2005 Bridge Note held by a holder that commenced a lawsuit against us.

          In connection with the Series C Offering, our Board authorized the following issuances: (i) 2,000,000 shares of restricted common stock to Mr. Singh, vesting over twenty four months, with one-third vesting on each of May 9, 2008, May 9, 2009 and May 9, 2010; (ii) 1,000,000 shares of restricted common stock to Dr. Lane, vesting over twenty-four months, with one-third vesting on each of May 9, 2008, May 9, 2009 and May 9, 2010; and (iii) 125,000 shares of common stock and five-year warrants to acquire 250,000 shares of common stock at an initial exercise price of $0.75 per share to our former directors, William McCormick and Richard Feldheim, who resigned on April 29, 2008. Further, in addition to the repricing of the

2005 Bridge Note warrants, our Board authorized the repricing of additional warrants to acquire an aggregate of 875,263 shares of common stock to $0.75 per share. We also agreed to reprice warrants to acquire 1,000,000 shares of common stock held by Harcharan Singh that were issued to him in April, 2007 to $0.75.

          The lead investor in the Series C Offering was Svizera, which invested an aggregate of $8,086,000 in the Series C Offering (including the “roll-over” of a 2008 Bridge Note in the principal amount of $1 million and the exchange of $300,000 expense reimbursement due to Svizera) from its working capital, purchased an aggregate of 16,373 shares of Series C Preferred Stock and warrants exercisable for an aggregate of 9,071,700 shares of our common stock. As stated previously, Svizera is a wholly-owned subsidiary of Maneesh, which is controlled by Vinay Sapte and his brother Maneesh Sapte. Vinay Sapte who was appointed to our Board on April 29, 2008, and Maneesh Sapte, together with Jyotindra Gange, both Maneesh designees, became members of our Board on May 23, 2008.

          In addition, Ontario, an affiliate of Mr. Harcharan Singh, invested an aggregate of $2,661,930 in the Series C Offering (including the “roll-over” of a 2008 Bridge Note in the principal amount of $1,652,292) from its working capital and, together with the Maneesh designees, became a member of our Board on May 23, 2008.

          Vinay Sapte, Dr. Lane and Mr. Singh and their respective affiliates were among principal parties to a Voting Agreement dated as of May 8, 2008 entered into upon the initial closing of the Series C Offering. Under the terms of the Voting Agreement, each of the parties agreed to vote all of its shares to ensure that the size of our Board will be five directors (or seven if the Board resolves to expand its size to seven). Further, each of the parties agreed to vote its shares in favor of the following designations: (i) one director designated by Dr. Lane and his affiliates (to initially be Dr. Lane), (ii) one director designated by Mr. Singh and his affiliates (to initially be Mr. Singh), (iii) three directors designated by Maneesh and its affiliates (to initially be Vinay Sapte, Maneesh Sapte and Jyotindra Gange). The Voting Agreement further provided that if the Board is expanded to seven directors, then Maneesh and its affiliates shall be entitled to one further designee and Axiom and Indigo Securities LLC (“Indigo”) shall be entitled to designate one director. If certain of the parties to the Voting Agreement cease to beneficially own at least 4% of the outstanding shares of our common stock determined immediately after giving effect to the initial closing of the Series C Offering, then the right of designation applicable to such party shall terminate and the right shall vest in the entire Board.

          Svizera and the Company have also executed a side letter agreement dated May 8, 2008 whereby we agreed, among other things, to become a party to the Voting Agreement, to “gross-up” 4,000,000 shares of common stock issued to Maneesh in consideration of the release of Nostrum Guarantee in the event that 10,661,000 shares of common stock are ultimately returned or released to Nostrum and to the subrogation of Maneesh to BOI in the event that Maneesh becomes a guarantor of the credit facility. Further, Svizera agreed that neither it nor its affiliates would engage Nostrum, Dr. Mulye or Anil Anand or any of their affiliates in connection with us except to resolve outstanding disputes between the Registrant and Dr. Mulye and his affiliates.

          To ensure that the investment by Maneesh and the related transactions were effected as contemplated, we entered into an amendment to the Rights Agreement, dated as of September 8, 2006, pursuant to which Maneesh and its affiliates as well as Dr. Lane, Mr. Singh, Axiom and Indigo and their affiliates will not be considered an “Acquiring Person” as a result of the transactions described herein.

          The foregoing description is a summary and is qualified in its entirety by the transaction documents attached as an exhibit hereto and incorporated by reference herein.

Joint Venture Agreement

          On June 6, 2008, we entered into a Joint Venture Agreement with Maneesh. Under the terms of the agreement, Maneesh agreed to provide consulting services to the Company and its subsidiaries for an initial term of one year, which term shall automatically renew for additional one year terms absent notice of non-renewal. Pursuant to the agreement, we agreed to pay Maneesh a consulting fee of $25,000 per month, commencing June 2008, plus reimbursement of reasonable and accountable expenses. The agreement further provided that Maneesh and Kirk may in the future agree to the license by Maneesh to Kirk of the non-exclusive right to manufacture and distribute pharmaceutical products proprietary to Maneesh.

          The foregoing description is a summary and is qualified in its entirety by the Joint Venture Agreement attached as an exhibit hereto and incorporated by reference herein.

Maneesh and Singh Grant

          On November 11, 2008, our Board of Directors authorized the grant of 500,000 shares of our common stock to Maneesh and 125,000 shares of our common stock to Harry Singh, both affiliates of the Company, in consideration for their deferral in payment of certain fees due to them under a joint venture agreement in the case of Maneesh and a consulting agreement in the case of Harry Singh. We have not issued these shares although we are treating them for the purposes of this Annual Report on Form 10-K as if they were issued and outstanding.

Lane Compensation

          On November 11, 2008, we agreed to compensate Dr. Lane’s services as Chairman of the Board pursuant to which he is to receive a salary of $120,000 per annum. In addition, we agreed to pay Dr. Lane severance of $400,000 as well as pay down Dr. Lane’s deferred compensation which was $214,102 at October 31, 2008 and reimburse Dr. Lane for expenses incurred by him which were $77,147 at October 31, 2008.

Steven Getraer Separation

          On January 27, 2009, we entered into a separation agreement with Mr. Getraer pursuant to which we agreed to pay Mr. Getraer severance of $175,000 less applicable withholding and deductions payable over ten months, unpaid salary of $8,154 less applicable withholdings and deductions as well as expense reimbursement of $1,658. In addition, we agreed to issue warrants to acquire 200,000 fully vested shares of our common stock at an exercise price of $0.75 per share exercisable at any time prior to July 31, 2012, it being acknowledged that Mr. Getraer holds no additional options, warrants or other rights to purchase our common stock.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Miller Ellin & Company, LLP. (“Miller Ellin”) for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended October 31, 2008 and October 31, 2007 and fees billed for other services rendered by Miller Ellin during those periods.

	2008	2007

Audit Fees(1)	$121,966	$70,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1)

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Rosen Seymour in connection with statutory and regulatory filings or engagements.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a) Documents filed as part of this Report

(1) The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report

(2) The financial statements listed in the Index are filed a part of this report.

(3) List of Exhibits

See Index to Exhibits in paragraph (c) below.

The Exhibits are filed with or incorporated by reference in this report.

(b) Financial Statement Schedules

None.

(c) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Restated Articles of Incorporation (1)

3.2	Articles of Amendment to the Articles of Incorporation (1)

3.3	Amendment to the Restated Articles of Incorporation (2)

3.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (33)

3.5	Amended and Restated Certificate of Designations, Preferences and Rights of Series C Preferred Stock (31)

3.6	Bylaws (1)

3.7	Bylaws, as amended through September 20, 2006 (3)

4.1	Form of Certificate evidencing shares of common stock (1)

10.1	Form of Rights Agreement, effective as of September 8, 2006, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent (4)

10.2	Amendment No. 1 to Technology License Agreement, by and between the Company and Nostrum Pharmaceuticals, Inc., dated June 30, 2005 (5)

10.3	Amendment No. 2 to Technology License Agreement, by and between the Company and Nostrum Pharmaceuticals, Inc., dated August 31, 2005 (5)

10.4	Amendment No. 3 to Technology License Agreement, by and between the Company and Nostrum Pharmaceuticals, Inc., dated October 3, 2005 (6)

10.5	ANDA Ownership Transfer and Product License Agreement, dated as of May 17, 2006, by and between Nostrum Pharmaceuticals, Inc. and Synovics Laboratories, Inc. (7)

10.6	Letter Agreement, by and between the Company, Nostrum Pharmaceuticals, Inc. and Enem Nostrum Remedies Pvt. Ltd, dated September 27, 2005 (8)

10.7	Placement Agency Agreement, by and between the Company and Indigo Securities LLC, dated September 27, 2005 with respect to the Bridge Financing (6)

10.8	Form of Subscription Agreement associated with the Bridge Financing (6)

10.9	Form of 9% Convertible Bridge Notes (6)

10.10	Form of Note offered in exchange for Convertible Bridge Note (4)

10.11	Form of Bridge Warrants associated with the Bridge Financing (6)

10.12	Form of Registration Rights Agreement associated with the Bridge Financing (6)

10.13	Credit Agreement, dated as of May 22, 2006, between the Registrant and Bank of India, New York Branch (9)

10.14	Promissory Note, dated May 22, 2006, by the Registrant in favor of Bank of India, in the principal amount of $10,500,000 (9)

10.15	Security Agreement, dated May 22, 2006, by the Registrant in favor of Bank of India (9)

10.16

Corporate Guaranty, dated May 22, 2006, by ANDAPharm, Inc., ANDAPharm, LLC, Bionutrics Health Products, Inc., Incon Technologies, Inc., Kirk Pharmaceuticals, LLC, Kirk Pharmaceuticals, Inc., Lipogenics, Inc., Synovics Laboratories, Inc., and Nutrition Technology Corp. in favor of Bank of India (9)

10.17	Corporate Guaranty, dated May 22, 2006 by Nostrum Pharmaceuticals, Inc. in favor of Bank of India (9)

10.18	Individual Guaranty, dated May 22, 2006, by Dr. Nirmal Mulye in favor of Bank of India (9)

10.19	Promissory Note, dated May 23, 2006, by the Registrant in favor of John S. Copanos (10)

10.20

Form of Purchase and Sale Agreement by and among the Company, Asia Pacific Investment Holdings Limited, InCon Technologies, Inc., Bali Holdings, LLC, InCon Processing, LLC, InCon International, Inc., N.P. Shaikh and John R. Palmer, dated as of October 31, 2005 (11)

10.21	Form of Consent of Noteholders to purchase (11)

10.22	ANDAPharm Purchase Agreement, dated as of July 28, 2005, between the Registrant and John S. Copanos (9)

10.23	Form of Warrant for investors in private placement that initially closed on January 26, 2007 (12)

10.24	Consulting Agreement between the Registrant and Saggi Capital Corp. dated February 1, 2007 (13)

10.25	Consulting Agreement between the Registrant and Bridge Ventures, Inc. dated February 1, 2007 (13)

10.26	Consulting Agreement between the Registrant and VCG&A, Inc. effective as of February 1, 2007 (14)

10.27	Employment Agreement dated as of April 18, 2007 between the Registrant and David Coffin-Beach (15)

10.28	Consulting Agreement dated April 20, 2007 between the Registrant and Harcharan Singh (16)

10.29	Promissory Note dated April 20, 2007 of Kirk Pharmaceuticals, LLC issued to 2138820 Ontario, Inc.(16)

10.30	License and Supply Agreement between the Registrant and Fluid Air, Inc. (17)

10.31	Employment Agreement dated as of January 30, 2007 between the Registrant and Ronald H. Lane, Ph.D. (18)

10.32	Employment Agreement dated July 10, 2007 between the Registrant and Steven Getraer (19)

10.33	Form of Convertible Bridge Note for 2007 convertible bridge note financing (20)

10.34	Settlement Agreement dated July 31, 2007 (21)

10.35	Promissory Note Dated August 31, 2007 in the principal amount of $1,500,000 issued by Kirk Pharmaceuticals, LLC in favor of CB Distributors, Inc. (22)

10.36	Purchase Agreement, dated as of August 31, 2007 between Kirk Pharmaceuticals, Inc. and CB Distributors, Inc. (22)

10.37	Agreement between Registrant and John Copanos dated as of November 30, 2007 (23)

10.38	Letter agreement between the Registrant and Axiom Capital Management, Inc. dated June 5, 2007 (24)

10.39	Form of Agreement between John Copanos and the Registrant (25)

10.40	Form of Warrant issued to John Copanos (25)

10.41	Second Supply Agreement dated as of February 1, 2008 between Breckenridge Pharmaceutical, Inc. and ANDApharm LLC (25)(26)

10.42	Side Letter dated April 3, 2008 among the Registrant and Svizera Holdings BV, as amended on April 24, 2008 (27)

10.43	Amendment dated April 24, 2008 to Side Letter (27)

10.44	Form of Convertible Bridge Note (28)

10.45	Side Letter dated April 3, 2008 among the Registrant, Kirk and Holders of the Convertible Promissory Note (28)

10.46	Joint Venture Agreement dated as of June 6, 2008 by and between the Registrant and Maneesh Pharmaceuticals, Ltd. (29)

10.47	Complaint filed June 27, 2008 in the United States District Court for the Southern District of New York (30)

10.48	Voting Agreement dated as of May 8, 2008 (31)

10.49	Amendment No. 1 to Rights Agreement dated as of May 9, 2008 between the Registrant and Continental Transfer Company (31)

10.50	Form of Subscription Agreement in Series C Offering (32)

10.51	Form of Registration Rights Agreement in Series C Offering (32)

10.52	Form of Warrant in Series C Offering (32)

10.53	Side Letter dated May 8, 2008 between Synovics Pharmaceuticals Inc. and Svizera Holdings BV

21.1	Subsidiaries of the Company*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

— See Item 13 of the Company’s Report on Form 10-K for the year ended October 31, 2005 for a list of other material agreements executed prior to October 1, 2005.

(1)	Incorporated by reference to Registrant’s Form 10 filed with the Commission on or about January 21, 1997.

(2)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on February 13, 2007.

(3)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on September 21, 2006.

(4)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on September 14, 2006.

(5)	Incorporated by reference to Registrant’s Form 10-K filed with the Commission on January 30, 2006.

(6)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on October 7, 2005, as amended on October 11, 2005.

(7)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on May 19, 2006.

(8)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on October 3, 2005.

(9)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on May 26, 2006.

(10)	Incorporated by reference to Registrant’s Form 8-K/A (amendment to 8-K filed on May 26, 2006) filed May 31, 2006

(11)	Incorporated by reference to Registrant’s Form 10-Q filed with the Commission on March 16, 2006

(12)	Incorporated by reference to Registrant’s Form 8-K/A filed February 2, 2007

(13)	Incorporated by reference to Registrant’s Form 8-K filed February 6, 2007

(14)	Incorporated by reference to Registrant’s Form 8-K filed February 8, 2007

(15)	Incorporated by reference to Registrant’s Form 8-K filed April 24, 2007

(16)	Incorporated by reference to Registrant’s Form 8-K filed April 26, 2007

(17)	Incorporated by reference to Registrant’s Form 8-K filed May 7, 2007

(18)	Incorporated by reference to Registrant’s Form 8-K filed May 17, 2007

(19)	Incorporated by reference to Registrant’s Form 8-K filed July 11, 2007

(20)	Incorporated by reference to Registrant’s Form 8-K filed July 11, 2007

(21)	Incorporated by reference to Registrant’s Form 8-K filed August 6, 2007

(22)	Incorporated by reference to Registrant’s Form 8-K filed September 7, 2007

(23)	Incorporated by reference to Registrant’s Form 8-K filed December 6, 2007

(24)	Incorporated by reference to Registrant’s Form 10-K filed February 13, 2008

(25)	Incorporated by reference to Registrant’s Form 10-Q filed with the Commission on March 21, 2008

(26)

We have requested confidential treatment with respect to this exhibit. In the event that the Commission should deny such request in whole or in part, such exhibit or the relevant portions thereof shall be filed by amendment to the Quarterly Report on Form 10-Q filed with the Commission on March 21, 2008

(27)	Incorporated by reference to Registrant’s Form 8-K filed May 5, 2008

(28)	Incorporated by reference to Registrant’s Form 8-K/A filed May 15, 2008

(29)	Incorporated by reference to Registrant’s Form 8-K filed June 12, 2008

(30)	Incorporated by reference to Registrant’s Form 8-K filed July 3, 2008

(31)	Incorporated by reference to Registrant’s Form 10-Q filed September 15, 2008

(32)	Incorporated by reference to Registrant’s Form 8-K filed January 29, 2009.

(33)	Incorporated by reference to Registrant’s Form 8-K filed April 16, 2008.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVICS PHARMACEUTICALS INC.

Dated: February 4, 2009	By:	/s/ Jyotindra Gange

Name: Jyotindra Gange
Title: Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Title		Date

/s/ Jyotindra Gange	Principal Executive Officer,	February 4, 2009
Director
Jyotindra Gange	(Principal Executive Officer)

/s/ Mahendra Desai	Chief Financial Officer	February 4, 2009
(Principal Accounting Officer)
Mahendra Desai

/s/ Ronald H. Lane	Chairman of the Board	February 4, 2009

Ronald H. Lane

/s/ Vinay Sapte	Director	February 4, 2009

Vinay Sapte

/s/ Maneesh Sapte	Director	February 4, 2009

Maneesh Sapte

/s/ Harcharan Singh	Director	February 4, 2009

Harcharan Singh

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Synovics Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Synovics Pharmaceuticals, Inc. and Subsidiaries as of October 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended October 31, 2008, 2007, and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synovics Pharmaceuticals, Inc. and Subsidiaries as of October 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, 2007, and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $6,540,018 and has experienced significant losses and negative cash flows. These facts raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2.

/s/ Miller Ellin & Company, LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
January 29, 2009

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$65,986	$-
Trade receivables, net	3,820,465	3,328,951
Inventory	2,901,664	1,928,009
Prepaid expenses and other current assets	377,269	302,937

Total Current Assets	7,165,384	5,559,897

PROPERTY - Net of accumulated depreciation of $911,452
and $490,771, respectively	2,483,577	2,024,407

OTHER ASSETS:
Security deposits	87,548	87,548
Deferred financing fees	698,449	2,899,296
Intangible assets - net of accumulated amortization of
$1,463,877 and $612,279, respectively	463,454	1,315,051

Goodwill	11,447,698	11,447,698
Total Other Assets	12,697,149	15,749,593

TOTAL ASSETS	$22,346,110	$23,333,897

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$5,978,002	$4,716,702
Accrued interest	374,864	4,529,342
Accrued liabilities	4,054,739	2,544,825
Dividends payable	382,649	—
Notes payable - shareholders and others	500,000	3,250,000
Notes payable	40,000	8,175,000
Current portion of Capital Leases	70,291	52,297
Current portion of note payable - bank	2,100,000	1,750,000

Total current liabilities	13,500,545	25,018,166

LONG-TERM LIABILITIES:
Deferred revenue	-	847,334
Note payable bank, net of current portion	3,550,000	5,450,000
Capital lease obligation, net of current portion	294,071	122,523

Total Liabilities	17,344,616	31,438,023

STOCKHOLDERS' EQUITY (DEFICIT):
Series A preferred stock - $.001 par value - authorized, 600,000 shares;
591,850 and 591,850 issued and outstanding, respectively
(liquidation preference of $798,998)	798,998	798,998
Series C preferred stock - $.001 par value - authorized, 100,000 shares;
28,955 and 0 issued and outstanding, respectively	28,955	-
Common stock - $.001 par value - authorized, 45,000,000 shares;
27,619,015 and 19,118,133 issued and outstanding, respectively	38,280	29,838
Additional paid-in capital	84,759,876	71,537,568
Warrants	9,127,392	4,892,997
Accumulated deficit	(78,649,597)	(74,261,117)
Common Stock in Treasury	(10,952,410)	(10,952,410)
Subscription receivable	(150,000)	(150,000)
Total stockholders' equity (deficit)	5,001,494	(8,104,126)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$22,346,110	$23,333,897

See notes to the consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED OCTOBER 31,
	2008	2007	2006

REVENUES, net	$25,959,579	$23,466,311	$10,516,398

COST OF REVENUES	16,988,322	16,837,126	8,158,727

GROSS PROFIT	8,971,257	6,629,185	2,357,671

OPERATING EXPENSES
Research and development	1,177,313	1,289,833	1,200,000
Selling, general, and administrative	10,277,409	15,603,823	4,776,857
Total expenses	11,454,722	16,893,656	5,976,857

OPERATING LOSS	(2,483,465)	(10,264,471)	(3,619,186)

OTHER INCOME (EXPENSES):
Other income	-	12,503	-
Impairment loss	(660,919)	(4,006,386)	-
Loss on disposal of assets	(20,342)	(198,568)	-
Settlement registration rights liabilty	3,325,747	-	-
Interest expense, net	(4,166,852)	(6,400,962)	(3,909,716)

Total other (expenses) income	(1,522,366)	(10,593,413)	(3,909,716)

NET LOSS BEFORE PROVISION FOR
INCOME TAX	(4,005,831)	(20,857,884)	(7,528,902)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(4,005,831)	(20,857,884)	(7,528,902)
Equity in the loss of InCon Processing, LLC.	-	-	(1,042,119)

NET LOSS	$(4,005,831)	$(20,857,884)	$(8,571,021)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
FROM CONTINUING OPERATIONS	(0.17)	(1.09)	(0.29)
FROM DISCONTINUED OPERATIONS	-	-	(0.04)

NET LOSS PER SHARE	(0.17)	$(1.09)	$(0.33)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	23,547,066	19,070,573	26,044,630

See notes to the condensed consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Warrants		Paid in	Accumulated	Treasury stock		Subscription	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Number	Amount	Capital	Deficit	Shares	Amount	Receivable	Equity (Deficit)
Balances, October 31, 2005	591,850	$798,998	-	$-	22,681,775	$22,681	431,896	$511,650	$54,802,633	$(44,832,212)	-	$-	$-	$11,303,750
Issuance of common stock	-	-	-	-	3,362,902	3,363	-	-	7,499,542	-	-	-	-	7,502,905
Warrants issued	-	-	-	-	-	-	564,996	300,326	(300,326)	-	-	-	-	-
Warrants expired	-	-	-	-	-	-	(10,000)	(405)	405	-	-	-	-	-
Warrants issued in connection with convertible
bridge notes	-	-	-	-	-	-	883,526	3,328,401	(3,328,401)	-	-	-	-	-
Beneficial conversion feature of convertible bridge
notes	-	-	-	-	-	-	-	-	3,202,653	-	-	-	-	3,202,653
Options issued	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Options canceled	-	-	-	-	-	-	(6,000)	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	(8,571,021)	-	-	-	(8,571,021)
Subscription receivable on sale of warrants	-	-	-	-	-	-	-	-	-	-	-	-	(150,000)	(150,000)
Acquisition of treasury stock	-	-	-	-	-	-	-	-	-	-	59,000	(184,800)	-	(184,800)
Balances, October 31, 2006	591,850	798,998	-	-	26,044,677	26,044	1,864,418	4,139,972	61,876,506	(53,403,233)	59,000	(184,800)	(150,000)	13,103,487
Issuance of common stock	-	-	-	-	1,095,000	1,095	-	-	550,690	-	-	-	-	551,785
Stocks and warrants issued	-	-	-	-	-	-	1,712,500	324,473	1,501,114	-	-	-	-	1,825,587
Stocks and warrants issued in connection with
convertible debt	-	-	-	-	648,506	649	366,664	251,088	-	-	-	-	-	251,737
Warrants issued in connection with note
conversion	-	-	-	-			525,000	177,464	2,270,735	-	-	-	-	2,448,199
Stock and warrants issued for sevices	-	-	-	-	2,000,000	2,000	4,378,333	-	5,249,195	-	-	-	-	5,251,195
Stocks and warrants issued for interest	-	-	-	-	50,000	50	-	-	89,324	-	-	-	-	89,374
Net Loss	-	-	-	-	-	-	-	-	-	(20,857,884)	-	-	-	(20,857,884)
Acquisition of treasury stock	-	-	-	-	(10,661,000)	-	-	-	-	-	10,661,000	(10,767,610)	-	(10,767,610)
Balances, October 31, 2007	591,850	798,998	-	-	19,177,183	29,838	8,846,915	4,892,997	71,537,564	(74,261,117)	10,720,000	(10,952,410)	(150,000)	(8,104,130)
Stock for loan gaurantee	-	-	-	-	4,000,000	4,000	-	-	1,036,000	-	-	-	-	1,040,000
Warrants issued or repriced	-	-	-	-	-	-	4,180,000	1,467,925	1,548,465	-	-	-	-	3,016,390
Warrants cancelled or expired	-	-	-	-	-	-	(3,920,000)	(932,191)		-	-	-	-	(932,191)
Stocks and warrants issued in connection with
convertible debt	-	-	28,955	28,955	3,394,712	3,395	18,500,200	3,263,837	9,956,277	-	-	-	-	13,252,464
Stock and warrants issued for sevices	-	-	-	-	1,047,120	1,047	1,413,800	434,824	681,570	-	-	-	-	1,117,441
Series C Preferred dividend	-	-	-	-	-	-	-	-	-	(382,649)	-	-	-	(382,649)
Net Loss	-	-	-	-	-	-	-	-	-	(4,005,831)	-	-	-	(4,005,831)
Balances, October 31, 2008	591,850	$798,998	28,955	$28,955	27,619,015	$38,280	29,020,915	$9,127,392	$84,759,876	$(78,649,597)	10,720,000	$(10,952,410)	$(150,000)	$5,001,494)
See notes to the consolidated financial statements.

See notes to the consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED OCTOBER 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net loss	$(4,005,831)	$(20,857,884)	$(8,571,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of definite life intangible asset	660,919	3,362,837	-
Depreciation and amortization	611,360	596,634	122,911
Equity in the loss of joint venture	-	-	1,042,119
Amortization of deferred financing fees	3,165,913	1,809,716	1,230,412
Stock based compensation and financing fees	7,182,319	5,041,639	-
Stock issued for interest	-	89,473	-
Stock and warrants issued from note conversion	-	2,450,774	-
Forgiveness of interest	(3,325,000)	-	-
Expenses satisfied with issuance of common stock	-	251,088	-
Changes in operating assets and liabilities:
Accounts receivable	(491,514)	(1,168,933)	(113,335)
Inventory	(973,655)	448,471	974,229
Prepaids and other current assets	(74,332)	789,649	(386,222)
Accounts payable	1,261,300	1,490,038	(1,985,106)
Accrued interest	(829,478)	2,794,168	1,735,174
Accrued liabilities	1,527,908	626,845	866,346
Deferred Revenues	(847,334)	(133,029)	(80,932)
Net cash provided (used in) in operating activities	3,862,575	(2,408,514)	(5,165,425)

INVESTING ACTIVITIES:
Capital expenditures	(708,305)	(709,593)	(447,939)
Acquisition activities	-	-	(8,800,000)
Patent acquisitions	-	-	(1,144,812)

Net cash used in investing activities	(708,305)	(709,593)	(10,392,751)

FINANCING ACTIVITIES:
Sale of common and preferred stock	6,796,716	551,785	5,640,000
Proceeds from debt	1,300,000	6,250,000	13,600,000
Repayment of debt	(11,185,000)	(3,620,000)	(341,783)
Renegotiation of bank note	-	(2,300,000)	-
Payment of deferred financing	-	-	(840,639)
Repayment of capital leases	-	(157,115)	(234,784)

Net cash (used in) provided by financing activities	(3,088,284)	724,670	17,822,794

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	65,986	(2,393,437)	2,264,618

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	2,393,437	128,819

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,986	$-	$2,393,437

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Forgiveness of interest	(3,325,000)	-	-
Purchase of equipment through capital leases	(171,547)	-	-
Equity issued in exchange for settlement of fees	(1,645,771)	-	-
Settlement of debt through issuance of equity	(2,550,000)	-	2,088,244
	$(7,692,318)	$-	$2,088,244

See notes to the consolidated financial statements.

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION, AND NATURE OF BUSINESS

Principles of Consolidation

The consolidated financial statements include the accounts of Synovics Pharmaceuticals, Inc. (“Synovics”) and its wholly owned subsidiaries, (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Organization and Nature of Business

Synovics Pharmaceuticals, Inc. is a specialty pharmaceutical company engaged in the development, manufacturing and commercialization of generic over the counter pharmaceutical products and generic prescription drug products. Synovics Pharmaceuticals, Inc. previously called Bionutrics, Inc. was incorporated in Nevada in 1990. The Company has two primary subsidiaries, Kirk Pharmaceuticals, LLC (“Kirk”), and ANDAPharm, LLC (“ANDAPharm”). Kirk manufactures and distributes OTC products developed by or licensed to the Company. ANDAPharm serves as the product research and RX manufacturing arm of the Company with a focus on the development of active compounds for drugs.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. At October 31, 2008, and 2007 cash consisted of cash on deposit with banks and the Company had no cash equivalents.

Inventory

The Company’s inventory is stated at the lower of cost or market. Cost is determined using the first in first out method.

Property and Depreciation

Property and equipment are stated at cost. Major renewals and improvements are capitalized and replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are charged to expense when incurred. When items of property and equipment are retired or otherwise disposed of, the original cost and related accumulated depreciation to date are removed from the accounts and any gain or losses upon retirement or sale is recognized in income. The Company’s property consists of, manufacturing equipment, computer equipment leasehold improvements, and furniture and fixtures, which are depreciated for financial reporting purposes using the straight-line method over the estimated useful life of the assets.

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

Impairment of Long-Lived Tangible Assets

The Company continually evaluates the fair value of long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment of long-lived tangible assets during the years ended October 31, 2008, 2007 and 2006.

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION, AND NATURE OF BUSINESS (CONTINUED)

Revenue Recognition

The Company generally recognizes product revenue at the time of shipment to the customer. Revenues from services are recorded at the time the service is rendered and/or reimbursable expenses are incurred.

Revenues for the years ended October 31, 2008, 2007 and 2006 were derived primarily from services and product sales.

Research and Development

The cost of research and development is charged to expense as incurred.

Loan Closing Costs

In the year ended October 31, 2006, the Company incurred various expenses in connection with obtaining a line of credit bank facility to finance the Kirk and ANDAPharm acquisitions. These costs are being amortized over 36 months. Amortization expense charged to operations for the years ended October 31, 2008, 2007 and 2006, were $159,346, $159,346 and $79,867, respectively.

Intangible Assets

Goodwill and intangible assets with indefinite lives are reviewed at least annually for impairment. Management performed its review of the carrying value of the Company’s goodwill and other intangible assets and recognized impairments during the years ended October 31, 2008, 2007 and 2006 of $660,919, $4,006,386 and $0, respectively.

Share-Based Compensation

The Company accounts for share-based compensation using the fair value based method of accounting.

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

Effective November 1, 2007, the Company adopted the provisions of FASB’s Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take on a tax return in its financial statements. FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. No such amounts were accrued for at November 1, 2007. Additionally, no adjustments related to uncertain tax positions were recognized during the year ended October 31, 2008.

The Company recognizes interest and penalties related to uncertain tax positions as a reduction of the income tax benefit. No interest and penalties related to uncertain tax positions were accrued as of October 31, 2008.

The Company operates in multiple tax jurisdictions within the United States of America. Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitation expire. As of October 31, 2008, the tax returns for years ended 2005 onwards remain subject to examination for our federal and major state tax jurisdictions. The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION, AND NATURE OF BUSINESS (CONTINUED)

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

Concentrations of Credit Risk

Cash

The Company maintains cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC); however, management does not believe that there is a significant risk of loss of uninsured amounts.

Sales and Receivables

The Company has customers that accounted for over 10% of revenues in the years ended October 31, 2008, 2007, and 2006. The percentages by customer are as follows:

	2008	2007	2006

Customer A	24.7%	21.9%	33.4%
Customer B	17.2%	21.3%	27.5%
Customer C	9.5%	11.0%	6.8%

	51.40%	54.2%	67.7%

The concentration of accounts receivables with customers owing more than 10% is:

	2008	2007	2006

Customer A	19.9%	24.1%	30.8%
Customer B	11.6%	21.0%	26.2%
Customer C	0.0%	10.4%	0.0%

	41.5%	55.5%	57.0%

NOTE 2 - BASIS OF PRESENTATION

Going Concern and Operating Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. However, the Company has experienced significant operating losses and negative cash flows from operations in each of the last three fiscal years as shown in the accompanying financial statements. The Company has sustained cumulative losses of approximately $80 million through October 31, 2008 and has a working capital deficit of approximately $6.5 million at that date. Therefore, substantial doubts have been raised about the Company’s ability to continue as a going concern. Management is currently in the process of evaluating several funding alternatives it believes will address its current financial requirements to enable it to stabilize its financial condition. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities as might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to maintain adequate financing, and ultimately to attain successful operations.

NOTE 3 - ACQUISITION

In July 2005, the Company entered into a Purchase Agreement (the “Kirk Purchase Agreement”) to acquire Kirk and its affiliate, ANDAPharm for $12,000,000. The acquisition was consummated on May 22, 2006. Kirk is a Florida based pharmaceutical company that manufactures over-the-counter (“OTC”) and generic prescription drugs in its FDA and DEA approved facility. ANDAPharm serves as the product research and RX manufacturing arm of the Company with a focus on the development of active compounds for drugs.

The Company has accounted for this acquisition using the purchase method. The purchase price of the acquisition is set forth below:

Cash on closing	$9,000,000
Note payable to sellers	3,000,000
Estimated transaction costs incurred	552,000

Total purchase price	$12,552,000

Assets Acquired:
Current assets	$5,437,675
Non-current assets	1,378,655
Liabilities assumed	(5,712,028)

Net assets acquired	1,104,302

Cost in excess of net assets acquired (recorded goodwill)	11,447,698

Total estimated fair value of net assets acquired and recorded goodwill	$12,552,000

NOTE 4 - INVENTORY

As of October 31, 2008, and 2007 inventory consists of:

	2008	2007

Finished goods	$712,849	$203,409
Work in Process	495,384	515,120
Raw materials	1,693,431	1,209,480

	$2,901,664	$1,928,009

NOTE 5 - INTANGIBLE ASSETS

Intangible Assets consists of long term rights to profits on revenues from sales of one of the Company’s products. These rights were purchased in May, 2006 from a company that was in partnership for the specific product. This asset is being amortized over the estimated life of the product (five years). As of October 31, 2008 the unamortized balance is $463,454.

Amortization expense was $190,680, $190,680 and $76,807 for the years ended October 31, 2008, 2007 and 2006, respectively.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2008 and 2007 consists of the following:

	2008	2007

Leasehold Improvements	$656,143	$415,443
Machinery & Equipment	2,449,089	1,879,699
Computers and Software	289,798	220,036

	$3,395,030	$2,515,178
Less Accumulated Depreciation	(911,452)	(490,771)

	$2,483,577	$2,024,407

Depreciation expense was $319,297, $327,468 and $92,614 for the years ended October 31, 2008, 2007 and 2006, respectively.

NOTE 7 - NOTE PAYABLE - BANK

In May 2006, the Company entered into a bank financing with the Bank of India (“BOI”) as senior secured debt in the principal amount $10,500,000 (the “BOI Credit Facility”). Of the principal, $5,250,000 could only be utilized for working capital purposes, the amount borrowed to equal 70% of the value of fully paid inventory and the accounts receivable and 100% of the cash in the accounts maintained by the borrower at the bank. The interest rate is 1% above the bank’s prime rate (8% at October 31, 2008). Interest is payable monthly. In September, 2007, the amount of the loan was reduced by $5,250,000 held back for working capital purposes. As of October 31, 2008, the outstanding principal balance due under the BOI Credit Facility was $5,650,000.

NOTE 7 - NOTE PAYABLE – BANK (CONTINUED)

Future maturities of notes payable - bank are as follows:

2009	$2,100,000
2010	2,650,000
2011	900,000
$5,650,000

Interest expense under the note payable was $550,847, $931,829, $143,347 for the years ended October 31, 2008, 2007 and 2006, respectively.

NOTE 8 – NOSTRUM SETTLEMENT AND RELEASE OF NOSTRUM GUARANTEE

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

On July 31, 2007, the Company together with Synovics Labs entered into a settlement agreement with all parties to the various actions. Under the terms of the settlement agreement, all pending actions and proceedings between the parties were dismissed with prejudice, the parties mutually released one another and all pre-settlement agreements were terminated, including the Technology License Agreement between the Company and Nostrum and the ANDA Ownership Transfer and Product License Agreement (“ANDA Agreement”) between Synovics Labs and Nostrum. In connection with the termination of the ANDA Agreement, Synovics and Synovics Labs assigned to Nostrum the Abbreviated New Drug Application for Metformin Extended Release 500mg. As part of the settlement, 10,661,000 shares of common stock of the Company that were owned by Nostrum were placed in escrow pursuant to a separate escrow agreement (the “Escrow Shares”). The escrow agreement provided, among other things, that if the guarantees of Mulye and Nostrum to the Bank of India and the related undertakings in connection with the BOI Credit Facility were extinguished in full or in part by May 1, 2008, the Escrow Shares were to be released to Synovics in an amount proportionate to the amount by which the guarantees have been extinguished. Further, if the Escrow Shares were released to Nostrum and during the escrow period the Company issued additional shares of common stock or common stock equivalents to cause the Escrow Shares to represent less than 32% of the outstanding shares of the Company on a fully diluted basis, then the Company was required to issue to Nostrum additional shares of common stock so that the Escrow Shares together with the additional shares constitute 32% of the outstanding shares of the Company on a fully diluted basis.

NOTE 8 – NOSTRUM SETTLEMENT AND RELEASE OF NOSTRUM GUARANTEE (CONTINUED)

On April 29, 2008, the guarantees given by Nostrum and Mulye were replaced with a letter of credit issued by an affiliate of Maneesh Pharmaceuticals Ltd. (“Maneesh”) in favor of BOI securing the BOI Loan. Maneesh is an affiliate of the Company and three of its designees presently serve on the Company’s board of directors. Consequently, the Company delivered a notice to the escrow agent, pursuant to the terms of the escrow agreement demanding release to the Company of the Escrow Shares. Nostrum is currently contesting the release of the Escrow Shares and the Company commenced an action in the Federal District Court of the Southern District of New York (the “Court”).

The Escrow Shares are being treated as treasury stock. The cost of the shares included in treasury stock at October 31, 2008 was $10,767,610. In the event that the Court decides to order the release of any Escrow Shares to Nostrum from escrow, the Company may recognize an additional charge at that time.

As an inducement for replacing the guarantees, the Company issued 4,000,000 shares of its common stock to Maneesh and provided anti-dilution protection in the event that all or part of the Escrow Shares are ultimately released to Nostrum. These shares were valued at $1,040,000 and were included in the accompanying statement of operations for year ended October 31, 2008.

NOTE 9 - NOTES PAYABLE - SHAREHOLDERS AND OTHER RELATED PARTIES

Copanos Note

The Company entered into a promissory note (the “Copanos Note”) in the principal amount of $3,000,000 with the seller, John Copanos, as partial consideration for the acquisition of Kirk and ANDAPharm.

During the year ended October 31, 2007, $1,000,000 was repaid to the seller. The Copanos Note was subsequently amended in 2007 and 2008. As a result of the most recent amendment, the then outstanding principal on the note ($2,000,000) was due in two payments, one in the amount of $1,500,000 due on or before May 1, 2008 and $500,000 on or before August 1, 2008. During the year ended October 31, 2008, the Company repaid a further $1,500,000 to the seller with a principal balance of $500,000 remaining outstanding. The Company is currently in negotiation to extend the balance due. The Copanos Note bore interest of 12% per annum from October 3, 2007 to January 14, 2008 and 15% per annum from January 15, 2008 to May 1, 2008. From May 2, 2008 to August 31, 2008, the note bore an interest rate of 18% per annum and from September 1, 2008 to October 31, 2008 it was 24% per annum with interest payments payable monthly. As of October 31, 2008, there was unpaid interest of $20,333, which has been included in these financial statements. Interest expense under the Copanos Note was $167,250, $201,042 and $99,798 for the years ended October 31, 2008, 2007 and 2006. In connection with renegotiation of the repayment terms of the Copanos Note, the Company consented, in the case of default, to the seller obtaining a final judgment without necessity of a further hearing.

In addition, in connection with the renegotiation of the repayment terms of the Copanos Note, on March 19, 2008, the Company issued to the seller a seven year warrant to acquire 2,100,000 shares of the Company’s common stock exercisable at $1.00 per share (the “Seller Warrant”). Of the shares issuable upon exercise of the warrant, 1,400,000 are immediately exercisable and the remaining 700,000 are exercisable if the seller is employed by the Company or its subsidiary on March 19, 2009 except that if Ronald Lane is removed or resigns from the Company’s board of directors, then such 700,000 shares shall become immediately exercisable. As a result of the Series C Preferred Stock Offering (as described in Note 12 below), the exercise price of the Seller Warrant automatically reduced to $0.75. The Company also agreed to include the shares issuable upon exercise of the Seller Warrant in the Company’s next registration statement subject to reasonable adjustments as may be required by the investor or investor group whose shares are also being registered.

The per share weighted value of the warrants to purchase 2,100,000 shares of common stock at $0.75 per share is $0.35. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 80%; risk free interest rate of 2.25%; and expected life of seven years.

NOTE 9 - NOTES PAYABLE - SHAREHOLDERS AND OTHER RELATED PARTIES (CONTINUED)

Singh Note

On April 20, 2007, the Company entered into a Consulting Agreement with Harcharan Singh. Additionally, Kirk issued a promissory note to an affiliate of Mr. Singh (the “Singh Note”), in the principal amount of $1,250,000 in exchange for cash. The note bore interest at the rate of 15% per annum. On April 3, 2008, the principal and unpaid interest of the Singh Note in addition to the accrued consulting fees payable pursuant to the Consulting Agreement were exchanged for a 2008 Bridge Note in the aggregate principal amount of $1,652,292 (including the purchase of a 2008 Bridge Note by an affiliate of Singh in the principal amount of $100,000). The 2008 Bridge Note was part of a series of an aggregate of $6,792,292 in aggregate principal amount of 2008 Bridge Notes issued by Kirk to accredited investors and described further below in Note 10. The Company also issued to Mr. Singh’s affiliate 330,458 shares of common stock of the Company valued at $115,660 in consideration of its purchase of the 2008 Bridge Note. Interest expense of $8,553 is reflected in the accompanying financial statements.

Maneesh Note

On April 3, 2008, an affiliate of Maneesh purchased a 2008 Bridge Note in the principal amount of $1,000,000 and the Company issued an aggregate of 200,000 shares of common stock valued at $70,000 in consideration of its purchase of the 2008 Bridge Note. Interest expense of $6,000 is reflected in the accompanying financial statements.

The outstanding principal and accrued and unpaid interest on the 2008 Bridge Notes issued to Mr. Singh’s affiliate and Maneesh were subsequently converted into securities issued in the Company’s Series C Preferred Stock Offering as described in Note 12 below.

NOTE 10 – OTHER NOTES PAYABLE

Other notes payable consists of the following:

	October 31, 2008	October 31, 2007

2005 Convertible Bridge Notes	$—	$2,945,000
2007 Bridge Notes	—	3,450,000
Customer Note	—	1,500,000
Other	40,000	280,000

Total	$40,000	$8,175,000

NOTE 10 – OTHER NOTES PAYABLE (CONTINUED)

2005 Convertible Bridge Notes

In October 2005, the Company commenced the issuance of convertible bridge notes (“2005 Bridge Notes”) in the aggregate principal amount of $4,845,000. The 2005 Bridge Notes initially had a maturity date of 18 months from the date of issuance. In connection with the issuance of the 2005 Bridge Notes, the Company also issued detachable stock purchase warrants to purchase 807,493 shares of common stock at $4.00 per share. The warrants initially expired three years from the date of issuance. Based on the relative fair values, the Company attributed $1,429,540 of the total proceeds to the warrants and recorded the warrants as additional paid-in capital and discount to the 2005 Bridge Notes. The per share weighted value of the warrants to purchase 807,493 shares of common stock at $4.00 per share is $4.47. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield, expected volatility of between 198% and 550%; risk free interest rate of 4.9%; and expected life of three years. In connection with the issuance of the 2005 Bridge Notes, the Company paid a cash commission of $301,050 to Indigo Securities, LLC and issued to it three year warrants to purchase 500,000 shares of common stock at $5.00 per share and 75,263 at $4.00 per share for its role as placement agent of a portion of the 2005 Bridge Notes sold. The per share weighted value of the warrants to purchase the combined total of 575,263 shares of common stock is $4.87. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 198%, risk free interest rate of 4.9%; and expected life of three years. As a result of the consummation of the acquisition of Kirk and ANDAPharm, the 2005 Bridge Notes were revised (the “Revised Notes”). The Revised Notes were to mature on April 3, 2009 and constituted unsecured indebtedness of the Company. Of the $4,845,000, $2,150,000 aggregate principal amount converted to the Revised Notes. Of the remaining $2,695,000 aggregate principal amount of 2005 Bridge Notes, $300,000 was repaid on July 6, 2006 and an aggregate principal amount of $2,395,000 and all accrued and unpaid interest thereon matured and became payable on September 1, 2006.

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

In connection with the Series C Preferred Stock Offering (as described in Note 12 below), on May 12, 2008, the then outstanding 2005 Bridge Notes and Revised Notes in the principal amount of $2,945,000 were repaid in full.

NOTE 10 – OTHER NOTES PAYABLE (CONTINUED)

2005 Convertible Bridge Notes (Continued)

The Company entered into a registration rights agreement in connection with the sale of 2005 Bridge Notes. The agreement provided that the Company file a registration statement with the SEC that covers the resale of 125% of the registerable securities (the shares issuable upon conversion at the initial current conversion price and upon exercise of related warrants at the initial exercise price) (the “Mandatory Registration Statement”). According to the registration rights agreement, if the Mandatory Registration Statement has not been declared or ordered effective within one hundred twenty (120) days after the closing of the offering, the Company is to pay each investor a fee equal to 1% of the purchase price paid by such investor for the securities purchased plus the aggregate exercise price of the warrants and the placement agent warrants for the first two thirty (30) day periods after such failure and 2.5% of such amount for each subsequent thirty (30) day period (pro rata, in each case, for partial months). Any such payments are to be made at the end of each calendar month until the date that the Mandatory Registration Statement is declared effective. There is no cap on the maximum amount of the penalties that could be payable under the agreement. The registration rights agreement was terminated with respect to most holders of the 2005 Bridge Notes and Revised Notes. Although the Company filed a Mandatory Registration Statement, the Company failed to have the Mandatory Registration Statement declared effective and recognized $896,246, $2,195,064, $914,549 of penalties for the years ended October 31, 2008, 2007, and 2006 of which $3,325,747 was waived and forgiven.

2007 Convertible Bridge Notes

Beginning on July 5, 2007, Kirk issued convertible bridge notes (the “2007 Bridge Notes”) in the principal amount of $3,450,000 to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”).

The bridge notes bore interest at 6% per annum increasing to 18% in the case of an event of default and had a maturity date of six months from the issuance date, unless earlier converted. Upon the closing of a qualified equity financing, the bridge notes were automatically convertible into the Company’s Series C Preferred Stock to be issued in a qualified equity financing at a premium of 10% of the unpaid principal and interest of the bridge notes. In addition, upon closing of the qualified equity financing, holders of the bridge notes were entitled to receive common stock purchase warrants of the Company at an exercise price and other terms identical to the warrants to be issued in the qualified equity financing. The amount of common stock into which the common stock purchase warrants were exercisable ranged from 40% to 50% of the number of shares of common stock issuable to bridge note holders upon conversion of the Series C Preferred Stock receivable upon conversion of the bridge notes, with the range depending on the timing of the initial closing of the qualified equity financing.

The bridge notes were secured by a pledge by Ronald H. Lane, the Company’s Chairman of the board and former Chief Executive Officer, of 2,000,000 shares of common stock of the Company beneficially owned by Dr. Lane. In addition, the Company agreed to issue 1,000,000 shares of its Series B Convertible Preferred Stock to be held by Axiom Capital Management, Inc. (“Axiom”) as nominee of the bridge note holders. Axiom acted as placement agent in the 2007 Bridge Note offering.

As further described below, on April 3, 2008, the 2007 Bridge Notes were exchanged for 2008 Bridge Notes.

NOTE 10 – OTHER NOTES PAYABLE (CONTINUED)

2008 Convertible Bridge Notes

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

To secure Kirk’s obligations under the 2008 Bridge Notes, the Company issued 1,000,000 shares of Series B Convertible Preferred Stock to Axiom, the placement agent of the 2008 Bridge Note offering, acting as collateral agent of holders of the 2008 Bridge Notes. According to the Series B Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, the shares of Series B Convertible Preferred Stock vote together with the common stock and other preferred stock entitled to vote on an as-converted basis. In the event of default under the 2008 Bridge Notes, the Series B Convertible Preferred Stock is convertible into the Company’s common stock on a 1:15 basis for the purpose of utilizing the proceeds thereof to satisfy the obligations under the 2008 Bridge Notes. In an event of default, the Company may be obligated to file a registration statement under the Securities Act covering the resale of shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock. If the Company does not file a registration statement within 15 days following an event of default, the 2008 Bridge Notes will be deemed to increase in principal amount by 1% every month up to 10% in the aggregate. The then outstanding shares of Series B Preferred Stock are redeemable on a pro-rata basis by the Company at a redemption price of $0.001 per share in the event of conversion of the 2008 Bridge Notes pursuant to the terms thereof or in the event of payment of any portion of the principal outstanding under such convertible bridge notes. The Company has subsequently redeemed the 1,000,000 shares of Series B Convertible Preferred Stock for a total redemption price of $1,000.

NOTE 10 – OTHER NOTES PAYABLE (CONTINUED)

2008 Convertible Bridge Notes (Continued)

The 2008 Bridge Notes were also secured by a pledge by an affiliate of Ronald H. Lane, the Company’s Chairman of the board and former Chief Executive Officer, of 2,000,000 shares of common stock of the Company. As an inducement to the pledge by Dr. Lane’s affiliate, the Company agreed to issue to Dr. Lane’s affiliate one share of the Company’s common stock for every pledged share of common stock sold in an event of default under the 2008 Bridge Notes.

2008 Bridge Notes in the principal amount of $5,202,292 plus accrued interest thereon converted into securities sold in the Company’s Series C Preferred Stock Offering (as described in Note 12 below). Of the remaining 2008 Bridge Notes that did not convert into securities sold, the Company repaid the entire outstanding principal amount of $1,590,000 during the year ended October 31, 2008. Interest expense of $125,186 was recognized, which was converted into the Series C Preferred Stock offering.

Customer Note

On August 31, 2007, Kirk issued an unsecured Promissory Note in favor of CB Distributors, Inc. in the amount of $1,500,000 together with interest per annum equal to 8%. With extensions, this note was due January, 31, 2008. On June 17, 2008, the Company repaid in full all outstanding principal and accrued and unpaid interest totalling $1,608,116. The Company recognized interest expense of $20,667, $82,642 and $0 for the years ended October 31, 2008, 2007, and 2006, respectfully.

NOTE 11 - 2007 PRIVATE PLACEMENT

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

The price per Unit was $1.00 and each Unit consisted of (i) one share of common stock of the Company; and (ii) a warrant to purchase, at any time prior to the third anniversary following the final closing of the Private Placement, half a share of common stock at an exercise price of $1.50 per share, subject to adjustment in certain instances; except that with respect to 290,000 Units, the warrant is exercisable for one share of common stock at an exercise price of $3.00. The warrants are also redeemable by the Company where the exercise price exceeds a certain amount.

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

NOTE 11 - 2007 PRIVATE PLACEMENT (CONTINUED)

The subscription agreement required the Company to file a registration statement, covering the securities sold in the 2007 Private Placement within 30 days of final closing of the 2007 Private Placement and use its best efforts to cause the registration statement to become effective within 90 days of final closing. If the registration statement has not been declared effective within 150 days following final closing, the Company has agreed to pay to the investors liquidated damages, payable in cash or common stock, of 1.5% of the purchase price paid by the investor in the 2007 Private Placement and 1% of the purchase price paid by the investor in the 2007 Private Placement for each subsequent 30 day period, with the total of the foregoing capped at 9%. The Company has filed a pending registration statement covering shares issuable upon exercise of the warrants issued in the 2007 Private Placement and has recognized $164,700 of penalties as of October 31, 2008.

NOTE 12 – SERIES C PREFERRED STOCK OFFERING

From May to September 2008, the Company completed a series of closings of a Series C Preferred Stock offering (the “Series C Preferred Stock Offering”) whereby the Company sold an aggregate of 28,138 shares of its Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”) together with detachable warrants (“Warrants”) to acquire an aggregate of 18,780,200 shares of its common stock to accredited investors as defined by Rule 501 under the Securities Act.

According to the terms of the Amended and Restated Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock (“Certificate of Designation”), the Series C Preferred Stock is convertible into shares of the Company’s common stock both at the option of the holder and the Company according to the terms of the Certificate of Designation at an initial rate of 1,000 shares of common stock for each share of Series C Preferred Stock (based on a stated value of $500 per share and an initial conversion price of $0.50 per share) subject to adjustment for, among other things, stock splits, stock dividends, distributions, reclassifications and sales below the conversion price. The Series C Preferred Stock votes on an as-converted basis together with the Company’s common stock and any class of preferred stock entitled to vote with the Company’s common stock at any annual or special meeting of the Registrant. Holders of Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 6% of the stated value per annum on each outstanding share of Series C Preferred Stock accruing from May 9, 2008 until the earlier of May 9, 2011 or the conversion thereof into shares of common stock, payable quarterly on March 31, June 30, September 30 and December 31, with the first payment due June 30, 2008, and payable in cash or shares of Series C Preferred Stock in accordance with the terms of the Certificate of Designation. Holders of Series C Preferred Stock are also entitled to participate on a pro-rata basis in any dividends paid on the Registrant’s common stock on an as-converted basis. The Company has accrued $382,649 in dividend expense.

The Certificate of Designation further provides that each share of Series C Preferred Stock will also be entitled to a preference equal to 125% of the sum of the stated value plus accrued but unpaid cash dividends upon the merger, acquisition, sale of voting control or sale of all or substantially all of the assets of the Company, upon the liquidation, dissolution or winding-up of the Registrant or upon an event of bankruptcy of the Registrant. On May 9, 2011, the then outstanding shares of Series C Preferred Stock may be redeemed by the Company at its option at a redemption price of the stated value plus accrued but unpaid dividends on the shares of Series C Preferred Stock.

Warrants are exercisable for a period of five years from the date of grant at an initial exercise price of $0.75 per share, subject to adjustment for, among other things, stock splits, stock dividends, distributions, reclassifications and sales below the exercise price. The per share weighted value of the Warrants to purchase 18,780,200 shares of common stock at $0.75 per share is $0.31. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 84%; risk free interest rate of 2%; and expected life of 5 years.

NOTE 12 – SERIES C PREFERRED STOCK OFFERING (CONTINUED)

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

In addition, Ronald H. Lane, Ph.D., the Company’s Chairman of the board and former Chief Executive Officer, converted $100,000 of deferred compensation due under his employment agreement for an investment of like amount in the Series C Preferred Stock Offering resulting in the issuance to him of 200 shares of Series C Preferred Stock and Warrants to acquire 100,000 shares of common stock.

Pursuant to a registration rights agreement entered into with purchasers of the Series C Preferred Stock, the Company agreed to use its best efforts to file, within 45 days of the final closing of the Series C Preferred Stock Offering, with the Securities and Exchange Commission a registration statement (the “Mandatory Registration Statement”) covering the registration of (i) securities issuable upon exercise of the Warrants and placement agent warrants, (ii) securities issued by way of liquidated damages under the registration rights agreement, (iii) up to 1,000,000 shares of common stock owned by Maneesh prior to May 8, 2008, (iv) 1,000,000 shares of common stock beneficially owned by Mr. Singh as of May 8, 2008, and (v) 1,000,000 shares of common stock beneficially owned by Dr. Lane as of May 8, 2008 (collectively the “Registrable Securities”). If the Mandatory Registration Statement has not been filed within 45 days of final closing of the Series C Preferred Stock Offering or declared effective within 195 days following final closing, the Company has agreed to pay to the purchasers liquidated damages, payable in cash or Series C Preferred Stock, of 1% of the purchase price paid by the purchaser in the Series C Preferred Stock Offering for each month until the registration statement is declared effective, with the total of the foregoing capped at 10%. If the Mandatory Registration Statement has not been declared effective and the Company receives a request between October 6, 2008 and May 9, 2010 from purchasers who invested at least $500,000 in the Series C Preferred Stock Offering that the Company file a registration statement, then the Company shall, subject to certain limitations, file a registration covering the Registrable Securities requested to be registered. Further, if the Mandatory Registration Statement has not been declared effective and the Company files a registration statement for its own account or the account of others then the Company shall, subject to customary cutbacks and restrictions, include in such registration statement the Registrable Securities of the purchasers of the Series C Preferred Stock that request to be included. The Company has timely filed a Mandatory Registration Statement which is currently pending.

Pursuant to a letter agreement entered into with the Company’s placement agent, Axiom, as subsequently amended, Axiom is entitled to a cash fee of $255,000 plus expenses of $34,509 for services rendered in the 2007 Bridge Note Offering, the 2008 Bridge Note Offering and the Series C Preferred Stock Offering. In addition, the Company is negotiating the number of number of warrants which Axiom is entitled to in connection with the aforesaid financings. To date the Company has recognized $215,874 as the value of the warrants which Axiom may be entitled to.

NOTE 12 – SERIES C PREFERRED STOCK OFFERING (CONTINUED)

The incremental gross proceeds to the Company from the Series C Preferred Stock Offering were $7,780,000 and, together with the 2008 Bridge Note offering, the incremental gross proceeds to the Company were $9,335,000.

The Company used the proceeds from the Series C Preferred Stock Offering to pay down the BOI Credit Facility and retire its remaining material indebtedness. On or around May 12, 2008, the Company repaid an aggregate of $2,445,000 to holders of 2005 Bridge Notes and Revised Notes. In addition, the Registrant repriced warrants to purchase an aggregate of 407,493 shares of common stock, issued to holders of the 2005 Bridge Notes and Revised Notes, to $0.75 per share and extended the term of such warrants by one year. The Company further issued an aggregate of 817 shares of Series C Preferred Stock and 1,091,813 shares of common stock in lieu of payment of accrued and unpaid interest under said notes. In consideration of the aforesaid, the Company has obtained a full release from such holders of the 2005 Bridge Notes and Revised Notes in connection with the 2005 Bridge Notes and Revised Notes and related transactions.

The Company further used proceeds from the Series C Preferred Stock Offering to retire additional indebtedness including, without limitation, indebtedness under the 2008 Bridge Notes in the principal amount of $1,590,000 (that did not convert into the Series C Preferred Stock Offering), $1,500,000 of indebtedness under a promissory note held by John Copanos, and $725,893 of indebtedness under a remaining 2005 Bridge Note held by a holder that commenced a lawsuit against the Registrant.

In connection with the Series C Preferred Stock Offering, the Company’s board authorized the following issuances: (i) 2,000,000 shares of restricted common stock to Mr. Singh, vesting over twenty four months, with one-third vesting on each of May 9, 2008, May 9, 2009 and May 9, 2010; (ii) 1,000,000 shares of restricted common stock to Dr. Lane, vesting over twenty-four months, with one-third vesting on each of May 9, 2008, May 9, 2009 and May 9, 2010; and (iii) 125,000 shares of common stock and five-year warrants to acquire 250,000 shares of common stock at an initial exercise price of $0.75 per share to each of the Company’s former directors, William McCormick and Richard Feldheim, who resigned on April 29, 2008. Further, in addition to the repricing of the 2005 Bridge Note warrants, the Company’s board authorized the repricing of additional warrants to acquire an aggregate of 875,263 shares of common stock to $0.75 per share. The Registrant has also agreed to reprice options to acquire 200,000 shares of common stock held by Steven Getraer, the Company’s former Chief Financial Officer to $0.75 and warrants to acquire 1,000,000 shares of common stock held by Harcharan Singh that were issued to him in April 2007 to $0.75.

The lead investor in the Series C Preferred Stock Offering was Svizera Holdings BV, (“Svizera”) which invested an aggregate of $8,086,000 in the Series C Preferred Stock Offering (including the “roll-over” of a 2008 Bridge Note in the principal amount of $1 million and the exchange of $300,000 of expense reimbursement due to Svizera) from its working capital, to purchase an aggregate of 16,373 shares of Series C Preferred Stock and Warrants exercisable for an aggregate of 9,071,700 shares of common stock. Svizera is a wholly-owned subsidiary of Maneesh, which is controlled by Vinay Sapte and his brother Maneesh Sapte. Vinay Sapte was appointed to the Company’s board on April 29, 2008 and Maneesh Sapte, together with Jyotindra Gange, both Maneesh designees, became members of the Company’s board on May 23, 2008. In addition, an affiliate of Mr. Harcharan Singh invested an aggregate of $2,661,930 in the Series C Preferred Stock Offering (including the “roll-over” of a 2008 Bridge Note in the principal amount of $1,652,292) from its working capital and, together with the Maneesh designees, became a member of the Registrant’s board on May 23, 2008.

NOTE 13 - CONSULTING AND STRATEGIC ALLIANCE AGREEMENTS

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

In connection with the VCG Agreement, the Company granted to VCG and its designees five-year warrants to acquire an aggregate of 1,600,000 shares of its common stock at an exercise price of $1.36 per share. Such warrants were issued in lieu of any options issuable under the VCG Agreement described above. The Company recognized $1,943,482 of expense charges to income during the fiscal year ended October 31, 2007.

NOTE 13 - CONSULTING AND STRATEGIC ALLIANCE AGREEMENTS (CONTINUED)

Singh Strategic Alliance

On April 20, 2007, the Company entered into a strategic alliance with Harcharan Singh. In connection with this strategic alliance, the Company and Kirk, entered into a Consulting Agreement with Mr. Singh (the “Consulting Agreement”) and Kirk issued to an affiliate of Mr. Singh, a note in the principal amount of $1,250,000 (the “Singh Note”). Mr. Singh was appointed to the Corporation’s board on May 23, 2008.

During the term of the Consulting Agreement, Mr. Singh is being retained to provide strategic consulting services to the Company. In consideration for these services, Mr. Singh receives a $10,000 monthly retainer and was issued 2,000,000 shares of the Company’s common stock and warrants to purchase a further 1,000,000 shares of the Company’s common stock. In addition, if the Company achieves annual earnings before interest, taxes, depreciation and amortization (EBITA) of at least $20,000,000, then Mr. Singh will be entitled to a further grant of 1,000,000 shares of Company’s common stock and warrants to purchase 500,000 shares of the Company’s common stock. The warrants were exercisable for a period of seven years from the date of grant at an initial exercise price of $2.00, subject to adjustment in certain circumstances, and contain a cashless or net issuance component. In connection with the Series C Preferred Stock Offering, the Company reduced the exercise price of the warrants to acquire 1,000,000 shares of the Company’s common stock to $0.75 and eliminated the cashless or net issuance component. The per share weighted value of the warrants to purchase 1,000,000 shares of common stock at $0.75 is $0.36. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 84%; risk free interest rate of 2% and expected life of seven years. The Company recorded a charge of $1,192,153 for the fiscal year ended October 31, 2007 to recognize the agreement.

On April 3, 2008, accrued consulting fees of $120,000 converted into a 2008 Bridge Note. Consulting fees amounting to $60,000 for the year ended October 31, 2008, are included in the accompanying financial statements. Subsequent to the end of fiscal year ended October 31, 2008, in connection with the Consulting Agreement, the Company’s board of directors authorized the grant of 125,000 shares of common stock to Mr. Singh. (See Note 20)

Omeprazole License Agreement

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

NOTE 13 - CONSULTING AND STRATEGIC ALLIANCE AGREEMENTS (CONTINUED)

Michaels Consulting Agreement

On January 28, 2008, the Company entered into a consulting agreement with Paul Michaels (“Michaels”). In consideration for the consulting services rendered by Michaels, the Company issued an aggregate of 99,990 shares of the Company’s common stock. These shares were valued at $74,925 and were included in the accompanying statement of operations for year ended October 31, 2008.

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

Voting Agreement

Vinay Sapte, Dr, Lane and Mr. Singh and their respective affiliates are among principal parties to a Voting Agreement dated as of May 8, 2008 entered into upon the initial closing of the Series C Preferred Stock Offering. Under the terms of the Voting Agreement, each of the parties agrees to vote all of its shares to ensure that the size of the Company’s board will be five directors (or seven if the board resolves to expand its size to seven). Further, each of the parties agrees to vote its shares in favor of the following designations: (i) one director designated by Dr. Lane and his affiliates (to initially be Dr. Lane), (ii) one director designated by Mr. Singh and his affiliates (to initially be Mr. Singh), (iii) three directors designated by Maneesh and its affiliates (to initially be Vinay Sapte, Maneesh Sapte and Jyotindra Gange). The Voting Agreement further provides that if the board is expanded to seven directors, then Maneesh and its affiliates shall be entitled to one further designee and Axiom and Indigo Securities LLC (“Indigo”) shall be entitled to designate one director. If certain of the parties to the Voting Agreement cease to beneficially own at least 4% of the outstanding shares of common stock of the Company determined immediately after giving effect to the initial closing of the Series C Preferred Stock Offering, then the right of designation applicable to such party shall terminate and the right shall vest in the entire board.

NOTE 14 - EMPLOYMENT AGREEMENTS

Ronald H. Lane

On May 17, 2007, the Company executed an employment agreement dated as of January 30, 2007 with Dr. Lane providing for Dr. Lane to serve as the Company’s Chief Executive Officer through January 30, 2010, renewable for an additional one year unless either the Company or Lane provides written notice of termination at least 60 days prior to the end of the term. According to the Lane employment agreement, Lane was to receive an annual base salary of $400,000 and, solely at the discretion of the Board, based on his performance and the Company’s financial condition and operating results, a bonus payable in cash or shares of the Company’s common stock. The employment agreement further provided that the Board may grant him options under any equity compensation plan in which he is eligible to participate. The employment agreement provided that the Company owes Lane an amount to be mutually agreed by them, representing, among other things, accrued, but unpaid salary. Upon the initial closing of the Series C Preferred Stock Offering, $100,000 of the deferred compensation was converted for an investment of like amount in the Series C Preferred Stock Offering.

On July 3, 2008, Dr. Lane resigned as the Company’s Chief Executive Officer and his employment agreement terminated. Dr. Lane currently serves as the Company’s Chairman of the Board and subsequent to the end of the fiscal year, the Company entered into a new agreement with Dr. Lane compensating him for his services as Chairman of the Board. (See Note 20)

NOTE 14 - EMPLOYMENT AGREEMENTS (CONTINUED)

Steven Getraer

On July 9, 2007 the Company entered into an employment agreement with Steven Getraer as the Company’s Executive Vice President and Chief Financial Officer. On October 6, 2008, the Company terminated Mr. Getraer’s employment. Mr. Getraer’s employment agreement provided for a three year term ending July 9, 2010, renewable for subsequent terms unless earlier terminated by either party. Mr. Getraer was entitled to a base salary of $265,000 per annum, increasing to $280,000 per annum commencing on July 10, 2008 and to $295,000 commencing on July 10, 2009. In addition, Mr. Getraer was entitled to a minimum 10% bonus plus a discretionary fiscal year-end bonus payable in cash and/or shares of the Company’s common stock and was granted options to acquire an aggregate of 600,000 shares of the Company’s common stock exercisable for seven years at an initial exercise price of $2.00 per share and vesting annually in three equal installments, with the first installment vesting on July 10, 2008. The per share weighted value of the options to purchase 600,000 shares of common stock at $2.00 was $0.92. The options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 122%; risk free interest rate of 4.97%; and expected life of seven years.

In connection with the Series C Preferred Stock Offering, the Company’s board authorized the repricing of options to acquire the 600,000 shares of common stock held by Mr. Getraer to $0.75 per share. The per share weighted value of the options to purchase 600,000 shares of common stock at $0.75 per share is $0.34. The options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 84%; risk free interest rate of 2%; and expected life of six years.

Subsequent to the end of the fiscal year ended October 31, 2008, the Company entered into a separation agreement with Mr. Getraer. (See Note 20)

Manny Desai

The Company has agreed to employ Mahendra (Manny) Desai as its Chief Financial Officer to replace Mr. Getraer at a salary of $135,000 per annum. Mr. Desai is entitled to a discretionary bonus based on his performance and the approval of the Company’s board. Mr. Desai is also entitled to contributions to medical and dental insurance, long term disability insurance and a pension plan in accordance with the Company’s practices for its other management personnel.

NOTE 15 - STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 45,000,000 shares of common stock, with a par value of $0.001 per share. During the year ended October 31, 2008, the Company issued 9,497,394 shares of its common stock.

Preferred Stock

The Company has authorized 5,000,000 shares of Preferred Stock, with a par value of $0.001 per share of which 591,850 shares of Series A Preferred Stock are outstanding and 28,955 shares of Series C Preferred Stock are outstanding.

The 591,850 shares of Series A Preferred Stock were issued prior to November 1, 2001 as consideration for the cancellation of $798,998 of debt and accrued interest thereon that was owed to a director. The shares have a cumulative annual dividend of $0.108 per share and a liquidation value of $6.75 per share, and each share is convertible into one-fifth of a share of common stock. The preferred shares have a dividend and a liquidation preference over common shares. No dividend on the preferred shares outstanding has ever been declared or paid and dividends in arrears amounted to $515,912 at October 31, 2008.

The 28,955 shares of Series C Preferred Stock are described elsewhere in Note 12.

Stock Based Compensation

On October 31, 1996 the Company adopted its 1996 Stock Option Plan (the “1996 Plan”) authorizing 570,000 common shares for issuance to key personnel, consultants, and independent contractors. Under the 1996 Plan, incentive stock options may be granted to purchase its common stock at 100% (110% for an optionee who is a 10% stockholder) of the fair market value of the stock on the date of grant. Stock options are exercisable for a period of up to ten years from the date of grant (five years for an option granted to a 10% stockholder). All participants are eligible to receive stock awards and stock appreciation rights, as to be determined by the Company’s board of directors. No stock awards or stock appreciation rights are outstanding under the Plan. As of October 31, 2008, the 1996 Plan expired.

A summary of transactions for non-employee stock options and warrants for the years ended October 31, 2008, 2007 and 2006 is as follows:

			Weighted	Average
	Number of	Option Price	Remaining	Exercise
	Shares	Range	Life	Price

OPTIONS AND WARRANTS	311,896	$3.00 - $5.00	2.9	$3.99
OUTSTANDING, AS OF
October 31, 2005
Warrants issued	1,448,522	$4.00 - $6.00	2.5	$3.99
Warrants canceled	10,000	$3.00 - $3.13		$5.00
Options issued
Options canceled	6,000	$5.00		$5.00
OPTIONS AND WARRANTS	1,744,418	$3.00 - $6.00	2.4	$4.60
OUTSTANDING, AS OF
October 31, 2006
Warrants issued	4,882,497	$.075 - $3.00	3.26	$1.58
Warrants canceled
Options issued
Options canceled
OPTIONS AND WARRANTS	6,626,915	$0.75 - $4.00	2.56	$1.42
OUTSTANDING, AS OF
October 31, 2007
Warrants issued	22,194,000	$0.75	4.58	$0.75
Warrants canceled
Options issued
Options canceled
OPTIONS AND WARRANTS
OUTSTANDING, AS OF
October 31, 2008	28,820,915	$0.75 - $4.00	4.12	$1.25

NOTE 15 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Based Compensation (Continued)

	2008	2007	2006

Options exercisable, end of fiscal year		0	0
Warrants exercisable, end of fiscal year	28,120,915	6,626,915	1,744,418
Weighted average fair value of options granted during the year	$0.00	$0.00	$0.00
Weighted average fair value of warrants granted during the year	$0.31	$0.47	$0.63

Additional information regarding options and warrants outstanding as of October 31, 2008 is as follows:

RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	EXERCISABLE

$0.75 – $4.00	28,820,915	$1.25	4.37	28,120,915

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which provides guidance for the recognition of compensation expense as it related to the issuance of stock options and warrants. In addition, the Company adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 123. As permitted by SFAS No. 148, the Company has adopted the fair value method recommended by SFAS No. 123 to effect a change in accounting for stock-based employee compensation. In addition, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values.

The Company determined the fair value of options and warrants issued using the Black-Scholes option pricing model with the following assumptions: 3 to 6 year expected lives; risk-free interest rate ranging from 2.00% to 3.00%, stock price volatility ranging from 80% to 84%, with no dividends over the expected life.

The Company recognized stock-based compensation expenses of approximately $353,717, $414,205, and $0 related to the issuance of stock options to certain employees. Such expenses are reflected in selling, general and administrative expenses on the accompanying Consolidated Statement of Income for the years ended October 31, 2008, 2007 and 2006, respectively.

The Company recognized stock-based compensation expense of approximately $172,180, $0, and $0 related to its issuance of stock-based compensation to non-employees. Such expense is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Income for the years ended October 31, 2008, 2007 and 2006, respectively.

NOTE 15 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Based Compensation (Continued)

The fair value of each employee-nonemployee option and warrant was calculated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

YEAR ENDED OCTOBER 31	RISK FREE INTEREST	VOLATILITY RATE	DIVIDEND YIELD

2008	2.00%	85%	0
2007	4.97%	135%	0
2006	4.48%	225%	0

Employee Stock Based Compensation

A summary of transactions for employee stock options and warrants for the years ended October 31, 2008, 2007, and 2006 is as follows:

EMPLOYEE OPTIONS AND WARRANTS	NUMBER OF SHARES	OPTION PRICE RANGE	WEIGHTED REMAINING LIFE	AVERAGE EXERCISE PRICE

OPTIONS AND WARRANTS OUTSTANDING, AS OF
October 31, 2005	120,000	$16.25	2.75	$16.25
Options granted
Options canceled
OPTIONS AND WARRANTS OUTSTANDING, AS OF
October 31, 2006	120,000	$16.25	1.75	$16.25
Options granted	2,100,000	$2.00	6.75	$2.00
Options canceled
OPTIONS AND WARRANTS OUTSTANDING, AS OF
October 31, 2007	2,220,000	$2.00 - $16.25	6.5	$2.79
Options granted
Options canceled	2,020,000	$2.00 - $16.25		$5.60
OPTIONS AND WARRANTS OUTSTANDING, AS OF
October 31, 2008	200,000	$0.75	5.7	$0.75

	2008	2007	2006

Options exercisable, end of year	200.000	0	0
Warrants exercisable, end of year	—	120,000	120,000
Weighted average fair value of options granted during the year	—	—	—
Options available for future grant under the 1996 Plan

NOTE 15 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Employee Stock Based Compensation (Continued)

Additional information regarding options and warrants outstanding as of October 31, 2008 is as follows:

	OUTSTANDING			EXERCISABLE

RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	EXERCISABLE	WEIGHTED AVERAGE EXERCISABLE PRICE

$0.75	200,000	$0.75	6.75	200,000	$0.75

Loss per Common Share

Net loss per common share is calculated by dividing net loss by the weighted average number of shares outstanding during each period presented. Common stock equivalents, consisting of options and warrants have not been included in the calculation for any of the three years ended October 31, 2008, 2007, and 2006, because their effect would be anti-dilutive. The following potentially dilutive securities were not included in the computation of diluted loss per share:

	2008	2007	2006

Options	200,000	120,000	120,000
Warrants	28,120,915	6,481,915	1,827,751

The following table sets forth the numerator and denominator in the computation of basic and diluted per share information:

	2008	2007	2006

Numerator for basic and diluted loss per share
Net Loss	$(4,005,831)	$(20,857,884)	$(8,025,402)
Denominator for basic and diluted loss per share
Weighted-average shares outstanding	23,547,066	29,782,703	26,044,630

NOTE 16 - INCOME TAXES

Federal and state income tax expense (benefit) for the years ended October 31, 2008, 2007 and 2006 and a reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Statements of Operations is presented below:

	2008	2007	2006

Current:
Federal	$(1,464,773)	$(6,867,395)	$(2,367,015)
State	(258,489)	(1,511,894)	(417,708)
Deferred:
Federal	772,051	107,826	300,905
State	136,244	19,028	53,101

Valuation allowance	$814,967	$7,952,438	$2,430,717

Provision for Income Taxes	—	—	—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets result primarily from net operating loss carry-forwards. The components of the Company’s deferred tax assets and liabilities at October 31, 2008, 2007, and 2006 are as follows:

	2008	2007	2006

DEFERRED TAX ASSETS
Operating loss carryforwards	$27,200,592	$26,140,547	$18,479,296
Stock option compensation	176,013	176,013	262,706
Deferred loss on inventory	63,100	79,965	17,600
Reserve accounts	87,302	75,515	—
Other

Total Deferred Tax Asset	27,527,007	26,472,040	18,759,602

Valuation Allowance	$(27,527,007)	$(26,472,040)	$(18,759,602)

A full valuation allowance is provided against all deferred tax assets due to the uncertainty as to their future realization. In addition, the realization of such NOL carryforwards may be significantly limited if it is deemed that a change in ownership has occurred. For tax purposes, a change in ownership has occurred if an entity or group of entities that previously did not own 50% or more of a Company acquires enough new equity to raise its interest to more than 50% over a three-year period.

As of October 31, 2008, the Company has federal net operating loss carry forwards totaling approximately $27,200,592 available to offset future federal taxable income. The federal net operating loss carry-forwards expire in varying amounts through 2008. In addition, the Company has state net operating loss carry forwards of approximately $43,343,857 available to offset future state taxable income.

The Company is in the process of filing its tax returns for the current and all applicable prior years and may be subject to late filing penalties the amount of which cannot be determined at this time.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Regulation

The Company is required to obtain certain licenses in connection with the manufacture of its products. These licenses require compliance with certain licensing stipulations, as well as the FDA, DEA and other regulation bodies’ rules and regulations. If the Company were to be out of compliance with any of these rules or regulations, there could be a material adverse effect on the Company’s business, prospects, financial condition and results of operation, which could have an adverse effect on the Company’s financial statements. See Note 18 below for a description of certain actions commenced by the DEA.

Operating Leases

Rent expense for the years ended October 31, 2008, 2007, and 2006 was $863,970, $753,760 and $91,246, respectively. Kirk and ANDAPharm have commitments for office and manufacturing space. The leases for rent expense annually are $898,282. Minimum future rent payments under the operating leases at October 31, 2008 are as follows:

Twelve Months Ended October 31,	Amount

2009	$650,282
2010	662,905
2011	256,091
2012	175,816
2013	—

The Company estimates additional rent expense aggregating $1,745,094 year for a period of five years.

Capital Leases

Minimum future lease payments under capitalized leases at the October 31, 2008 are as follows:

Twelve Months Ended October 31,	Amount

2009	$70,291
2010	72,415
2011	77,243
2012	56,548
2013	17,573

Net minimum lease payments
Less: Amount representing interest	$294,070

Current portion	$70,291

Long-term portion	$294,071

The capitalized leases have effective interest rates ranging from 8% through 12% per annum.

NOTE 18 - LITIGATION

DEA Administrative Proceeding

On September 15, 2008, the DEA commenced an administrative proceeding with the U.S. Department of Justice against Kirk to revoke its DEA license to manufacture and distribute controlled substances in schedules III-V and deny any amendment to Kirk’s application to add specific List I chemical manufacturing codes to its controlled substance registration. The DEA alleges in the administrative proceedings that Kirk shipped ephedrine guaifenesin products to a contract packager for repackaging and relabeling that did not have the requisite DEA license. In addition, the DEA alleges that Kirk failed to maintain an effective system of controls to guard against and prevent a theft of approximately 1.3 million ephedrine guiafenesin tablets, which occurred at Kirk in July 2008. The DEA also alleges that Kirk failed to maintain appropriate recordkeeping practices.

In addition, in December 2007, Kirk applied to the DEA for a 2008 ephedrine and pseudoephedrine manufacturing procurement quota. In April 2008, the DEA rejected Kirk’s application and Kirk is challenging its rejection which has been consolidated with the administrative proceeding commenced by the DEA.

A hearing has been scheduled before an administrative law judge to commence February 18, 2009. Based on the allegations made by the DEA, and the Company’s understanding of relevant facts and circumstances, it believes that the action commenced by the DEA is without merit and it intends to vigorously defend against this.

In a separate but related action, the United States of America commenced an action in the United States District Court District of New Jersey on July 3, 2008 to forfeit and condemn ephedrine guaifenesin products shipped to Kirk’s contract packager referenced above at an appraised value of approximately $680,000 and which were seized by the DEA. On September 2, 2008, the Company filed its answer and counterclaimed seeking an award of damages for wrongful seizure of the seized property as well as a declaratory judgment that the United States acted unlawfully, arbitrarily and capriciously in implementing the quota system.

There can be no assurance that the Company will prevail in these actions or that they will be resolved upon terms favorable to the Company. If the Company’s registration were revoked, denied or suspended, or if its quota application is rejected, the Company could no longer lawfully possess or distribute controlled substances or manufacture and distribute products containing the disallowed controlled substance which would have a material adverse effect on the Company’s business prospects, financial condition and results of operation.

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

NOTE 18 - LITIGATION (CONTINUED)

Nostrum

On June 27, 2008, the Company commenced a lawsuit in the United States District Court for the Southern District of New York against Mulye and Nostrum (Case No. 08-Civ-5861) seeking declaratory judgment for the immediate release to the Company of the Escrow Shares as well as damages for breach of contract and implied covenant of good faith and dealing. On August 13, 2008, Nostrum and Mulye filed an answer and counterclaim to the Company’s complaint and on August 26, 2008 they amended their answer. The counterclaim is seeking declaratory judgment for the immediate release to Nostrum of the Escrow Shares and the issuance to Nostrum of additional shares of common stock such that, under Nostrum’s theory, together with the Escrow Shares will represent 32% of the Company’s outstanding shares on a fully diluted basis. Most recently, on September 5, 2008, Nostrum and Mulye made a motion to the Court to dismiss the Company’s breach of contract and breach of implied covenant of good faith and dealing claims and the Company is in the process of responding to this motion. Both parties have recently filed motions for summary judgment seeking a ruling from the Judge regarding the return of the escrowed shares and the Court has scheduled a hearing for February 5, 2009. The Company intends to vigorously prosecute this case and believes its claims against Nostrum and Mulye are meritorious.

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

NOTE 19 - RELATED PARTY TRANSACTIONS

Singh Strategic Alliance

On April 20, 2007, the Company entered into a strategic alliance with Harcharan Singh. In connection with this strategic alliance, the Company and Kirk, entered into a Consulting Agreement with Mr. Singh (the “Consulting Agreement”) and Kirk issued to an affiliate of Mr. Singh, a note in the principal amount of $1,250,000 (the “Singh Note”). Mr. Singh was appointed to the Corporation’s board on May 23, 2008.

During the term of the Consulting Agreement, Mr. Singh is being retained to provide strategic consulting services to the Company. In consideration for these services, Mr. Singh receives a $10,000 monthly retainer and was issued 2,000,000 shares of the Company’s common stock and warrants to purchase a further 1,000,000 shares of the Company’s common stock. In addition, if the Company achieves annual earnings before interest, taxes, depreciation and amortization (EBITA) of at least $20,000,000, then Mr. Singh will be entitled to a further grant of 1,000,000 shares of Company’s common stock and warrants to purchase 500,000 shares of the Company’s common stock. The warrants were exercisable for a period of seven years from the date of grant at an initial exercise price of $2.00, subject to adjustment in certain circumstances, and contain a cashless or net issuance component. In connection with the Series C Preferred Stock Offering, the Company reduced the exercise price of the warrants to acquire 1,000,000 shares of the Company’s common stock to $0.75 and eliminated the cashless or net issuance component. The per share weighted value of the warrants to purchase 1,000,000 shares of common stock at $0.75 is $0.36. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 84%; risk free interest rate of 2% and expected life of seven years. The Company recorded a charge of $1,192,153 for the fiscal year ended October 31, 2007 to recognize the agreement.

On April 3, 2008, accrued consulting fees of $120,000 converted into a 2008 Bridge Note. Consulting fees amounting to $60,000 for the year ended October 31, 2008, are included in the accompanying financial statements. Subsequent to the end of fiscal year ended October 31, 2008, in connection with the Consulting Agreement, the Company’s board of directors authorized the grant of 125,000 shares of common stock to Mr. Singh. (See Note 20)

NOTE 19 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

NOTE 20 – SUBSEQUENT EVENTS

Maneesh and Singh Grant

On November 11, 2008, the Company’s board of directors authorized the grant of 500,000 shares of its common stock to Maneesh and 125,000 shares of our common stock to Harry Singh, both related parties of the Company, in consideration for their deferral in payment of certain fees due to them under the Joint Venture Agreement in the case of Maneesh and the Consulting Agreement in the case of Harry Singh.

Lane Compensation

On July 3, 2008, Dr. Lane resigned as the Company’s Chief Executive Officer and currently serves as the Company’s Chairman of the Board. On November 11, 2008, the Company agreed to compensate Dr. Lane’s services as Chairman of the Board pursuant to which he is to receive a salary of $120,000 per annum. In addition, the Company agreed to pay Dr. Lane severance of $400,000 as well as pay down Dr. Lane’s deferred compensation which was $214,102 at October 31, 2008 and reimburse Dr. Lane for expenses incurred by him which were $77,147 at October 31, 2008.

Body Dynamics

On December 19, 2008, Kirk commenced an action against Body Dynamics, Inc. (“Body Dynamics”) in the Circuit Court of the 17th Judicial District in Broward County, Florida. Body Dynamics is a customer to whom Kirk delivered goods and for which Kirk has not been paid. The Company is seeking judgment in the amount of $375,637 plus court costs and pre-judgment interest.

Getraer Separation Agreement

On January 27, 2009, the Company entered into a separation agreement with Mr. Getraer pursuant to which the Company agreed to pay Mr. Getraer severance of $175,000 less applicable withholding and deductions payable over ten months, unpaid salary of $8,154 less applicable withholdings and deductions as well as expense reimbursement of $1,658. In addition, the Company agreed to issue warrants to acquire 200,000 fully vested shares of the Company’s common stock at an exercise price of $0.75 per share exercisable at any time prior to July 31, 2012, it being acknowledged that Mr. Getraer holds no additional options, warrants or other rights to purchase the Company’s common stock.