Form 10-Q
period 2009-01-31
Synovics Pharmaceuticals
filed 2009-03-18
CIK 1030839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2009

or

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

As of March 13, 2009, there were 29,827,357 shares of common stock outstanding (not including 4,000,000 shares of common stock that the Company is obligated to issue).

SYNOVICS PHARMACEUTICALS, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2009	October 31, 2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,618	$65,986
Trade receivables, net	3,763,558	3,820,465
Inventory	2,635,466	2,901,664
Prepaid expenses and other current assets	625,785	377,269

Total Current Assets	7,044,427	7,165,384

PROPERTY - Net of accumulated depreciation of $1,035,039 and $911,452, respectively	2,409,396	2,483,577

OTHER ASSETS:
Security deposits	87,548	87,548
Deferred financing fees	357,645	698,449
Intangible assets - net of accumulated amortization of $1,495,656 and $1,463,877, respectively	431,674	463,454

Goodwill	11,447,698	11,447,698

Total Other Assets	12,324,565	12,697,149

TOTAL ASSETS	$21,778,388	$22,346,110

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$6,965,131	$5,978,001
Accrued interest	335,599	374,864
Accrued liabilities	3,682,888	4,054,738
Dividend payable	614,633	382,650
Notes payable - shareholders and others	450,000	500,000
Notes payable	40,000	40,000
Current portion of capital leases	101,569	70,291
Current portion of note payable - bank	2,200,000	2,100,000

Total current liabilities	14,389,821	13,500,545

LONG-TERM LIABILITIES:
Note payable bank, net of current portion	3,000,000	3,550,000
Capital lease obligation, net of current portion	350,809	294,071

Total Liabilities	17,740,630	17,344,615

STOCKHOLDERS’ EQUITY:
Series A preferred stock - $.001 par value - authorized, 600,000 shares; 591,850 and 591,850 issued and outstanding, respectively (liquidation preference of $798,998)	798,998	798,998
Series C preferred stock - $.001 par value - authorized, 100,000 shares; 28,955 and 0 issued and outstanding, respectively	28,955	28,955
Common stock - $.001 par value - authorized, 45,000,000 shares; 28,494,014 and 27,619,015 issued and outstanding, respectively	39,154	38,279
Additional paid-in capital	94,255,696	93,887,270
Accumulated deficit	(79,982,635)	(78,649,598)
Common Stock in Treasury	(10,952,410)	(10,952,410)
Subscription receivable	(150,000)	(150,000)

Total stockholders’ equity	4,037,758	5,001,495

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,778,388	$22,346,110

See notes to the condensed consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended

	January 31, 2009	January 31, 2008

REVENUES, net	$6,836,279	$4,255,120

COST OF REVENUES	4,495,019	3,262,772

GROSS PROFIT	2,341,260	992,348

OPERATING EXPENSES
Research and development	218,035	290,078
Selling, general, and administrative	2,757,039	1,693,210

Total expenses	2,975,075	1,983,288

OPERATING LOSS	(633,815)	(990,940)

OTHER INCOME (EXPENSES):
Other income	—	1,572
Interest expense, net	(467,239)	(1,235,336)

Total other (expenses) income	(467,239)	(1,233,764)

NET LOSS BEFORE PROVISION FOR INCOME TAX	(1,101,054)	(2,224,704)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,101,054)	$(2,224,704)

NET LOSS PER SHARE	$(0.04)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,343,652	23,547,066

See notes to the condensed consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE THREE MONTHS ENDED

	January 31, 2009	January 31, 2008

OPERATING ACTIVITIES:
Net loss	$(1,101,054)	$(2,224,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155,367	147,394
Amortization of deferred financing fees	340,805	360,697
Stock based compensation	369,300	—
Expenses satisfied with issuance of common stock	—	—
Changes in operating assets and liabilities:
Accounts receivable	56,908	1,377,310
Inventory	266,198	599,745
Prepaids and other current assets	(248,517)	(145,600)
Accounts payable	1,165,131	(105,220)
Accrued interest	(39,265)	282,869
Accrued liabilities	(371,850)	519,749

Net cash provided in operating activities	593,022	812,241

INVESTING ACTIVITIES:
Purchase of machinery and equipment	(49,406)	(132,879)

Net cash used in investing activities	(49,406)	(132,879)

FINANCING ACTIVITIES:
Repayment of debt	(500,000)	(664,785)
Repayment of capital leases	(89,984)	(13,573)

Net cash used in financing activities	(589,984)	(678,358)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,368)	1,004

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	65,986	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,618	$1,004

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Purchase of equipment through capital leases	178,000	—
Cash paid for interest	143,710	—

	$321,710	$—

See notes to the condensed consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements of Synovics Pharmaceuticals, Inc. (“Synovics”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended January 31, 2009 are not necessarily indicative of the operating results that may be achieved for the entire fiscal year ending October 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with Synovics’ financial statements and accompanying notes thereto as of and for the fiscal year ended October 31, 2008. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Synovics has incurred accumulated operating losses of $79,982,635 through January 31, 2009 which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and Synovics’ inability to generate operating profits and positive cash flows from operations indicate that Synovics may not be able to continue as a going concern for a reasonable period of time.

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

Effective November 1, 2007, the Company adopted the provisions of FASB’s Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take on a tax return in its financial statements. FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. No such amounts were accrued for at November 1, 2008. Additionally, no adjustments related to uncertain tax positions were recognized during the three months ended January 31, 2009.

The Company recognizes interest and penalties related to uncertain tax positions as a reduction of the income tax benefit. No interest and penalties related to uncertain tax positions were accrued as of January 31, 2009.

The Company operates in multiple tax jurisdictions within the United States of America. Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitation expire. As of January 31, 2009, the tax returns for years ended 2005 onwards remain subject to examination for our federal and major state tax jurisdictions. The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2– PER SHARE (LOSS) INFORMATION

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Consolidated Statements of Operations. Common stock equivalents totaling 58,567,765 and 9,438,765 were excluded from the computation of Diluted EPS for the three months ended January 31, 2009 and 2008, respectively as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended January 31,

	2009	2008

Numerator:
Net income (loss) (in thousands):	$(1,101,054)	$(2,224,704)

Denominator:
Weighted-average shares of common stock outstanding	28,343,652	23,547,066

Net loss per share:
Basic and diluted	$(0.04)	$(0.09)

NOTE 3 – NOSTRUM SETTLEMENT AND RELEASE OF NOSTRUM GUARANTEE

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
(UNAUDITED)

NOTE 3 – NOSTRUM SETTLEMENT AND RELEASE OF NOSTRUM GUARANTEE (CONTINUED)

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

On April 29, 2008, the guarantees given by Nostrum and Mulye were replaced with a letter of credit issued by an affiliate of Maneesh Pharmaceuticals Ltd. (“Maneesh”) in favor of BOI securing the BOI Loan. Maneesh is an affiliate of the Company and three of its designees presently serve on the Company’s board of directors. Consequently, the Company delivered a notice to the escrow agent, pursuant to the terms of the escrow agreement demanding release to the Company of the Escrow Shares. Nostrum is currently contesting the release of the Escrow Shares and the Company commenced an action in the Federal District Court of the Southern District of New York (the “Court”) (see Note 8).

The Escrow Shares are being treated as treasury stock. The cost of the shares included in treasury stock at January 31, 2009 was $10,767,610. In the event that the Court orders the release of any Escrow Shares to Nostrum from escrow, the Company may recognize an additional charge at that time.

As an inducement for replacing the guarantees, the Company issued 4,000,000 shares of its common stock to Maneesh and provided anti-dilution protection in the event that all or part of the Escrow Shares are ultimately released to Nostrum. These shares were valued at $1,040,000 and were expensed during the fiscal year ended 2008.

NOTE 4 - NOTE PAYABLE - BANK

In May 2006, the Company entered into a bank financing with the Bank of India (“BOI”) as senior secured debt in the principal amount $10,500,000 (the “BOI Credit Facility”). Of the principal, $5,250,000 could only be utilized for working capital purposes, the amount borrowed to equal 70% of the value of fully paid inventory and the accounts receivable and 100% of the cash in the accounts maintained by the borrower at the bank. The interest rate is 1% above the bank’s prime rate (8% at January 31, 2009). Interest is payable monthly. In September, 2007, the amount of the loan was reduced by $5,250,000 held back for working capital purposes. As of January 31, 2009, the outstanding principal balance due under the BOI Credit Facility was $5,200,000.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - NOTE PAYABLE – BANK (CONTINUED)

Future maturities of notes payable - bank are as follows:

Year ended January 31,

2010	$3,000,000

2011	$2,200,000

$5,200,000

Interest expense under the note payable was $143,710 and $163,894 for the three months ended January 31, 2009 and 2008, respectively.

NOTE 5 - NOTES PAYABLE - SHAREHOLDERS AND OTHER RELATED PARTIES

The Company entered into a promissory note (the “Copanos Note”) in the principal amount of $3,000,000 with the seller, John Copanos, as partial consideration for the acquisition of Kirk and ANDAPharm.

During the year ended October 31, 2007, $1,000,000 was paid to the seller. During the year ended October 31, 2008, the Company paid an additional $1,500,000 to the seller with a principal balance of $500,000 remaining outstanding. Commencing January 1, 2009, the Company began paying down the principal due on the Copanos Note and during the three months ended January 31, 2009, paid $50,000 of principal. The Copanos Note bore interest of 12% per annum from October 3, 2007 to January 14, 2008 and 15% per annum from January 15, 2008 to May 1, 2008. From May 2, 2008 to August 31, 2008, the note bore an interest rate of 18% per annum and from September 1, 2008 onwards it bears an interest rate of 24% per annum with interest payments payable monthly. As of January 31, 2009, there was unpaid interest of $35,067, which has been included in these financial statements. Interest expense under the Copanos Note was $30,400 and $64,167 for the three months ended January 31, 2009 and 2008, respectively. In connection with renegotiation of the repayment terms of the Copanos Note, the Company consented, in the case of default, to the seller obtaining a final judgment without necessity of a further hearing.

In addition, in connection with the renegotiation of the repayment terms of the Copanos Note, on March 19, 2008, the Company issued to the seller a seven year warrant to acquire 2,100,000 shares of the Company’s common stock exercisable at $1.00 per share (the “Seller Warrant”). Of the shares issuable upon exercise of the warrant, 1,400,000 are immediately exercisable and the remaining 700,000 are exercisable if the seller is employed by the Company or its subsidiary on March 19, 2009 except that if Ronald Lane is removed or resigns from the Company’s board of directors, then such 700,000 shares shall become immediately exercisable. As a result of the Company’s Series C Preferred Stock offering that initially closed on May 9, 2008 (the “Series C Preferred Stock Offering”), the exercise price of the Seller Warrant automatically reduced to $0.75. The Company also agreed to include the shares issuable upon exercise of the Seller Warrant in the Company’s next registration statement subject to reasonable adjustments as may be required by the investor or investor group whose shares are also being registered.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - NOTES PAYABLE - SHAREHOLDERS AND OTHER RELATED PARTIES (CONTINUED)

The per share weighted value of the warrants to purchase 2,100,000 shares of common stock at $0.75 per share is $0.35. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 80%; risk free interest rate of 2.25%; and expected life of seven years.

NOTE 6 - 2007 PRIVATE PLACEMENT

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

The subscription agreement requires the Company to file a registration statement, covering the securities sold in the 2007 Private Placement within 30 days of final closing of the 2007 Private Placement and use its best efforts to cause the registration statement to become effective within 90 days of final closing. If the registration statement has not been declared effective within 150 days following final closing, the Company has agreed to pay to the investors liquidated damages, payable in cash or common stock, of 1.5% of the purchase price paid by the investor in the 2007 Private Placement and 1% of the purchase price paid by the investor in the 2007 Private Placement for each subsequent 30 day period, with the total of the foregoing capped at 9%. The Company recognized $103,000 of penalties as of January 31, 2009, which is reflected as interest expense.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

On November 11, 2008, the Company’s board of directors authorized the grant of 125,000 shares of common stock to Mr. Singh, in consideration for his deferral in payment of certain fees due to him under the Consulting Agreement (see also Note 9).

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

On November 11, 2008, the Company’s board of directors authorized the grant of 500,000 shares of its common stock to Maneesh in consideration for its deferral in payment of certain fees due to it under the Joint Venture Agreement (see also Note 9).

Lane Compensation

On July 3, 2008, Dr. Lane resigned as the Company’s Chief Executive Officer and currently serves as the Company’s Chairman of the Board. On November 11, 2008, the Company agreed to compensate Dr. Lane’s services as Chairman of the Board pursuant to which he is to receive a salary of $120,000 per annum. In addition, the Company agreed to pay Dr. Lane severance of $400,000 of which $372,308 is outstanding at January 31, 2009 as well as pay down Dr. Lane’s deferred compensation which was $188,716 at January 31, 2009 and reimburse Dr. Lane for expenses incurred by him which were $60,846 at January 31, 2009.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

Getraer Separation Agreement

On January 27, 2009, the Company entered into a separation agreement with Steven Getraer, the Company’s former Chief Financial Officer, pursuant to which the Company agreed to pay Mr. Getraer severance of $175,000 less applicable withholding and deductions payable over ten months, unpaid salary of $8,154 less applicable withholdings and deductions as well as expense reimbursement of $1,658. In addition, the Company issued to Mr. Getraer warrants to acquire 200,000 fully vested shares of the Company’s common stock at an exercise price of $0.75 per share exercisable at any time prior to July 31, 2012, it being acknowledged that Mr. Getraer holds no additional options, warrants or other rights to purchase the Company’s common stock. The per share weighted value of the warrants was $0.31 or $62,000 which was charged to general and administrative expense. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 84% risk free interest rate of 2%; and expected life of 5 years.

NOTE 8 - LITIGATION

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

In addition, in December 2007, Kirk applied to the DEA for a 2008 ephedrine and pseudoephedrine manufacturing procurement quota. In April 2008, the DEA rejected Kirk’s application and Kirk is challenging its rejection which has been consolidated with the administrative proceeding commenced by the DEA. Kirk’s application for a 2009 ephedrine and pseudoephedrine manufacturing procurement quota also remains pending.

During February and March 2009 hearings on the merits of the case were held before an administrative judge and a further hearing has been scheduled for June 2009. Based on the allegations made by the DEA, and the Company’s understanding of relevant facts and circumstances, it believes that the action commenced by the DEA is without merit and the Company intends to vigorously defend against this.

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

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – LITIGATION (CONTINUED)

Nostrum

On June 27, 2008, the Company commenced a lawsuit in the United States District Court for the Southern District of New York against Mulye and Nostrum (Case No. 08-Civ-5861) seeking declaratory judgment for the immediate release to the Company of the Escrow Shares as well as damages for breach of contract and implied covenant of good faith and dealing. On August 13, 2008, Nostrum and Mulye filed an answer and counterclaim to the Company’s complaint and on August 26, 2008 they amended their answer. The counterclaim is seeking declaratory judgment for the immediate release to Nostrum of the Escrow Shares and the issuance to Nostrum of additional shares of common stock such that, under Nostrum’s theory, together with the Escrow Shares will represent 32% of the Company’s outstanding shares on a fully diluted basis. Both parties have filed motions for summary judgment seeking a ruling from the Judge regarding the return of the Escrow Shares and are awaiting a decision from the Court. The Company intends to vigorously prosecute this case and believes its claims against Nostrum and Mulye are meritorious.

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

Body Dynamics

On December 19, 2008, Kirk commenced an action against Body Dynamics, Inc. (“Body Dynamics”) in the Circuit Court of the 17th Judicial District in Broward County, Florida. Body Dynamics is a customer to whom Kirk delivered goods and for which Kirk has not been paid. The Company is seeking judgment in the amount of $375,637 plus court costs and pre-judgment interest. On February 6, 2009, the case was moved by Body Dynamics to the United States District Court Southern District of Florida and on the same day Body Dynamics filed its answer to the complaint. Mediation hearings are being scheduled for April 2009.

NOTE 9 – STOCKHOLDERS’ EQUITY

During the quarter ended January 31, 2009, the Company’s board of directors authorized the grant of 500,000 shares of its common stock to Maneesh and 125,000 shares of its common stock to Mr. Singh. The Company valued the shares for Maneesh at $175,000 and the shares for Mr. Singh at $43,750 which was charged to general and administrative expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008 (the “10-K”) and the Unaudited Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Our Business

          We are a specialty pharmaceutical company implementing what is referred to as a global “Front-End” growth strategy - the core of our business model. This strategy incorporates targeting a series of partnering relationships with international pharmaceutical companies to supply us with low-cost competitive pharmaceutical products, both active pharmaceutical ingredients (“APIs”) and finished dosage forms. As a result of the acquisition of Kirk Pharmaceuticals LLC (“Kirk”) and ANDAPharm LLC (“ANDAPharm”) in May 2006, we have a facility in Fort Lauderdale operating under cGMP (current good manufacturing practices) guidelines for the manufacturing and distribution of over-the-counter (“OTC”) private label drugs and prescription drugs (“Rx”).

          We have initiated our Front-End strategy, which sources low cost, high-quality products developed and manufactured internationally, and packages and distributes to our customers through our Florida operation. Our access to low-cost raw materials and manufacturing is the cornerstone of the Front-End strategy and key to our dual objectives of growing our OTC business and introducing a pipeline of Rx generic drugs. A critical key to this strategy and its implementation is our alliance with Maneesh Pharmaceuticals Ltd. (“Maneesh”) and Harcharan (Harry) Singh of Glopec International. Maneesh is an international pharmaceutical company with its headquarters located in Mumbai, India. Harry Singh is a pharmaceutical industry veteran with a 20 year proven track record of sourcing competitive pharmaceutical products for North America from Asia and Europe.

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

          From 2005 to mid-2007, our focus for revenue growth was the development of oral controlled-release generic drug formulations utilizing proprietary drug formulations and delivery technologies under license from Nostrum. During 2007, we amended our focus and business model as a result of the impact of two factors: first, our disassociation from Nostrum following the July 2007 settlement of the Nostrum legal actions; second, our new strategic alliances with Maneesh and Harry Singh established in May 2008 and April, 2007, respectively. These alliances are principally designed to assist us in sourcing low-cost APIs and generic drug applications (abbreviated new drug applications - ANDAs), submitted by international pharmaceutical companies to the FDA and approved for sale in the United States drug market and is the foundation of our current business model.

          We are firstly a manufacturer, packager and distributor of private label, or store brand, OTC products to chain drug stores, wholesalers and distributors throughout the United States. The U.S. market for manufacturing and distribution of OTC drugs, is approaching $4 billion in size and is dominated by Perrigo Company, with sales approximating 50% of the total store brand or private label market. The private label market is growing substantially with the drug stores continuing to develop and expand their “store brands” to compete with the traditional “national brands”. Presently, in the categories in which we are supplying products, store brands exceed approximately 35% of our total sales and we expect this to reach more than 50% over the next few years. We believe that this growth provides us with a great opportunity to grow our OTC sales and that with our focus on competitive pricing and customer service, we believe that we can, with adequate capitalization and assuming certain DEA actions, as described in the “Legal Proceedings” in Item 1 of Part II of this Form 10-Q, are resolved in a manner favorable to us, continue to grow our OTC business in the U.S. substantially.

          Our OTC product categories include analgesics, cough and cold, antihistamines, asthma relief and laxatives. Executing our Front-End strategy, Kirk has initiated the shifting of manufacturing of its high-volume commodity OTC drugs internationally to effect cost savings and maintain competitiveness. These products are manufactured internationally and shipped in bulk to Fort Lauderdale for packaging and distribution to our customers. We do manufacture certain OTC products in our Fort Lauderdale facilities for reasons of size of a given production, cost or convenience. Our OTC products are subject to control by the DEA and will continue to be manufactured (as well as packaged and distributed) through our Fort Lauderdale facilities and assuming certain DEA actions, as described in “Legal Proceedings” in Item 1 of Part II of this Form 10-Q are resolved in a manner favorable to us.

          In addition to the OTC business, we are a manufacturer, packager and distributor of private label solid dosage Rx products. These products are sold through several distribution channels under exclusive or semi-exclusive agreements. These agreements include minimum sales requirements.

          Our Front-End strategy is the source of a developing pipeline of targeted in-licensed generic Rx drug (FDA approved or to be filed) candidates. The Front-End strategy is founded on the fact that a variety of first-quality small to medium international pharmaceutical companies, well financed with state of the art manufacturing facilities, have developed and in many cases filed ANDAs with the FDA for the U.S. market, but have no marketing or distribution presence in the US market, i.e. no front-end. We have entered into a joint venture agreement with Maneesh that not only provides development and manufacturing of both OTC and Rx drugs, but resources of personnel, operating and IT systems as well as consulting on facilities build-out and equipment procurement. Maneesh has a variety of drug development and manufacturing facilities in various locations throughout the world, although we are coordinating principally with the operations in India. Harry Singh has a long standing business relationships with numerous other pharmaceutical companies in India (and their owners) and is directing many of our steps in arranging agreements for ANDA in-licensing, low-cost APIs and specialty contract manufacturing. We source finished product internationally, then package and distribute through Florida; the customer belongs to Synovics.

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

          During the fiscal year ended October 31, 2008, we completed a series of closings of a Series C Preferred Stock Offering that resulted in the issuance of 28,138 shares of Series C Preferred Stock, convertible into 28,138,000 shares of our common stock, subject to adjustment, and warrants to acquire 18,780,200 shares of our common stock. The incremental gross proceeds to us from the Series C Preferred Stock Offering were $7,780,000 and together with a bridge note offering that immediately preceded the Series C Preferred Stock Offering, the incremental gross proceeds to us were $9,335,000. We principally used this infusion of cash to reduce our debt. Management believes that the restructuring of our balance sheet and the reduction of our short term and long term debt will provide management with greater flexibility to make operational decisions for growth and focus on implementing our Front-End strategy.

          Since our inception through the current fiscal year, we have received an opinion noting the substantial doubt about our ability to continue as a going concern from our independent auditors due to the significant recurring operating losses.

Results of Operations

          The following table sets forth, for the periods indicated, financial information related to operations, as well as expressed as a percentage of our net revenue:

	THREE MONTHS ENDED JANUARY 31,

	2009		2008

Net Revenues	$6,836,279	100.0%	$4,255,120	100.0%
Cost of Revenues	4,495,019	66%	3,262,772	77%

Gross Profit	2,341,260	34%	992,348	23%
Operating Expenses
Research and development	218,035	3%	290,078	7%
Selling, general and administrative	2,757,039	40%	1,693,210	40%
Total Operating Expenses	2,975,075	43%	1,983,288	47%

Loss from Operations	(633,815)	(9)%	(990,940)	(24)%
Other Expenses	(467,239)	(7)%	(1,233,764)	(29)%
Provision (Benefit) for Income Tax	0	0%	0	0%

Net Loss	$(1,101,054)	(16)%	$(2,224,704)	(53)%

Results of Operations for Three Months Ended January 31, 2009 compared to Three Months Ended January 31, 2008

          Consolidated revenues for the three months ended January 31, 2009 were $6,836,279 compared to $4,255,120 for the same period in 2008, an increase of approximately 61% over the prior fiscal quarter. This increase results from increases in sales of the Rx product line and the introduction of a new OTC product. Our sales could be negatively impacted in the future as a result of the rejection of our application to the DEA for our 2008 and 2009 procurement quota as well as the related DEA administrative proceeding commenced against us to, among other things, revoke our DEA license to manufacture and distribute controlled substances. If we do not prevail in this action, this will have a material adverse effect on our business, prospects, financial condition and results of operation. See Part II, Item 1 “Legal Proceedings.”

          During the three months ended January 31, 2009, sales of products containing ephedrine and guaifenesin accounted for approximately 27% of sales as compared to approximately 42% for the same period in 2008.

          Our three largest customers represented approximately 58% of the sales for the three months ended January 31, 2009. Although we believe Kirk has good working relationships with each of these customers, Kirk is working to further relationships with these and other entities in order to continue to broaden its sales base.

          Cost of revenues for the three months ended January 31, 2009 was $4,495,019 compared to $3,262,772 for the three months ended January 31, 2008. This increase is directly attributable to our increase in sales revenue. Our gross profit percentage increased to 34% from 23% as a result of increases in sales of our Rx product line and the introduction of a new OTC product that sell at a higher margin than our current inventory of products.

          Research and development expenses for the three months ended January 31, 2009 was $218,035 compared to $290,078 for the three months ended January 31, 2008. The research and development expenses are in line with our historical norms. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

          Selling, general, and administrative expenses for the three months ended January 31, 2009 was $2,757,039 as compared to $1,693,210 for the three months ended January 31, 2008. The increase in selling, general and administrative expenses is a result of an increase in legal expense as well as non-cash stock based compensation expense which was not incurred during the same period in 2008.

          Interest expense for the three months ended January 31, 2009 was $467,239 as compared to $1,235,336 for the three months ended January 31, 2008. The reason for this reduction is a result of the significant reduction in outstanding debt during the previous fiscal year.

          As a result of the foregoing, the net loss for the three months ended January 31, 2009 was $1,101,054 or ($0.04) per share, as compared to a net loss of $2,224,704 or ($0.09) per share for the three months ended January 31, 2008.

Liquidity and Capital Resources

          To date, our operations have not generated sufficient cash flow to satisfy our capital needs. We have financed our operations primarily through the private sale of common stock, warrants and debt securities. We had a working capital deficit of $7,345,393 at January 31, 2009 as compared with $6,335,161 at October 31, 2008. Cash and cash equivalents were $19,618 at January 31, 2009, as compared with $65,986 at October 31, 2008.

          Net cash provided in operating activities during the three months ended January 31, 2009 was $593,022. This resulted from our net loss of $1,101,054 reduced by significant amortization of loan discounts and increases in current liabilities accounts. We have generally incurred negative cash flows from operations since inception. We expect the negative cash flow will be reduced in the future as our short and long term debt obligations, and financing expenses are reduced or eliminated.

          Net cash used in investing activities during the three month period ended January 31, 2009 was $49,406. These funds were used for capital expenditures funded through leasing activities. Net cash used in financing activities during the three month period ended January 31, 2009 was $589,984.

          We will require additional equity and/or debt financing for fiscal year 2009 to fund our operations and to satisfy our debt service obligations. There can be no assurance given that we will be successful in the sale of our equity or obtaining additional capital from other sources or means.

          Our auditors have emphasized the uncertainty related to our ability to continue as a going concern in their audit report for the year ended October 31, 2008.

          We have not entered into any material capital expenditure agreements or engaged in any off balance sheet financing.

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

          Changes in Internal Control Over Financial Reporting

          There were no changes in our internal controls over financial reporting which occurred during the most recent fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

          In addition, in December 2007, Kirk applied to the DEA for a 2008 ephedrine and pseudoephedrine manufacturing procurement quota. In April 2008, the DEA rejected Kirk’s application and Kirk is challenging its rejection which has been consolidated with the administrative proceeding commenced by the DEA. Kirk’s application for a 2009 ephedrine and pseudoephedrine manufacturing procurement quota also remains pending.

          During February and March 2009 hearings on the merits of the case were held before an administrative judge and a further hearing has been scheduled for June 2009. Based on the allegations made by the DEA, and our understanding of relevant facts and circumstances, we believe that the action commenced by the DEA is without merit and we intend to vigorously defend against this.

          In a separate but related action, the United States of America commenced an action in the United States District Court District of New Jersey on July 3, 2008 to forfeit and condemn ephedrine guaifenesin products shipped to Kirk’s contract packager referenced above at an appraised value of approximately $680,000 and which were seized by the DEA. On September 2, 2008, Kirk filed its answer and counterclaimed seeking an award of damages for wrongful seizure of the seized property as well as a declaratory judgment that the United States acted unlawfully, arbitrarily and capriciously in implementing the quota system.

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

Nostrum

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

          On August 13, 2008, Nostrum and Mulye filed an answer and counterclaim to our complaint and on August 26, 2008 they amended their answer. The counterclaim is seeking declaratory judgment for the immediate release to Nostrum of the Escrow Shares and the issuance to Nostrum of additional shares of common stock such that, under Nostrum’s theory, together with the Escrow Shares will represent 32% of our outstanding shares on a fully diluted basis. Both parties have filed motions for summary judgment seeking a ruling from the Judge regarding the return of the Escrow Shares and are awaiting a decision from the Court. We intend to vigorously prosecute this case and believe our claims against Nostrum and Mulye are meritorious.

Stockbridge

          On June 9, 2008, an action was commenced by Stockbridge Capital Investors, Inc. (“Stockbridge”) against us in the Superior Court of the State of Arizona in the County of Maricopa. The complaint alleges that we breached a letter agreement with Stockbridge by not paying Stockbridge a “success” fee to which it claims entitlement. The complaint seeks damages to be proven at trial together with attorneys’ fees and costs. On September 2, 2008 we filed our answer. Based on the allegations in the amended complaint, and our understanding of relevant facts and circumstances, we believe that the claims made by the plaintiff in this lawsuit are without merit and we intend to vigorously defend against them.

Body Dynamics

          On December 19, 2008, Kirk commenced an action against Body Dynamics, Inc. (“Body Dynamics”) in the Circuit Court of the 17th Judicial District in Broward County, Florida. Body Dynamics is a customer to whom we delivered goods and for which we have not been paid. We are seeking judgment in the amount of $375,637 plus court costs and pre-judgment interest. On February 6, 2009, the case was moved by Body Dynamics to the United States District Court Southern District of Florida and on the same day Body Dynamics filed its answer to our complaint. Mediation hearings are being scheduled for April 2009.

ITEM 1A.	RISK FACTORS.

          We had no material changes to our risk factors as previously disclosed in its Form 10-K for the year ended October 31, 2008 filed with the Securities and Exchange Commission on February 5, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          On November 11, 2008, our board of directors authorized the grant of 500,000 shares of our common stock to Maneesh and 125,000 shares of our common stock to Harry Singh, both affiliates of ours, in consideration for their deferral in payment of certain fees due to them under a joint venture agreement in the case of Maneesh and a consulting agreement in the case of Harry Singh. We have not issued these shares although we are treating them, for the purposes of this Quarterly Report on Form 10-Q, as if they were issued and outstanding.

          The securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.	OTHER INFORMATION.

          None

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

Date: March 17, 2009

	By:	/s/ Jyotindra Gange

Jyotindra Gange
Principal Executive Officer