Form 10-K/A
period 2008-10-31
Synovics Pharmaceuticals
filed 2009-06-12
CIK 1030839

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
To

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

          We are providing this Amendment No. 1 (the “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed with the Securities and Exchange Commission on February 5, 2009 (the “Original Report”) to present impairment losses recognized during years ended October 31, 2008 and October 31, 2007 as operating expenses in the consolidated statement of operations, make corresponding changes in item 6 of the Amended Report and revise the disclosures concerning intangible assets in note 1 of the consolidated financial statements. In addition, new certifications are filed as exhibits to the Amended Report. However, the Amended Report sets forth our Annual Report on Form 10-K in its entirety.

          Except as described above, we have not modified or updated other disclosures contained in the Original Report. Accordingly, this Amended Report, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original Report or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures made at the date of the filing of the Original Report.

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

	Year Ended October 31,

	2008	2007	2006	2005	2004
Gross Revenues	$26,395,077	$25,236,325	$10,516,398	$8,192	$98,767
Net Revenues	$25,959,579	$23,466,311	$10,516,398	$8,192	$98,767
Cost of Sales	$16,988,322	$16,837,126	$8,158,727	$45,289	$18,269
Gross Profit (Loss)	$8,971,257	$6,629,185	$2,357,671	($37,097)	$80,498
Operating Expenses	$12,115,642	$20,900,042	$5,976,857	$1,874,468	$866,913
Other Income (Expense)	($861,446)	($6,587,027)	($3,909,716)	($999,695)	($337,921)
Net Loss	($4,005,831)	($20,857,884)	($8,571,021)	($2,911,260)	($1,124,336)
Basic and Diluted Loss Per Share	($0.17)	($1.09)	($0.33)	($0.14)	($0.14)

Weighted Average Shares Outstanding (1)	23,547,066	19,070,573	26,044,630	20,094,784	7,840,496
Balance Sheet Data:
Working Capital (Deficit)	($6,335,161)	($19,458,269)	($5,289,000)	($3,713,386)	($3,079,327)
Total Assets	($22,346,110)	$23,333,897	$38,882,650	$16,911,555	$2,875,306
Total Liabilities	($17,344,616)	$31,438,023	$25,779,163	$5,607,804	$3,779,939
Stockholders equity (deficit)	(5,001,494)	($8,104,126)	$13,103,487	$11,303,751	($904,633)

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

SYNOVICS PHARMACEUTICALS INC.

Dated: June 11, 2009	By:	/s/ Jyotindra Gange

Name: Jyotindra Gange
Title: Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Title		Date

/s/ Jyotindra Gange	Principal Executive Officer,	June 11, 2009
Director
Jyotindra Gange	(Principal Executive Officer)

/s/ Mahendra Desai	Chief Financial Officer	June 11, 2009
(Principal Accounting Officer)
Mahendra Desai

/s/ Ronald H. Lane	Chairman of the Board	June 11, 2009

Ronald H. Lane

/s/ Vinay Sapte	Director	June 11, 2009

Vinay Sapte

/s/ Maneesh Sapte	Director	June 11, 2009

Maneesh Sapte

/s/ Harcharan Singh	Director	June 11, 2009

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

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED OCTOBER 31,
	2008	2007	2006

REVENUES, net	$25,959,579	$23,466,311	$10,516,398

COST OF REVENUES	16,988,322	16,837,126	8,158,727

GROSS PROFIT	8,971,257	6,629,185	2,357,671

OPERATING EXPENSES
Research and development	1,177,313	1,289,833	1,200,000
Impairment Loss	660,919	4,006,386	-
Selling, general, and administrative	10,277,409	15,603,823	4,776,857
Total expenses	12,115,642	20,900,042	5,976,857

OPERATING LOSS	(3,144,385)	(14,270,857)	(3,619,186)

OTHER INCOME (EXPENSES):
Other income	-	12,503	-
Loss on disposal of assets	(20,342)	(198,568)	-
Settlement registration rights liabilty	3,325,747	-	-
Interest expense, net	(4,166,852)	(6,400,962)	(3,909,716)

Total other (expenses) income	(861,446)	(6,587,027)	(3,909,716)

NET LOSS BEFORE PROVISION FOR
INCOME TAX	(4,005,831)	(20,857,884)	(7,528,902)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(4,005,831)	(20,857,884)	(7,528,902)
Equity in the loss of InCon Processing, LLC.	-	-	(1,042,119)

NET LOSS	$(4,005,831)	$(20,857,884)	$(8,571,021)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
FROM CONTINUING OPERATIONS	(0.17)	(1.09)	(0.29)
FROM DISCONTINUED OPERATIONS	-	-	(0.04)

NET LOSS PER SHARE	(0.17)	$(1.09)	$(0.33)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	23,547,066	19,070,573	26,044,630

See notes to the condensed consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Warrants		Paid in	Accumulated	Treasury stock		Subscription	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Number	Amount	Capital	Deficit	Shares	Amount	Receivable	Equity (Deficit)
Balances, October 31, 2005	591,850	$798,998	-	$-	22,681,775	$22,681	431,896	$511,650	$54,802,633	$(44,832,212)	-	$-	$-	$11,303,750
Issuance of common stock	-	-	-	-	3,362,902	3,363	-	-	7,499,542	-	-	-	-	7,502,905
Warrants issued	-	-	-	-	-	-	564,996	300,326	(300,326)	-	-	-	-	-
Warrants expired	-	-	-	-	-	-	(10,000)	(405)	405	-	-	-	-	-
Warrants issued in connection with convertible
bridge notes	-	-	-	-	-	-	883,526	3,328,401	(3,328,401)	-	-	-	-	-
Beneficial conversion feature of convertible bridge
notes	-	-	-	-	-	-	-	-	3,202,653	-	-	-	-	3,202,653
Options issued	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Options canceled	-	-	-	-	-	-	(6,000)	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	(8,571,021)	-	-	-	(8,571,021)
Subscription receivable on sale of warrants	-	-	-	-	-	-	-	-	-	-	-	-	(150,000)	(150,000)
Acquisition of treasury stock	-	-	-	-	-	-	-	-	-	-	59,000	(184,800)	-	(184,800)
Balances, October 31, 2006	591,850	798,998	-	-	26,044,677	26,044	1,864,418	4,139,972	61,876,506	(53,403,233)	59,000	(184,800)	(150,000)	13,103,487
Issuance of common stock	-	-	-	-	1,095,000	1,095	-	-	550,690	-	-	-	-	551,785
Stocks and warrants issued	-	-	-	-	-	-	1,712,500	324,473	1,501,114	-	-	-	-	1,825,587
Stocks and warrants issued in connection with
convertible debt	-	-	-	-	648,506	649	366,664	251,088	-	-	-	-	-	251,737
Warrants issued in connection with note
conversion	-	-	-	-			525,000	177,464	2,270,735	-	-	-	-	2,448,199
Stock and warrants issued for sevices	-	-	-	-	2,000,000	2,000	4,378,333	-	5,249,195	-	-	-	-	5,251,195
Stocks and warrants issued for interest	-	-	-	-	50,000	50	-	-	89,324	-	-	-	-	89,374
Net Loss	-	-	-	-	-	-	-	-	-	(20,857,884)	-	-	-	(20,857,884)
Acquisition of treasury stock	-	-	-	-	(10,661,000)	-	-	-	-	-	10,661,000	(10,767,610)	-	(10,767,610)
Balances, October 31, 2007	591,850	798,998	-	-	19,177,183	29,838	8,846,915	4,892,997	71,537,564	(74,261,117)	10,720,000	(10,952,410)	(150,000)	(8,104,130)
Stock for loan gaurantee	-	-	-	-	4,000,000	4,000	-	-	1,036,000	-	-	-	-	1,040,000
Warrants issued or repriced	-	-	-	-	-	-	4,180,000	1,467,925	1,548,465	-	-	-	-	3,016,390
Warrants cancelled or expired	-	-	-	-	-	-	(3,920,000)	(932,191)		-	-	-	-	(932,191)
Stocks and warrants issued in connection with
convertible debt	-	-	28,955	28,955	3,394,712	3,395	18,500,200	3,263,837	9,956,277	-	-	-	-	13,252,464
Stock and warrants issued for sevices	-	-	-	-	1,047,120	1,047	1,413,800	434,824	681,570	-	-	-	-	1,117,441
Series C Preferred dividend	-	-	-	-	-	-	-	-	-	(382,649)	-	-	-	(382,649)
Net Loss	-	-	-	-	-	-	-	-	-	(4,005,831)	-	-	-	(4,005,831)
Balances, October 31, 2008	591,850	$798,998	28,955	$28,955	27,619,015	$38,280	29,020,915	$9,127,392	$84,759,876	$(78,649,597)	10,720,000	$(10,952,410)	$(150,000)	$5,001,494)
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

The Company operates in one operating segment consisting of interrelated activities with respect to generic drugs; consequently, the Company performs its reviews for impairment from a company wide perspective. The review for impairment consisted of determining a valuation of the Company for comparison against the carrying value of the Company’s recorded net assets. The Company determined its value by discounting projected net operating cash flows based on its weighted average cost of capital. The weighted average cost of capital was determined based on an estimated cost of debt of 8% and an estimated cost of equity capital of 6% weighted by using the Company’s ratio of debt to equity. The projected net operating cash flows were determined from historical base periods which consisted of several scenarios including the 2008 net operating cash flows and the average operating cash flows for the years 2004 through 2008. The projections were also determined using assumed annual growth rates ranging from 0% to 20%.

Although substantial doubts have been raised about the Company’s ability to continue as a going concern because the Company has experienced significant operating losses and negative cash flows from operations in each of the last three fiscal years, management believes that funding alternatives will be available to allow it to address its current financial requirements and to enable it to stabilize its financial condition. The projected net operating cash flows take into account the Company’s newly initiated Front-End business strategy, which sources low cost, high-quality products developed and manufactured internationally, and packages and distributes the products to customers through the Company’s Florida operation.

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