Form 10-Q
period 2009-04-30
Synovics Pharmaceuticals
filed 2009-06-22
CIK 1030839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2009

or

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]      Accelerated filer [   ]      Non-accelerated filer [X]      Smaller reporting company [   ]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 31, 2009 there were 29,827,357 shares of common stock outstanding (including 4,000,000 shares of common stock that the Company is obligated to issue).

SYNOVICS PHARMACEUTICALS, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30,	October 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,283	$65,986
Trade receivables, net	2,529,228	3,820,465
Inventory	2,103,361	2,901,664
Prepaid expenses and other current assets	492,447	377,269
Total Current Assets	5,134,320	7,165,384
PROPERTY - Net of accumulated depreciation of $1,118,234
and $911,452, respectively	2,324,392	2,483,577

OTHER ASSETS:
Security deposits	87,548	87,548
Deferred financing fees	56,243	698,449
Intangible assets - net of accumulated amortization of
$1,495,656 and $1,463,877, respectively	384,005	463,454

Goodwill	11,447,698	11,447,698
Total Other Assets	11,975,494	12,697,149
TOTAL ASSETS	$19,434,205	$22,346,110

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$7,187,265	$5,978,002
Accrued interest	474,020	374,864
Accrued liabilities	3,571,513	4,054,739
Dividend Payable	819,386	382,649
Notes payable - shareholders and others	375,000	500,000
Notes payable	40,000	40,000
Current portion of Capital Leases	104,295	70,291
Current portion of note payable - bank	2,900,000	2,100,000
Total current liabilities	15,471,479	13,500,545

LONG-TERM LIABILITIES:
Note payable bank, net of current portion	2,300,000	3,550,000
Capital lease obligation, net of current portion	322,885	294,071
Total Liabilities	18,094,364	17,344,616

STOCKHOLDERS' EQUITY:
Series A preferred stock - $.001 par value - authorized, 600,000 shares;
591,850 and 591,850 issued and outstanding, respectively
(liquidation preference of $798,998)	798,998	798,998
Series C preferred stock - $.001 par value - authorized, 100,000 shares;
28,955 and 28,955 issued and outstanding, respectively	28,955	28,955
Common stock - $.001 par value - authorized, 45,000,000 shares;
28,744,013 and 27,619,015 issued and outstanding, respectively	39,404	38,280
Additional paid-in capital	85,237,503	84,759,878
Warrants	9,127,392	9,127,392
Accumulated deficit	(82,790,001)	(78,649,597)
Common Stock in Treasury	(10,952,410)	(10,952,410)
Subscription receivable	(150,000)	(150,000)
Total stockholders' equity	1,339,841	5,001,494
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,434,205	$22,346,110

See notes to the consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008
REVENUES, net	$2,809,430	$6,121,632	$9,645,709	$10,376,752

COST OF REVENUES	2,781,561	3,825,125	7,276,580	7,087,897
GROSS PROFIT	27,869	2,296,507	2,369,129	3,288,855

OPERATING EXPENSES
Research and development	417,491	361,966	635,527	652,044
Selling, general, and administrative	1,700,799	2,921,861	4,457,839	4,615,070
Total expenses	2,118,290	3,283,827	5,093,366	5,267,114
OPERATING LOSS	(2,090,422)	(987,320)	(2,724,237)	(1,978,259)

OTHER INCOME (EXPENSES):
Other income	-	-	-	-
Interest expense, net	(502,196)	(1,953,804)	(969,435)	(3,187,568)
Total other (expenses) income	(502,196)	(1,953,804)	(969,435)	(3,187,568)
NET LOSS	$(2,592,618)	$(2,941,124)	$(3,693,672)	$(5,165,827)
NET LOSS PER SHARE	$(0.09)	$(0.14)	$(0.13)	$(0.24)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	28,662,553	21,097,519	28,500,460	21,097,519

See notes to the condensed consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Warrants		Paid in	Accumulated	Treasury stock		Subscription	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Number	Amount	Capital	Deficit	Shares	Amount	Receivable	Equity (Deficit)
Balances, October 31, 2007	591,850	$798,998	-	$-	19,177,183	$29,838	8,846,915	$4,892,997	$71,537,564	$(74,261,117)	10,720,000	$(10,952,410)	$(150,000)	$(8,104,130)
Stock for loan gaurantee	-	-	-	-	4,000,000	4,000	-	-	1,036,000	-	-	-	-	1,040,000
Warrants issued or repriced	-	-	-	-	-	-	4,180,000	1,467,925	1,548,465	-	-	-	-	3,016,390
Warrants cancelled or expired	-	-	-	-	-	-	(3,920,000)	(932,191)		-	-	-	-	(932,191)
Stocks and warrants issued in
connection with convertible debt	-	-	28,955	28,955	3,394,712	3,395	18,500,200	3,263,837	9,956,277	-	-	-	-	13,252,464
Stock and warrants issued for sevices	-	-	-	-	1,047,120	1,047	1,413,800	434,824	681,570	-	-	-	-	1,117,441
Series C Preferred dividend	-	-	-	-	-	-	-	-	-	(382,649)	-	-	-	(382,649)
Net Loss	-	-	-	-	-	-	-	-	-	(4,005,831)	-	-	-	(4,005,831)
Balances, October 31, 2008	591,850	$798,998	28,955	$28,955	27,619,015	$38,280	29,020,915	$9,127,392	$84,759,876	$(78,649,597)	10,720,000	$(10,952,410)	$(150,000)	$5,001,495

Stock and warrants issued for sevices	-	-	-	-	1,124,998	1,124	-	-	477,627	-	-	-	-	478,751
Series C Preferred dividend	-	-	-	-	-	-	-	-	-	(446,732)	-	-	-	(446,733)
Net Loss	-	-	-	-	-	-	-	-	-	(3,693,672)	-	-	-	(3,693,672)
Balances, April 30, 2009	591,850	$798,998	28,955	$28,955	28,744,013	$39,404	29,020,915	$9,127,392	$85,237,503	$(82,790,001)	10,720,000	$(10,952,410)	$(150,000)	$1,339,841
See notes to the consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	April 30,	April 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(3,693,672)	$(5,165,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286,231	284,973
Amortization of deferred financing fees	642,207	(282,893)
Stock based compensation	478,750	2,537,290
Changes in operating assets and liabilities:
Accounts receivable	1,291,237	193,079
Inventory	798,303	(320,131)
Prepaids and other current assets	(115,178)	(188,716)
Accounts payable	1,387,264	1,053,007
Accrued interest	99,157	1,215,285
Accrued liabilities	(493,223)	851,348
Net cash provided in operating activities	681,076	177,414

INVESTING ACTIVITIES:
Purchase of machinery and equipment	(47,597)	(262,914)
Net cash used in investing activities	(47,597)	(262,914)

FINANCING ACTIVITIES:
Issuance of common stock	-	82,137
Proceeds from debt	-	1,410,060
Repayment of debt	(575,000)	(1,394,208)
Repayment of capital leases	(115,182)	9,412
Net cash (used in) provided by financing activities	(690,182)	107,401

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(56,703)	21,901

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	65,986	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,283	$21,901

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Purchase of equipment through capital leases	178,000	-
Cash paid for interest	82,541	445,234
	$260,541	$445,234

See notes to the consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements of Synovics Pharmaceuticals, Inc. (“Synovics”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended April 30, 2009 are not necessarily indicative of the operating results that may be achieved for the entire fiscal year ending October 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with Synovics’ financial statements and accompanying notes thereto as of and for the fiscal year ended October 31, 2008. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Synovics has incurred accumulated operating losses of $82,790,001 through April 30, 2009 which have been funded through the issuance of stock and debt. The limitations on Synovics’ inability to sell products containing ephedrine and guaifenesin as a result of the DEA enforcement action and related proceedings (as discussed elsewhere in these notes) has resulted in a significant decrease in sales and gross profit. Synovics does not expect sales of these products to reach the past levels. To address the decline in sales and product mix, Synovics is in late development stages of new non-controlled substance products that Synovics is targeting for launch during the end of the third fiscal quarter with the aim of restoring historical revenues and profit margin. There can be no assurances that Synovics will be able to launch such products or that they will be launched in a timely manner. Even if launched, there can be no assurances that such products will generate sufficient revenue to restore historical gross profit margins. Synovics continues to explore raising additional capital as well as alternate sources of financing. The losses incurred to date, the uncertainty regarding the DEA enforcement action and related proceedings, the uncertainty regarding the ability to raise additional capital and Synovics’ inability to generate operating profits and positive cash flows from operations indicate that Synovics may not be able to continue as a going concern.

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

Intangible Assets

Goodwill and intangible assets with indefinite lives are reviewed at least annually for impairments. Due to the recent developments relating to sale of ephedrine and quaifensin products an impairment of goodwill may be required in the future.

Share-Based Compensation

The Company accounts for share-based compensation using the fair value based method of accounting.

Income Taxes

The Company accounts for income taxes using the liability method. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet due to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Any resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.

Effective November 1, 2007, the Company adopted the provisions of FASB’s Interpretation (“FIN”) No 48, “Accounting for uncertainly in Income Taxes – an interpretation of FASB No.109” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take on a tax return in its financial statements. FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. No such amounts were accrued for at November 1, 2008. Additionally, no adjustments related to uncertain tax positions were recognized during the six months ended April 30, 2009

The Company recognizes interest and penalties related to uncertain tax positions as a reduction of the income tax benefit. No interest and penalties related to uncertain tax positions were accrued as of April 30, 2009.

The Company operates in multiple tax jurisdictions within the United States of America. Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of out tax jurisdictions until the applicable statutes of limitation expire. As of April 30, 2009, the tax returns for years ended 2005 onwards remain subject to examination for our federal and major state tax jurisdictions. The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2– PER SHARE (LOSS) INFORMATION

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Consolidated Statements of Operations. Common stock equivalents totaling 58,567,765 and 9,438,765 were excluded from the computation of Diluted EPS for the three months ended April 30, 2009 and 2008, respectively, and 58,567,765 and 13,344,165 were excluded for the six months ended April 30, 2009 and 2008 respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months		For the Six Months
	Ended April 30,		Ended April 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) (in thousands):	$(2,592,618)	$(2,941,124)	$(3,693,672)	$(5,165,827)

Denominator:
Weighted-average shares of common stock outstanding	28,662,553	21,097,519	28,500,460	21,097,519

Net loss per share:
Basic and diluted	$(0.09)	$(0.14)	$(0.13)	$(0.24)

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

The Escrow Shares are being treated as treasury stock. The cost of the shares included in treasury stock at April 30, 2009 was $10,767,610. In the event that the Court orders the release of any Escrow Shares to Nostrum from escrow, the Company may recognize an additional charge at that time.

As an inducement for replacing the guarantees, the Company issued 4,000,000 shares of its common stock to Maneesh and provided anti-dilution protection in the event that all or part of the Escrow Shares are ultimately released to Nostrum. These shares were valued at $1,040,000 and were expensed during fiscal year ended 2008.

NOTE 4 - NOTE PAYABLE - BANK

In May 2006, the Company entered into a bank financing with the Bank of India (“BOI”) as senior secured debt in the principal amount $10,500,000 (the “BOI Credit Facility”). Of the principal, $5,250,000 could only be utilized for working capital purposes, the amount borrowed to equal 70% of the value of fully paid inventory and the accounts receivable and 100% of the cash in the accounts maintained by the borrower at the bank. The interest rate is 1% above the bank’s prime rate (7.5% at April 30, 2009). Interest is payable monthly. In September, 2007, the amount of the loan was reduced by $5,250,000 held back for working capital purposes. As of April 30, 2009, the outstanding principal balance due under the BOI Credit Facility was $5,200,000.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - NOTE PAYABLE – BANK (CONTINUED)

Future maturities of notes payable - bank are as follows:

Year ended April 30,

2010	$2,900,000

2011	$2,300,000

$5,200,000

Interest expense under the note payable was $105,500 and $139,762 for the three months ended April 30, 2009 and 2008, respectively.

NOTE 5 - NOTES PAYABLE - SHAREHOLDERS AND OTHER RELATED PARTIES

The Company entered into a promissory note (the “Copanos Note”) in the principal amount of $3,000,000 with the seller, John Copanos, as partial consideration for the acquisition of Kirk and ANDAPharm.

During the year ended October 31, 2007, $1,000,000 was paid to the seller. The Copanos Note was subsequently amended in 2007 and 2008. As a result of the most recent amendment, the then outstanding principal on the note and an additional ($2,000,000) was due in two payments, one in the amount of $1,500,000 due on or before May 1, 2008 and $500,000 on or before August 1, 2008. During the year ended October 31, 2008, the Company paid an additional $1,500,000 to the seller with a principal balance of $500,000 remaining outstanding. Commencing January 1, 2009, the Company began paying down the principal due on the Copanos Note and during the three months ended April 30, 2009, paid $75,000 of principal. The Copanos Note bore interest of 12% per annum from October 3, 2007 to January 14, 2008 and 15% per annum from January 15, 2008 to May 1, 2008. From May 2, 2008 to August 31, 2008, the note bore an interest rate of 18% per annum and from September 1, 2008 onwards it bears an interest rate of 24% per annum with interest payments payable monthly. As of April 30, 2009, there was unpaid interest of $59,049, which has been included in these financial statements. Interest expense under the Copanos Note was $23,983 and $141,931 for the three months ended April 30, 2009 and 2008, respectively. In connection with renegotiation of the repayment terms of the Copanos Note, the Company consented, in the case of default, to the seller obtaining a final judgment without necessity of a further hearing.

In addition, in connection with the renegotiation of the repayment terms of the Copanos Note, on March 19, 2008, the Company issued to the seller a seven year warrant to acquire 2,100,000 shares of the Company’s common stock exercisable at $1.00 per share (the “Seller Warrant”). Of the shares issuable upon exercise of the warrant, 1,400,000 are immediately exercisable and the remaining 700,000 vested on March 19, 2009. As a result of the Company’s Series C Preferred Stock offering that initially closed on May 9, 2008, the exercise price of the Seller Warrant automatically reduced to $0.75. The Company also agreed to include the shares issuable upon exercise of the Seller Warrant in the Company’s next registration statement subject to reasonable adjustments as may be required by the investor or investor group whose shares are also being registered.

The per share weighted value of the warrants to purchase 2,100,000 shares of common stock at $0.75 per share is $0.35. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 80%; risk free interest rate of 2.25%; and expected life of seven years. The Company has fully recognized a charge of $741,361 for the issuance and repricing of these warrants.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The price per Unit was $1.00 and each Unit consisted of (i) one share of common stock of the Company; and (ii) a warrant to purchase, at any time prior to the third anniversary following the final closing of the 2007 Private Placement, one share of common stock at an exercise price of $3.00 per share, subject to adjustment in certain instances; except that with respect to 290,000 Units, the warrant is exercisable for half a share of common stock at an exercise price of $1.50. The warrants are also redeemable by the Company where the exercise price exceeds a certain amount.

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

The subscription agreement requires the Company to file a registration statement, covering the securities sold in the 2007 Private Placement within 30 days of final closing of the 2007 Private Placement and use its best efforts to cause the registration statement to become effective within 90 days of final closing. If the registration statement has not been declared effective within 150 days following final closing, the Company has agreed to pay to the investors liquidated damages, payable in cash or common stock, of 1.5% of the purchase price paid by the investor in the 2007 Private Placement and 1% of the purchase price paid by the investor in the 2007 Private Placement for each subsequent 30 day period, with the total of the foregoing capped at 9%. The Company recognized $67,875 of penalties as of April 30, 2009, which is reflected as interest expense.

NOTE 7 - RELATED PARTY TRANSACTIONS

Singh Strategic Alliance

On April 20, 2007, the Company entered into a strategic alliance with Harcharan Singh. In connection with this strategic alliance, the Company and Kirk entered into a Consulting Agreement with Mr. Singh (the “Consulting Agreement”) and Kirk issued to an affiliate of Mr. Singh a note in the principal amount of $1,250,000 (the “Singh Note”). Mr. Singh was appointed to the Corporation’s board on May 23, 2008.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the term of the Consulting Agreement, Mr. Singh is being retained to provide strategic consulting services to the Company. In consideration for these services, Mr. Singh receives a $10,000 monthly retainer and was issued 2,000,000 shares of the Company’s common stock and warrants to purchase a further 1,000,000 shares of the Company’s common stock. In addition, if the Company achieves annual earnings before interest, taxes, depreciation and amortization (EBITA) of at least $20,000,000, then Mr. Singh will be entitled to a further grant of 1,000,000 shares of Company’s common stock and warrants to purchase 500,000 shares of the Company’s common stock. The warrants are exercisable for a period of seven years from the date of grant at an initial exercise price of $2.00, subject to adjustment in certain circumstances, and contain a cashless or net issuance component. In connection with the Series C Preferred Stock Offering, the Company reduced the exercise price of the warrants to acquire 1,000,000 shares of the Company’s common stock to $0.75 and eliminated the cashless or net issuance component. The per share weighted value of the warrants to purchase 1,000,000 shares of common stock at $0.75 is $0.36. The warrants are valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 84%; risk free interest rate of 2% and expected life of seven years. The Company recorded a charge of $1,192,153 for the fiscal year ended October 31, 2007 to recognize the agreement.

On April 3, 2008, liabilities for unpaid consulting fees of $120,000 were converted into a 2008 Bridge Note. Consulting fees amounting to $60,000 for the year ended October 31, 2008, are included in the accompanying financial statements.

On November 11, 2008, the Company’s board of directors authorized the grant of 125,000 shares of common stock to Mr. Singh, in consideration for his deferral in payment of certain fees due to him under the Consulting Agreement. See also Note 9.

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

On November 11, 2008, the Company’s board of directors authorized the grant of 500,000 shares of its common stock to Maneesh in consideration for its deferral in payment of certain fees due to it under the Joint Venture Agreement. See also Note 9.

Lane Compensation

On July 3, 2008, Dr. Lane resigned as the Company’s Chief Executive Officer and currently serves as the Company’s Chairman of the Board. On November 11, 2008, the Company agreed to compensate Dr. Lane’s services as Chairman of the Board pursuant to which he is to receive a salary of $120,000 per annum. In addition, the Company agreed to pay Dr. Lane severance of $400,000 of which $344,616 is outstanding at April 30, 2009 as well as pay down Dr. Lane’s deferred compensation which was $161,024 at April 30, 2009 and reimburse Dr. Lane for expenses incurred by him which were $54,846 at April 30, 2009.

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

NOTE 8 - LITIGATION

DEA Administrative Proceeding

On September 15, 2008, the DEA commenced an administrative proceeding with the U.S. Department of Justice against Kirk to revoke its DEA license to manufacture and distribute controlled substances in schedules III-V and deny any amendment to Kirk’s application to add specific List I chemical manufacturing codes to its controlled substance registration. The DEA alleges in the administrative proceedings that Kirk shipped ephedrine guaifenesin products to a contract packager for repackaging and relabeling that did not have the requisite DEA license. In addition, the DEA alleges that Kirk failed to maintain an effective system of controls to guard against and prevent a theft of approximately 1.3 million ephedrine guaifenesin tablets, which occurred at Kirk in July 2008. The DEA also alleges that Kirk failed to maintain appropriate recordkeeping practices. Subsequently, in March 2009, the DEA seized finished ephedrine guaifenesin product supplied by Kirk to Kirk’s major customer and as a result Kirk has ceased manufacturing ephedrine guaifenesin products for such customer. As discussed elsewhere in this Quarterly Report on Form 10-Q, this is having a material adverse effect on the Company’s business, prospects, financial condition and results of operation.

In addition, in December 2007 and June 2008, Kirk applied to the DEA for a 2008 ephedrine and pseudoephedrine manufacturing procurement quota and a 2009 ephedrine and pseudoephedrine manufacturing procurement quota. In April 2008 and April 2009, the DEA rejected Kirk’s application for its 2008 quota and 2009 quota respectively, and Kirk is challenging its rejection which has been consolidated with the administrative proceeding commenced by the DEA as described in the preceding paragraph.

During February, March and June 2009, hearings on the merits of the case were held before an administrative judge and the parties have been requested to submit their proposed findings of fact and conclusions of law by September 8, 2009. Based on the allegations made by the DEA, and the Company’s understanding of relevant facts and circumstances, the Company believes that the action commenced by the DEA is without merit and the Company intends to vigorously defend against this.

In a separate but related action, the United States of America commenced an action in the United States District Court District of New Jersey on July 3, 2008 to forfeit and condemn ephedrine guaifenesin products shipped to Kirk’s contract packager referenced above at an appraised value of approximately $680,000 and which were seized by the DEA. On September 2, 2008, the Company filed its answer and counterclaimed seeking an award of damages for wrongful seizure of the seized property as well as a declaratory judgment that the United States acted unlawfully, arbitrarily and capriciously in implementing the quota system. This case is currently in the discovery phase.

There can be no assurance that the Company will prevail in these actions or that they will be resolved upon terms favorable to the Company. If the Company’s registration were revoked, denied or suspended, or if its quota application is rejected, the Company could no longer lawfully possess or distribute controlled substances or manufacture and distribute products containing the disallowed controlled substance which could have a further material adverse effect on the Company’s business, prospects, financial condition and results of operation.

SYNOVICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – LITIGATION (CONTINUED)

Nostrum

On June 27, 2008, the Company commenced a lawsuit in the United States District Court for the Southern District of New York against Mulye and Nostrum (Case No. 08-Civ-5861) seeking declaratory judgment for the immediate release to the Company of the Escrow Shares as well as damages for breach of contract and implied covenant of good faith and dealing. On August 13, 2008, Nostrum and Mulye filed an answer and counterclaim to the Company’s complaint and on August 26, 2008 they amended their answer. The counterclaim is seeking declaratory judgment for the immediate release to Nostrum of the Escrow Shares and the issuance to Nostrum of additional shares of common stock such that, under Nostrum’s theory, together with the Escrow Shares will represent 32% of the Company’s outstanding shares on a fully diluted basis. On September 5, 2008, Nostrum and Mulye made a motion to the Court to dismiss the Company’s breach of contract and breach of implied covenant of good faith and dealing claims and the Company is in the process of responding to this motion. Both parties have filed motions for summary judgment seeking a ruling from the Judge regarding the return of the Escrow Shares and subsequently in February 2009 the Court held a hearing. The parties are currently awaiting a ruling on summary judgment by the Judge. The Company intends to vigorously prosecute this case and believes its claims against Nostrum and Mulye are meritorious.

Stockbridge

On June 9, 2008, an action was commenced by Stockbridge Capital Investors, Inc. (“Stockbridge”) against the Company in the Superior Court of the State of Arizona in the County of Maricopa. The complaint alleges that the Company breached a letter agreement with Stockbridge by not paying Stockbridge a “success” fee to which it claims entitlement. The complaint seeks damages to be proven at trial together with attorneys’ fees and costs. On September 2, 2008 the Company filed its answer. This case is currently in the discovery phase. Based on the allegations in the amended complaint, and the Company’s understanding of relevant facts and circumstances, it believes that the claims made by the plaintiff in this lawsuit are without merit and it intends to vigorously defend against them.

Body Dynamics

On December 19, 2008, Kirk commenced an action against Body Dynamics, Inc. (“Body Dynamics”) in the Circuit Court of the 17th Judicial District in Broward County, Florida. Body Dynamics is a customer to whom Kirk delivered goods and for which Kirk has not been paid. The Company is seeking judgment in the amount of $362,341 plus court costs and pre-judgment interest. On February 6, 2009, the case was moved by Body Dynamics to the United States District Court Southern District of Florida and on the same day Body Dynamics filed its answer to the complaint. Mediation hearings were scheduled for April 2009 but have since been cancelled and the case is now in the discovery phase.

NOTE 9 – STOCKHOLDERS’ EQUITY

During the six months ended April 30, 2009, the Company’s board of directors authorized the grant of 500,000 shares of its common stock to Maneesh and 125,000 shares of its common stock to Mr. Singh as discussed above under “Singh Strategic Alliance” and “Maneesh Joint Venture”. The Company valued the shares for Maneesh at $175,000 and the shares for Mr. Singh at $43,750 which was charged to general and administrative expense. The Company recognized warrant expense of $46,830 for the quarter. This expense related to the warrant issuance of John Capanos, $43,576 and David Coffin-Beach, $3,254.

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

Our Business

     We are a specialty pharmaceutical company implementing what is referred to as a global “Front-End” growth strategy - the core of our business model. This strategy incorporates targeting a series of partnering relationships with international pharmaceutical companies to supply us with low-cost competitive pharmaceutical products, both active pharmaceutical ingredients (“APIs”) and finished dosage forms. As a result of the acquisition of Kirk Pharmaceuticals LLC (“Kirk”) and ANDAPharm LLC (“ANDAPharm”) in May 2006, we have a facility in Fort Lauderdale operating under cGMP (current good manufacturing practices) guidelines for the manufacturing and distribution of over-the-counter (“ OTC”) private label drugs and prescription drugs (“Rx”).

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

     Our key assets can be summarized as:

  Private label OTC drug manufacturer - Kirk Pharmaceuticals, Fort Lauderdale, Florida;

  DEA license for controlled substances, Schedule III, IIIN, IV, V and List I Chemicals;

  Containment suites for manufacture of highly regulated/toxic substances (e.g. hormones and anti-cancer);

  Robust pipeline of prescription Rx and OTC generic drug products;

  Access to difficult to source price competitive APIs;

  Manufacture in both U.S. and India - Package and Distribute in U.S;

     From 2005 to mid-2007, our focus for revenue growth was the development of oral controlled-release generic drug formulations utilizing proprietary drug formulations and delivery technologies under license from Nostrum. During 2007, we amended our focus and business model as a result of the impact of two factors: first, our disassociation from Nostrum following the July 2007 settlement of the Nostrum legal actions; second, our new strategic alliances with Maneesh and Mr. Singh established in May 2008 and April, 2007, respectively. This alliance is principally designed to assist us in sourcing low-cost APIs and generic drug applications (abbreviated new drug applications - ANDAs), submitted by international pharmaceutical companies to the FDA and approved for sale in the United States drug market and is the foundation of our current business model.

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

     Our OTC product categories include analgesics, cough and cold, antihistamines, asthma relief and laxatives. Executing our Front-End strategy, Kirk has initiated the shifting of manufacturing of its high-volume commodity OTC drugs internationally to affect cost savings and maintain competitiveness. These products are manufactured internationally and shipped in bulk to Fort Lauderdale for packaging and distribution to our customers. We do manufacture certain OTC products in our Fort Lauderdale facilities for reasons of size of a given production, cost or convenience. Our OTC products are subject to control by the DEA and will continue to be manufactured (as well as packaged and distributed) through our Fort Lauderdale facilities and assuming certain DEA actions, as described in “Legal Proceedings” in Item 1 of Part II of this Form 10-Q are resolved in a manner favorable to us.

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

Results of Operations

     The following tables set forth, for the periods indicated, financial information related to operations, as well as expressed as a percentage of our net revenue:

	THREE MONTHS ENDED APRIL 30,				SIX MONTHS ENDED APRIL 30,
	2009		2008		2009		2008

Net Revenues	$2,809,430		$6,121,632		$9,645,709		$10,376,752
Cost of Revenues	2,781,561	99%	3,825,125	62%	7,276,580	75%	7,087,897	68%
Gross Profit	27,869	1%	2,296,507	38%	2,369,129	25%	3,288,855	32%
Operating Expenses
Research and development	417,491	14%	361,966	6%	635,527	7%	652,044	6%
Selling, general and administrative	1,700,799	61%	2,921,861	48%	4,457,839	46%	4,615,070	44%
Total Operating Expenses	2,118,290	75%	3,283,827	54%	5,093,366	53%	5,267,114	51%
Loss from Operations	(2,090,422)	-74%	(987,320)	-16%	(2,724,237)	-28%	(1,978,259)	-19%
Other Expenses	(502,196)	-18%	(1,953,804)	-32%	(969,435)	-10%	(3,187,568)	-31%
Provision (Benefit) for Income Tax	-	0%	-	0%	-	0%	-	0%
Net Loss	$(2,592,618)	-92%	$(2,941,124)	-48%	$(3,693,672)	-38%	$(5,165,827)	-50%

     Results of Operations for Three Months Ended April 30, 2009 compared to Three Months Ended April 30 2008

     Consolidated revenues for the three months ended April 30, 2009 were $2,809,430 compared to $6,121,631 for the same period in 2008, a decrease of approximately 54% over the prior fiscal quarter. This decrease results from decreases in sales of the Rx product line and our products containing ephedrine and guaifenesin. As discussed elsewhere in this Quarterly Report on Form 10-Q, we are the subject of administrative and related proceedings involving the DEA against us to, among other things, revoke our DEA license to manufacture and distribute controlled substances. As a result of the these proceedings and in particular recent developments, since the end of March 2009, we have ceased sales of any products containing ephedrine and guaifenesin for our major customer, which during the three months ended April 30, 2009 accounted for approximately 38% of overall sales. This is having a material adverse effect on our business, prospects, financial condition and results of operation.

     During the three months ended April 30, 2009, sales of products containing ephedrine and guaifenesin accounted for approximately 40% of sales as compared to approximately 47% for the same period in 2008 and although sales of ephedrine and guaifenesin products continue they now only account for a negligible portion of our overall sales. We are limited by both contractual restrictions and our inability to procure ephedrine and guaifenesin and accordingly do not expect to recommence selling ephedrine and guaifenesin products on the scale that we have sold in the past unless a favorable outcome is reached in our DEA proceedings for which there can be no assurances and which are expected to continue into the next fiscal year. As a result, we expect a continued decrease in sales and expect such decrease to deepen as the impact of this is reflected in future financial results. In the meantime, to address the decline in sales and product mix, we are in late development stages of new non-controlled substance products that we are targeting for launch during the end of the third fiscal quarter with the aim of restoring historical gross profit margins. There can be no assurances that we will be able to launch such products or that they will be launched in a timely manner. Even if launched, there can be no assurances that such products will generate sufficient revenue to restore our historical gross profit margins.

     Our three largest customers represented approximately 67% of the sales for the three months ended April 30, 2009. Although we believe Kirk has good working relationships with each of these customers, the DEA proceedings have resulted in the cessation of sales to our major customer and we are working to minimize the impact of this on our relationship with such customer. In addition, we are working on furthering relationships with our other two largest customers and other entities in order to continue to broaden our sales base.

     Cost of revenues for the three months ended April 30, 2009 was $2,781,561 compared to $3,825,125 for the three months ended April 30, 2008. This decrease is directly attributable to our decrease in sales revenue. Our gross profit percentage decreased to 1% from 38% as a result of decreases in sales of our high gross margin Rx product line and our products containing ephedrine and guaifenesin. Increased raw material costs and the inability to pass them on to our customers also contributed to the lower gross profit. Further adding to the decreased gross profit were higher fuel, shipping and outsourcing costs.

     Research and development expenses for the three months ended April 30, 2009 was $417,491 compared to $361,966 for the three months ended April 30, 2008. The research and development expenses are in line with our historical norms. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

     Selling, general, and administrative expenses for the three months ended April 30, 2009 was $1,700,799 as compared to $2,921,861 for the three months ended April 30, 2008. The decrease in selling, general and administrative expenses was a result of a reduction in personnel staff and legal expenses.

     Interest expense for the three months ended April 30, 2009 was $502,196 as compared to $1,953,804 for the three months ended April 30, 2008. The reason for this reduction is a result of the significant reduction in outstanding debt during the previous fiscal year.

     As a result of the foregoing, the net loss for the three months ended April 30, 2009 was $2,592,618 or ($0.09) per share, as compared to a net loss of $2,941,124 or ($0.14) per share for the three months ended April 30, 2008.

     Results of Operations for Six Months Ended April 30, 2009 compared to Six Months Ended April 30 2008

     Consolidated revenues for the six months ended April 30, 2009 were $9,645,709 compared to $10,376,752 for the same period in 2008, a decrease of approximately 7% over the prior fiscal quarter. This decrease results from decreases in sales of the Rx product line and our products containing ephedrine and guaifenesin. As discussed elsewhere in this Quarterly Report on Form 10-Q, we are the subject of administrative and related proceedings involving the DEA against us to, among other things, revoke our DEA license to manufacture and distribute controlled substances. As a result of the these proceedings and in particular recent developments, since the end of March 2009, we have ceased sales of any products containing ephedrine and guaifenesin for our major customer, which during the six months ended April 30, 2009 accounted for approximately 29% of overall sales. This is having a material adverse effect on our business, prospects, financial condition and results of operation.

     During the six months ended April 30, 2009, sales of products containing ephedrine and guaifenesin accounted for approximately 31% of sales as compared to approximately 45% for the same period in 2008 and although sales of ephedrine and guaifenesin products continue they now only account for a negligible portion of our overall sales. We are limited by both contractual restrictions and our inability to procure ephedrine and guaifenesin and accordingly do not expect to recommence selling ephedrine and guaifenesin products on the scale that we have sold in the past unless a favorable outcome is reached in our DEA proceedings for which there can be no assurances and which are expected to continue into the next fiscal year. As a result, we expect a continued decrease in sales and expect such decrease to deepen as the impact of this is reflected in future financial results. In the meantime, to address the decline in sales and product mix, we are in late development stages of new non-controlled substance products that we are targeting for launch during the end of the third fiscal quarter with the aim of restoring historical gross profit margins. There can be no assurances that we will be able to launch such products or that they will be launched in a timely manner. Even if launched, there can be no assurances that such products will generate sufficient revenue to restore our historical gross profit margins.

     Our three largest customers represented approximately 58% of the sales for the six months ended April 30, 2009. Although we believe Kirk has good working relationships with each of these customers, the DEA proceedings have resulted in the cessation of sales to our major customer and we are working to minimize the impact of this on our relationship with such customer. In addition, we are working on furthering relationships with our other two largest customers and other entities in order to continue to broaden our sales base.

     Cost of revenues for the six months ended April 30, 2009 was $7,276,280 compared to $7,087,897 for the six months ended April 30, 2008. This increase is directly attributable to our decrease in sales of our RX product line and ephedrine and guaifenesin product. Our gross profit percentage decreased to 25% from 32% as a result of our decrease in sales of our higher margin RX product line and ephedrine and guaifenesin product.

     Research and development expenses for the six months ended April 30, 2009 was $635,527 compared to $652,044 for the six months ended April 30, 2008. The research and development expenses are in line with our historical norms. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

     Selling, general, and administrative expenses for the six months ended April 30, 2009 was $4,457,839 as compared to $4,615,070 for the six months ended April 30, 2008. The slight decrease in selling, general and administrative expenses is a result of a reduction in personnel staff and legal expenses.

     Interest expense for the six months ended April 30, 2009 was $969,435 as compared to $3,187,568 for the six months ended April 30, 2008. The reason for this reduction is a result of the significant reduction in outstanding debt during the previous fiscal year.

     As a result of the foregoing, the net loss for the six months ended April 30, 2009 was $3,693,672 or ($0.13) per share, as compared to a net loss of $5,165,827 or ($0.24) per share for the six months ended April 30, 2008.

Liquidity and Capital Resources

     To date, our operations have not generated sufficient cash flow to satisfy our capital needs. We have financed our operations primarily through the private sale of common stock, warrants and debt securities. We had a working capital deficit of $10,337,159 at April 30, 2009 as compared with $6,335,161 at October 31, 2008. Cash and cash equivalents were $9,283 at April 30, 2009, as compared with $65,986 at October 31, 2008.

     Net cash provided by operating activities during the six months ended April 30, 2009 was $681,076. This resulted from our net loss of $3,693,672 reduced by amortization of loan discounts and stock based compensation, collection of accounts receivable and reduction in inventory levels as well as increases in current liability accounts. We have generally incurred negative cash flows from operations since inception. We expect the negative cash flow to continue for the foreseeable future.

     Net cash used in investing activities during the six month period ended April 30, 2009 was $47,597. These funds were used for capital expenditures funded through purchases and leasing activities.

     Net cash used in financing activities during the six month period ended April 30, 2009 was $690,182. These funds were used to make a principal payment on the Company’s bank loan as well as payments towards the seller note.

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

ITEM 4T.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal controls over financial reporting which occurred during the most recent fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

DEA Administrative Proceeding

     On September 15, 2008, the DEA commenced an administrative proceeding with the U.S. Department of Justice against Kirk to revoke its DEA license to manufacture and distribute controlled substances in schedules III-V and deny any amendment to Kirk’s application to add specific List I chemical manufacturing codes to its controlled substance registration. The DEA alleges in the administrative proceedings that Kirk shipped ephedrine guaifenesin products to a contract packager for repackaging and relabeling that did not have the requisite DEA license. In addition, the DEA alleges that Kirk failed to maintain an effective system of controls to guard against and prevent a theft of approximately 1.3 million ephedrine guaifenesin tablets, which occurred at Kirk in July 2008. The DEA also alleges that Kirk failed to maintain appropriate recordkeeping practices. Subsequently, in March 2009, the DEA seized finished ephedrine guaifenesin product supplied by Kirk to Kirk’s major customer and as a result Kirk has ceased manufacturing ephedrine guaifenesin products for such customer. As discussed elsewhere in this Quarterly Report on Form 10-Q, this is having a material adverse effect on our business, prospects, financial condition and results of operation.

     In addition, in December 2007 and June 2008, Kirk applied to the DEA for a 2008 ephedrine and pseudoephedrine manufacturing procurement quota and a 2009 ephedrine and pseudoephedrine manufacturing procurement quota. In April 2008 and April 2009, the DEA rejected Kirk’s application for its 2008 quota and 2009 quota respectively, and Kirk is challenging its rejection which has been consolidated with the administrative proceeding commenced by the DEA.

     During February, March and June 2009 hearings on the merits of the case were held before an administrative judge and the parties have been requested to submit their proposed findings of fact and conclusions of law by September 8, 2009. Based on the allegations made by the DEA, and our understanding of relevant facts and circumstances, we believe that the action commenced by the DEA is without merit and it intends to vigorously defend against this.

     In a separate but related action, the United States of America commenced an action in the United States District Court District of New Jersey on July 3, 2008 to forfeit and condemn ephedrine guaifenesin products shipped to Kirk’s contract packager referenced above at an appraised value of approximately $680,000 and which were seized by the DEA. On September 2, 2008, Kirk filed its answer and counterclaimed seeking an award of damages for wrongful seizure of the seized property as well as a declaratory judgment that the United States acted unlawfully, arbitrarily and capriciously in implementing the quota system. This case is currently in the discovery phase.

     There can be no assurance that we will prevail in these actions or that they will be resolved upon terms favorable to us. If our registration were revoked, denied or suspended, or if our quota application is rejected, we could no longer lawfully possess or distribute controlled substances or manufacture and distribute products containing the disallowed controlled substance which could have a further material adverse effect on our business prospects, financial condition and results of operation.

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

     On August 13, 2008, Nostrum and Mulye filed an answer and counterclaim to our complaint and on August 26, 2008 they amended their answer. The counterclaim is seeking declaratory judgment for the immediate release to Nostrum of the Escrow Shares and the issuance to Nostrum of additional shares of common stock such that, under Nostrum’s theory, together with the Escrow Shares will represent 32% of our outstanding shares on a fully diluted basis. On September 5, 2008, Nostrum and Mulye made a motion to the Court to dismiss our breach of contract and breach of implied covenant of good faith and dealing claims and we are in the process of responding to this motion. Both parties have filed motions for summary judgment seeking a ruling from the Judge regarding the return of the Escrow Shares and subsequently in February 2009, the Court held a hearing. The parties are currently awaiting a ruling on summary judgment by the Judge. We intend to vigorously prosecute this case and believe its claims against Nostrum and Mulye are meritorious.

Stockbridge

     On June 9, 2008, an action was commenced by Stockbridge Capital Investors, Inc. (“Stockbridge”) against us in the Superior Court of the State of Arizona in the County of Maricopa. The complaint alleges that we breached a letter agreement with Stockbridge by not paying Stockbridge a “success” fee to which it claims entitlement. The complaint seeks damages to be proven at trial together with attorneys’ fees and costs. On September 2, 2008 we filed our answer. This case is currently in the discovery phase. Based on the allegations in the amended complaint, and our understanding of relevant facts and circumstances, we believe that the claims made by the plaintiff in this lawsuit are without merit and it intends to vigorously defend against them.

Body Dynamics

     On December 19, 2008, Kirk commenced an action against Body Dynamics, Inc. (“Body Dynamics”) in the Circuit Court of the 17th Judicial District in Broward County, Florida. Body Dynamics is a customer to whom we delivered goods and for which we have not been paid. We are seeking judgment in the amount of $362,341 plus court costs and prejudgment interest. On February 6, 2009, the case was moved by Body Dynamics to the United States District Court Southern District of Florida and on the same day Body Dynamics filed its answer to our complaint. Mediation hearings were scheduled for April 2009 but have since been cancelled and the case is now in the discovery phase.

ITEM 1A.       RISK FACTORS.

     Except as set forth below, we had no material changes to our risk factors as previously disclosed in its Form 10-K for the year ended October 31, 2008 filed with the Securities and Exchange Commission on February 5, 2009.

     We have ceased the sale of products containing controlled substances to our major customer which accounts for a significant portion of our sales.

     As a result of recent developments in connection with the administrative and related proceedings involving the DEA against us to, among other things, revoke our DEA license to manufacture and distribute controlled substances, since the end of March 2009, we have ceased selling our ephedrine and pseudoephedrine products to our major customer which during the three and six months ended April 30, 2009, accounted for approximately 38% and 29% of our overall sales, respectively. We are limited by both contractual restrictions and our inability to procure ephedrine and guaifenesin and accordingly do not expect to recommence selling ephedrine and guaifenesin products on the scale that we have sold in the past unless a favorable outcome is reached in our DEA proceedings for which there can be no assurances and which are expected to continue into the next fiscal year. As a result, we are incurring significant losses and expect such losses to deepen as the impact of the cessation of such sales is reflected in future financial results. Accordingly, the cessation of such sales is having a material adverse effect on our business, prospects, financial condition and results of operation and is expected to have an even greater material adverse effect in the foreseeable future.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None that were not previously disclosed in Form 8-K filings during the quarter ended April 30, 2009.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.      OTHER INFORMATION.

     The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 8.01 Other Events”:

     We are the subject of administrative and related proceedings involving the DEA against us to, among other things, revoke our DEA license to manufacture and distribute controlled substances. As a result of the these proceedings and in particular the seizure in March 2009 by the DEA of finished ephedrine guaifenesin product supplied by us to a major customer of ours, since the end of March 2009, we have ceased sales of any products containing ephedrine and guaifenesin to such customer. Sales to this customer during the three and six months ended April 30, 2009 accounted for approximately 38% and 29% of our overall sales, respectively. We are limited by both contractual restrictions and our inability to procure ephedrine and guaifenesin and accordingly do not expect to recommence selling ephedrine and guaifenesin products on the scale that we have sold in the past unless a favorable outcome is reached in our DEA proceedings for which there can be no assurances and which are expected to continue into the next fiscal year.

     As a result, we expect a continued decrease in sales and expect such decrease to deepen as the impact of this is reflected in future financial results. In the meantime, to address the decline in sales and product mix, we are in late development stages of new non-controlled substance products that we are targeting for launch during the end of the third fiscal quarter with the aim of restoring historical gross profit margins. There can be no assurances that we will be able to launch such products or that they will be launched in a timely manner. Even if launched, there can be no assurances that such products will generate sufficient revenue to restore our historical gross profit margins.

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

Date: June 22, 2009
	By:	/s/ Jyotindra Gange
Jyotindra Gange
Principal Executive Officer

	By:	/s/ Mahendra Desai
Mahendra Desai
Chief Financial Officer