Form 10-Q
period 2009-07-31
Synovics Pharmaceuticals
filed 2009-09-21
CIK 1030839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2009

or

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

As of September 15, 2009 there were 29,827,357 shares of common stock outstanding (including 4,000,000 shares of common stock that the Company is obligated to issue).

SYNOVICS PHARMACEUTICALS, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 31, 2009	October 31, 2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$129,860	$65,986
Trade receivables, net	1,543,381	3,820,465
Inventory	2,319,184	2,901,664
Prepaid expenses and other current assets	683,974	377,269

Total Current Assets	4,676,398	7,165,384

PROPERTY - Net of accumulated depreciation of $1,285,971 and $911,452, respectively	2,199,730	2,483,577

OTHER ASSETS:
Security deposits	87,548	87,548
Deferred financing fees	19,511	698,449
Intangible assets - net of accumulated amortization of $1,590,996 and $1,463,877, respectively	336,335	463,454

Goodwill	11,447,698	11,447,698

Total Other Assets	11,891,092	12,697,149

TOTAL ASSETS	$18,767,220	$22,346,110

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$7,543,739	$5,978,002
Accrued interest	495,654	374,864
Accrued liabilities	4,314,352	4,054,739
Dividend Payable	1,041,374	382,649
Notes payable - shareholders and others	1,606,250	500,000
Notes payable	40,000	40,000
Current portion of Capital Leases	106,335	70,291
Current portion of note payable - bank	2,400,000	2,100,000

Total current liabilities	17,547,703	13,500,545

LONG-TERM LIABILITIES:
Note payable bank, net of current portion	1,700,000	3,550,000
Capital lease obligation, net of current portion	292,550	294,071

Total Liabilities	19,540,253	17,344,616

STOCKHOLDERS’ EQUITY:
Series A preferred stock - $.001 par value - authorized, 600,000 shares; 591,850 and 591,850 issued and outstanding, respectively (liquidation preference of $798,998)	798,998	798,998
Series C preferred stock - $.001 par value - authorized, 100,000 shares; 28,955 and 0 issued and outstanding, respectively	28,955	28,955
Common stock - $.001 par value - authorized, 45,000,000 shares; 28,944,012 and 27,619,015 issued and outstanding, respectively	39,654	38,280
Additional paid-in capital	85,367,253	84,759,876
Warrants	9,127,392	9,127,392
Accumulated deficit	(85,032,876)	(78,649,597)
Common Stock in Treasury	(10,952,410)	(10,952,410)
Subscription receivable	(150,000)	(150,000)

Total stockholders’ equity	(773,033)	5,001,494

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,767,220	$22,346,110

See notes to the consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended

	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008

REVENUES, net	$1,578,332	$7,715,370	$11,224,041	$18,092,122

COST OF REVENUES	2,158,091	4,708,609	9,434,671	11,796,506

GROSS PROFIT	(579,759)	3,006,761	1,789,370	6,295,616

OPERATING EXPENSES
Research and development	213,992	207,247	849,519	859,291
Selling, general, and administrative	1,065,279	3,570,238	5,523,118	8,185,309

Total expenses	1,279,271	3,777,485	6,372,637	9,044,600

OPERATING LOSS	(1,859,030)	(770,724)	(4,583,267)	(2,748,984)

OTHER INCOME (EXPENSES):
Impairment loss	—	(660,919)	—	(660,919)
Other income	1,451	—	1,451	—
Forgiveness of interest	—	3,325,747	—	3,325,747
Interest expense, net	(163,308)	(1,404,434)	(1,132,743)	(4,592,003)

Total other (expenses) income	(161,857)	1,260,394	(1,131,292)	(1,927,175)

NET LOSS	$(2,020,887)	$489,670	$(5,714,559)	$(4,676,159)

BASIC AND DILUTED NET LOSS PER COMMON SHARE

NET INCOME (LOSS) PER SHARE

NET INCOME (LOSS) PER SHARE
BASIC	$(0.07)	$0.02	$(0.20)	$(0.21)

FULLY DILUTED	$(0.07)	$0.01	$(0.20)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

BASIC	29,885,196	28,482,770	28,638,702	22,744,073

FULLY DILUTED	29,885,196	43,482,770	28,638,702	22,744,073

See notes to the condensed consolidated financial statements.

SYNOVICS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	July 31, 2009	July 31, 2008

OPERATING ACTIVITIES:
Net loss	$(5,714,559)	$(4,676,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of definite life intangible asset	—	660,919
Depreciation and amortization	501,638	438,882
Amortization of deferred financing fees	678,938	2,569,321
Forgiveness of accrued interest		(3,325,000)
Stock based compensation and financing fees	608,750	6,303,854
Changes in operating assets and liabilities:
Accounts receivable	2,277,085	(375,737)
Inventory	582,480	(270,266)
Prepaids and other current assets	(306,705)	(207,720)
Accounts payable	1,743,738	1,144,222
Accrued interest	120,790	(307,803)
Accrued liabilities	249,618	662,608

Net cash provided in operating activities	741,773	2,617,121

INVESTING ACTIVITIES:
Purchase of machinery and equipment	(90,672)	(586,061)

Net cash used in investing activities	(90,672)	(586,061)

FINANCING ACTIVITIES:
Sale of common stock and Series C Preferred Stock	—	6,000,000
Proceeds from debt	1,250,000	1,300,000
Repayment of debt	(1,693,750)	(8,905,000)
Repayment of capital leases	(143,477)	—

Net cash used in financing activities	(587,227)	(1,605,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	63,874	426,060

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	65,986	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$129,860	$426,060

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Purchase of equipment through capital leases	178,000	—
Cash paid for interest	316,706	445,234

	$494,706	$445,234

See notes to the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements of Synovics Pharmaceuticals, Inc. (“Synovics”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three and nine month period ended July 31, 2009 are not necessarily indicative of the operating results that may be achieved for the entire fiscal year ending October 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with Synovics’ financial statements and accompanying notes thereto as of and for the fiscal year ended October 31, 2008.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Synovics has incurred accumulated operating losses of $85,032,876 through July 31, 2009 which have been funded through the issuance of stock and debt. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and Synovics’ inability to generate operating profits and positive cash flows from operations indicate that Synovics may not be able to continue as a going concern for a reasonable period of time.

In particular, as a result of the Drug Enforcement Administration (“DEA”) related proceedings discussed elsewhere in this Quarterly Report on Form 10-Q, Synovics has ceased almost all of its manufacture and sale of ephedrine and guaifenesin products which have historically comprised approximately 50% of Synovics’s sales over the past three years. This has resulted in a significant reduction in revenue which in turn has caused Synovics to scale back its operations, cut its workforce by approximately 50% since the beginning of 2009, become delinquent in the payment of our payroll tax obligations of approximately $477,000 and attempt to reach arrangements with its creditors in an effort to continue as a going concern. Synovics is attempting to reverse the downward trend in the reduction of revenue by refocusing its sales efforts on higher volume, higher margin customers, launching new generic RX products, executing upon its so-called “front-end” strategy, expanding sales to is existing customer base and bringing the DEA proceedings to a conclusion. The impact of the loss of revenue from the ephedrine and guifaenisin products has had a material adverse impact on the business, prospects, financial condition and results of operation of Synovics and no assurance can be given that even if Synovics has increased sales from higher volume, higher margin customers, launches new products, executes upon its “front-end” strategy, expands sales to its existing customer base and satisfactorily concludes the DEA proceedings that it will be able to continue as a going concern.

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

Intangible Assets

Goodwill and intangible assets with indefinite lives are reviewed at least annually for impairments. Due to the recent developments relating to the cessation of sale of almost all ephedrine and guaifenesin products, an impairment of goodwill may be required in the future.

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

Effective November 1, 2007, the Company adopted the provisions of FASB’s Interpretation (“FIN”) No 48, “Accounting for uncertainly in Income Taxes — an interpretation of FASB No.109”. FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take on a tax return in its financial statements. FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. No such amounts were accrued for at November 1, 2008. Additionally, no adjustments related to uncertain tax positions were recognized during the nine months ended July 31, 2009.

The Company recognizes interest and penalties related to uncertain tax positions as a reduction of the income tax benefit. No interest and penalties related to uncertain tax positions were accrued as of July 31, 2009.

The Company operates in multiple tax jurisdictions within the United States of America. Although the Company does not believe that it is currently under examination in any of its major tax jurisdictions, it remains subject to examination in all of its tax jurisdictions until the applicable statutes of limitation expire. As of July 31, 2009, the tax returns for years ended 2005 onwards remain subject to examination for our federal and major state tax jurisdictions. The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

Change in Accounting Principles

In June 2008, the FASB issued EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. EITF 07-05 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase Company stock are considered indexed to its stock. The Company is in the process of evaluating the impact of EITF 07-05.

NOTE 2– PER SHARE INFORMATION

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock outstanding.

Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Consolidated Statements of Operations. Common stock equivalents totaling 58,567,765 and 9,438,765 were excluded from the computation of Diluted EPS for the three months ended July 31, 2009 and 2008, respectively, and 58,567,765 and 13,344,165 were excluded for the nine months ended July 31, 2009 and 2008 respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,

	2009	2008	2009	2008

Numerator:

Net income (in thousands):	$(2,020,887)	$489,670	$(5,714,559)	$(4,676,159)

Denominator:
Weighted-average shares of common stock outstanding	29,885,196	28,482,770	28,638,702	22,744,073
Anti-dilutive effect of stock options, warrants and restricted stock		15,000,000

Weighted-average shares of common stock outstanding, assuming dilution	29,885,196	43,482,770	28,638,702	22,744,073

Net income per share:
Basic	$(0.07)	$0.02	$(0.20)	$(0.21)

Diluted	$(0.07)	$0.01	$(0.20)	$(0.21)

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

On April 29, 2008, the guarantees given by Nostrum and Mulye were replaced with a letter of credit issued by an affiliate of Maneesh Pharmaceuticals Ltd. (“Maneesh”) in favor of BOI securing the BOI Loan. Maneesh is an affiliate of the Company and two of its designees presently serve on the Company’s board of directors. Consequently, the Company delivered a notice to the escrow agent, pursuant to the terms of the escrow agreement demanding release to the Company of the Escrow Shares. Nostrum is currently contesting the release of the Escrow Shares and the Company commenced an action in the Federal District Court of the Southern District of New York (the “Court”). (See Note 8)

The Escrow Shares are being treated as treasury stock. The cost of the shares included in treasury stock at July 31, 2009 was $10,767,610. In the event that the Court orders the release of any Escrow Shares to Nostrum from escrow, the Company may recognize an additional charge at that time.

As an inducement for replacing the guarantees, the Company issued 4,000,000 shares of its common stock to Maneesh and provided anti-dilution protection in the event that all or part of the Escrow Shares are ultimately released to Nostrum. These shares were valued at $1,040,000 and were expensed during fiscal year ended 2008.

NOTE 4 - NOTE PAYABLE - BANK

In May 2006, the Company entered into a bank financing with the Bank of India (“BOI”) as senior secured debt in the principal amount $10,500,000 (the “BOI Credit Facility”). Of the principal, $5,250,000 could only be utilized for working capital purposes, the amount borrowed to equal 70% of the value of fully paid inventory and the accounts receivable and 100% of the cash in the accounts maintained by the borrower at the bank. The interest rate is 1% above the bank’s prime rate (7.5% at July 31, 2009). Interest is payable monthly. In September, 2007, the amount of the loan was reduced by $5,250,000 held back for working capital purposes. As of July 31, 2009, the outstanding principal balance due under the BOI Credit Facility was $4,100,000.

Future maturities of notes payable - bank are as follows:

Year ended July 31,

2010	$2,500,000

2011	$1,600,000

$4,100,000

Interest expense under the note payable was $98,521 and $131,013 for the three months ended July 31, 2009 and 2008, respectively and $314,433 and $434,669 for the nine months ended July 31, 2009 and 2008, respectively.

NOTE 5 - NOTES PAYABLE - SHAREHOLDERS AND OTHER RELATED PARTIES

Copanos Note

The Company entered into a promissory note (the “Copanos Note”) in the principal amount of $3,000,000 with the seller, John Copanos, as partial consideration for the acquisition of Kirk Pharmaceuticals LLC (“Kirk”) and ANDAPharm LLC (“ANDAPharm”). The terms of the Copanos Note have been subsequently renegotiated.

During the year ended October 31, 2007, $1,000,000 of principal was paid to the seller and during the year ended October 31, 2008, a further $1,500,00 of principal was paid to the seller.

During the nine months ended July 31, 2009, the Company paid a further $184,000 of principal. The Copanos Note bore interest of 12% per annum from October 3, 2007 to January 14, 2008 and 15% per annum from January 15, 2008 to May 1, 2008. From May 2, 2008 to August 31, 2008, the note bore an interest rate of 18% per annum and from September 1, 2008 onwards it bears an interest rate of 24% per annum with interest payments payable monthly.

As of July 31, 2009, the principal outstanding due on the Copanos Note was $316,000, there was unpaid interest of $81,850, which has been included in these financial statements. Interest expense under the Copanos Note was $23,000 and $66,250 for the three months ended July 31, 2009 and 2008, respectively and $77,650 and $186,875 for the nine months ended July 31, 2009 and 2008, respectively. In connection with renegotiation of the repayment terms of the Copanos Note, the Company consented, in the case of default, to the seller obtaining a final judgment without necessity of a further hearing. In addition, as of July 30, 2009 John Copanos resigned as Vice President of Special Projects and his salary is being applied to the payment of amounts due under the Copanos Note until the payment of all amounts due thereunder. Furthermore, the Company assigned half of the receivable due from Body Dynamics, Inc.(approximately $362,341) solely to pay down any outstanding amounts due under the Copanos Note. The Company has previously commenced legal action against Body Dynamics for the payment of the receivable due. (See Note 8)

In addition, in connection with the renegotiation of the repayment terms of the Copanos Note, on March 19, 2008, the Company issued to the seller a seven year warrant to acquire 2,100,000 shares of the Company’s common stock exercisable at $1.00 per share (the “Seller Warrant”). As a result of the Company’s Series C Preferred Stock offering that initially closed on May 9, 2008, the exercise price of the Seller Warrant automatically reduced to $0.75. The Company also agreed to include the shares issuable upon exercise of the Seller Warrant in the Company’s next registration statement subject to reasonable adjustments as may be required by the investor or investor group whose shares are also being registered.

The per share weighted value of the warrants to purchase 2,100,000 shares of common stock at $0.75 per share is $0.35. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 80%; risk free interest rate of 2.25%; and expected life of seven years. The Company has fully recognized a charge of $761,361 for the issuance and repricing of these warrants.

Maneesh Notes

During the quarter ended July 31, 2009, the Company issued to Maneesh two senior promissory notes (collectively the “Maneesh Notes”) in the principal amounts of $700,000 and $550,000 respectively, in consideration of proceeds equal to the face value of the notes. The proceeds of the Maneesh Notes were used primarily to pay principal and interest due on the BOI Credit Facility. The Maneesh Notes both bear interest at the rate of 15% per annum and are payable upon the earlier of December 31, 2009 or the Company’s receipt of an investment of at least $1,000,000.00. Maneesh is an affiliate of the Company and two of its designees presently serve on the Company’s board of directors.

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

The subscription agreement requires the Company to file a registration statement covering the securities sold in the 2007 Private Placement within 30 days of final closing of the 2007 Private Placement and to use its best efforts to cause the registration statement to become effective within 90 days of final closing. If the registration statement has not been declared effective within 150 days following final closing, the Company has agreed to pay to the investors liquidated damages, payable in cash or common stock, of 1.5% of the purchase price paid by the investor in the 2007 Private Placement and 1% of the purchase price paid by the investor in the 2007 Private Placement for each subsequent 30 day period, with the total of the foregoing capped at 9%. The Company has recognized $164,475 of penalties as of July 31, 2009, which is reflected as interest expense.

NOTE 7 - RELATED PARTY TRANSACTIONS

Singh Strategic Alliance

On April 20, 2007, the Company entered into a strategic alliance with Harcharan Singh. In connection with this strategic alliance, the Company and Kirk entered into a Consulting Agreement with Mr. Singh (the “Consulting Agreement”), and Kirk issued to an affiliate of Mr. Singh, a note in the principal amount of $1,250,000 (the “Singh Note”). Mr. Singh was appointed to the Corporation’s board on May 23, 2008.

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

On April 3, 2008, accrued consulting fees of $120,000 converted into a 2008 Bridge Note. Consulting fees amounting to $60,000 for the year ended October 31, 2008 are included in the accompanying financial statements.

On November 11, 2008, the Company’s board of directors authorized the grant of 125,000 shares of common stock to Harry Singh in consideration for his deferral in payment of certain fees due to him under the Consulting Agreement.

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

Lane Compensation

On July 3, 2008, Dr. Lane resigned as the Company’s Chief Executive Officer and currently serves as the Company’s Chairman of the Board. On November 11, 2008, the Company agreed to compensate Dr. Lane’s services as Chairman of the Board pursuant to which he is to receive a salary of $120,000 per annum. In addition, the Company agreed to pay Dr. Lane severance of $400,000 of which $344,616 is outstanding at July 31, 2009 as well as pay down Dr. Lane’s deferred compensation which was $161,024 at July 31, 2009 and reimburse Dr. Lane for expenses incurred by him which were $54,846 at July 31, 2009.

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

Gerald Price Engagement

On July 1, 2009, the Company entered into an Independent Contractor Interim CEO Agreement with Gerald Price to act as the Company’s interim Chief Executive Officer (the “Price Agreement”) on a month-to-month basis. Pursuant to the terms of the Price Agreement, Price is entitled to $10,000 per month plus expense reimbursement. Simultaneous with the execution of the Price Agreement, on July 1, 2009 Jyotindra Gange resigned as Interim Principal Executive Officer and director of the Company and Mahendra Desai resigned as Chief Financial Officer.

Contract Manufacturing Agreement

The Company’s subsidiaries Kirk and ANDAPharm entered into a Contract Manufacturing Agreement dated July 1, 2009 (the “Contract Manufacturing Agreement”) with an affiliate of Maneesh, Svizera USA LLC (“Svizera USA”). Pursuant to the terms of the Contract Manufacturing Agreement, Kirk and ANDAPharm agreed to manufacture finished dose forms of product for Svizera USA from time to time. In accordance with the terms of the agreement, Svizera USA made a prepayment of $350,000 to be offset against future product orders. The term of the agreement is one year, renewable for further twelve month periods. Subsequently, in August 2009, Svizera USA made a further prepayment of $194,674.

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

During February, March and June 2009, hearings on the merits of the case were held before an administrative judge and the parties have been requested to submit their proposed findings of fact and conclusions of law by October 1, 2009. Based on the allegations made by the DEA, and the Company’s understanding of relevant facts and circumstances, the Company believes that the action commenced by the DEA is without merit and the Company intends to vigorously defend against this.

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

Nostrum

On June 27, 2008, the Company commenced a lawsuit in the United States District Court for the Southern District of New York against Mulye and Nostrum (Case No. 08-Civ-5861) seeking declaratory judgment for the immediate release to the Company of the Escrow Shares as well as damages for breach of contract and implied covenant of good faith and dealing. On August 13, 2008, Nostrum and Mulye filed an answer and counterclaim to the Company’s complaint and on August 26, 2008 they amended their answer and counterclaim. The counterclaim sought declaratory judgment for the immediate release to Nostrum of the Escrow Shares and the issuance to Nostrum of additional shares of common stock such that, under Nostrum’s theory, together with the Escrow Shares will represent 32% of the Company’s outstanding shares on a fully diluted basis. Both parties filed motions for summary judgment seeking a ruling from the Court regarding the return of the Escrow Shares and on September 15, 2009, the Court found in favor of the Company and ordered Nostrum and Mulye to instruct the escrow agent to transfer the Escrow Shares to the Company. The Court also dismissed the Nostrum and Mulye counterclaim and directed the parties to contact the Court to set a trial date on the sole remaining issue, whether the Company is entitled to damages for Nostrum’s and Mulye’s breach of contract. The Company intends to vigorously prosecute this case and believes its claims against Nostrum and Mulye are meritorious.

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

Body Dynamics

On December 19, 2008, Kirk commenced an action against Body Dynamics, Inc. (“Body Dynamics”) in the Circuit Court of the 17th Judicial District in Broward County, Florida. Body Dynamics is a customer to whom Kirk delivered goods and for which Kirk has not been paid. The Company is seeking judgment in the amount of $362,341 plus court costs and pre-

judgment interest. On February 6, 2009, the case was moved by Body Dynamics to the United States District Court Southern District of Florida and on the same day Body Dynamics filed its answer to the complaint. Mediation hearings were scheduled for April 2009 but have since been cancelled and the case is now in the discovery phase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

          Actual results could differ materially from those projected in our forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for drug products, changes in domestic and foreign economic, market and regulatory conditions, the results of development agreements with pharmaceutical companies, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, including our DEA related proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in other filings by us with the SEC including our Annual Report on Form 10-K. Such factors may also cause substantial volatility in the market price of our common stock. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Our Business

          We are a specialty pharmaceutical company implementing what is referred to as a global “Front-End” growth strategy - the core of our business model. This strategy incorporates targeting a series of partnering relationships with international pharmaceutical companies to supply us with low-cost competitive pharmaceutical products, both active pharmaceutical ingredients (“APIs”) and finished dosage forms. As a result of the acquisition of Kirk Pharmaceuticals LLC (“Kirk”) and ANDAPharm LLC (“ANDAPharm”) in May 2006, we have facilities in Fort Lauderdale operating under cGMP (current good manufacturing practices) guidelines for the manufacturing and distribution of over-the-counter (“OTC”) private label drugs and prescription drugs (“Rx”).

          We have initiated our Front-End strategy, which sources low cost, high-quality products developed and manufactured internationally, and packages and distributes to our customers through our Florida operation. Our access to low-cost raw materials and manufacturing is the cornerstone of the Front-End strategy and key to our dual objectives of growing our OTC business and introducing a pipeline of Rx generic drugs. A critical key to this strategy and its implementation is our alliance with Maneesh Pharmaceuticals Ltd. (“Maneesh”) and Harcharan (Harry) Singh of Glopec International. Maneesh is an international pharmaceutical company with its headquarters located in Mumbai, India. Harry Singh is a pharmaceutical industry veteran with a 20 year proven track record of sourcing competitive pharmaceuticals products for North America from Asia and Europe

Our key assets can be summarized as:

•	Private label OTC drug manufacturer - Kirk Pharmaceuticals Fort Lauderdale, Florida;

•	Rx prescription drug manufacturer – AndaPharm, Fort Lauderdale, Florida;

•	DEA license for controlled substances, Schedule III, IIIN, IV, V and List I Chemicals;

•	Containment suites for manufacture of highly regulated/toxic substances (e.g. hormones and anti-cancer);

•	Access to difficult to source price competitive APIs;

•	Manufacture in both U.S. and India - package and distribute in U.S;

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

          Our OTC product categories include analgesics, cough and cold, antihistamines, asthma relief and laxatives. Executing our Front-End strategy, Kirk has initiated the shifting of manufacturing of its high-volume commodity OTC drugs internationally to affect cost savings and maintain competitiveness. These products are manufactured internationally and shipped in bulk to Fort Lauderdale for packaging and distribution to our customers. We do manufacture certain OTC products in our Fort Lauderdale facilities for reasons of size of a given production, cost or convenience. Some of our OTC products are subject to control by the DEA and we are presently the subject of DEA related proceedings as further described elsewhere in this Quarterly Report on Form 10-Q.

          In addition to the OTC business, we are a manufacturer, packager and distributor of private label solid dosage Rx products. These products are sold through several distribution channels under exclusive or semi-exclusive agreements. These agreements include minimum sales requirements.

          Our Front-End strategy is the source of a developing pipeline of targeted in-licensed generic Rx drug (FDA approved or to be filed) candidates. The Front-End strategy is founded on the fact that a variety of first-quality small to medium international pharmaceutical companies, well financed with state of the art manufacturing facilities, have developed and in many cases filed ANDAs with the FDA for the U.S. market, but have no marketing or distribution presence in the US market, i.e. no front-end. We have entered into a joint venture agreement with Maneesh that provided development and manufacturing of both OTC and Rx drugs, resources of personnel, operating and IT systems as well as consulting on facilities build-out and equipment procurement. More recently, we have entered into a contract manufacturing agreement with an affiliate of Maneesh for the manufacture and sale of finish dose forms of product. Maneesh has a variety of drug development and manufacturing facilities in various locations throughout the world, although we are coordinating principally with the operations in India. Harry Singh has a long standing business relationships with numerous other pharmaceutical companies in India (and their owners) and is directing many of our steps in arranging agreements for ANDA in-licensing, low-cost APIs and specialty contract manufacturing. We source finished product internationally, then package and distribute through Florida; the customer belongs to Synovics.

          As a result of historical events as well as the costs incurred in the acquisition of Kirk in 2006 and the disputes with Dr. Mulye and Nostrum, we have not been able to adequately generate enough cash to support our ongoing operations and to service our debt. As a result, we have suffered from chronic working capital deficiency and there has been a continuing need for financing activities which have also been adversely affected by the disputes with Dr. Mulye and Nostrum.

          During the fiscal year ended October 31, 2008, we completed a series of closings of a Series C Preferred Stock Offering that resulted in the issuance of 28,955 shares of Series C Preferred Stock, convertible into 28,955,000 shares of our common stock, subject to adjustment, and warrants to acquire 18,780,200 shares of our common stock. The incremental gross proceeds to us from the Series C Preferred Stock Offering were $7,780,000 and together with a bridge note offering that immediately preceded the Series C Preferred Stock Offering, the incremental gross proceeds to us were $9,335,000. We principally used this infusion of cash to reduce our debt.

          As a result of the DEA related proceedings discussed elsewhere in this Quarterly Report on Form 10-Q, we have ceased almost all of our manufacture and sale of ephedrine and guaifenesin products which have historically comprised over 50% of our sales over the past three years. This has resulted in a significant reduction in revenue which in turn has caused us to scale back our operations, cut our workforce by over 50% since the beginning of 2009, become delinquent in the payment of our payroll tax obligations of approximately $477,000 and attempt to reach arrangements with our creditors in an effort to continue as a going concern. We are attempting to reverse the downward trend in the reduction of revenue by refocusing our sales efforts on higher volume, higher margin customers, launching new generic RX products, executing upon our so-called “front-end” strategy, expanding sales to our existing customer base and bringing the DEA proceedings to a conclusion. The impact of the loss of revenue from the ephedrine and guifaenisin products has had a material adverse impact on our business, prospects, financial condition and results of operation and no assurance can be given that even if we have increased sales from higher volume, higher margin customers, launch new products, execute upon our “front-end” strategy, expand sales to our existing customer base and satisfactorily conclude the DEA proceedings that we will be able to continue as a going concern.

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

Results of Operations

          The following tables set forth, for the periods indicated, financial information related to operations, as well as expressed as a percentage of our net revenue:

	THREE MONTHS ENDED JULY 31,				NINE MONTHS ENDED JULY 31,

	2009		2008		2009		2008

Net Revenues	$1,578,332		$7,715,370		$11,224,041		$18,092,122
Cost of Revenues	2,158,091	137%	4,708,609	61%	9,434,671	84%	11,796,506	65%

Gross Profit	(579,759)	-37%	3,006,761	39%	1,789,370	16%	6,296,616	35%
Operating Expenses
Research and development	213,992	14%	207,247	3%	849,519	8%	859,291	5%
Selling, general and administrative	1,065,279	67%	3,570,238	46%	5,523,118	49%	8,185,309	45%
Total Operating Expenses	1,279,271	81%	3,777,485	49%	6,372,637	57%	9,044,600	50%

Loss from Operations	(1,859,030)	-118%	(770,724)	-10%	(4,583,267)	-41%	(2,748,984)	-15%
Other Expenses	(161,857)	-10%	1,260,394	16%	(1,131,292)	-10%	(1,927,175)	-11%
Provision (Benefit) for Income Tax	—	0%	—	0%	—	0%	—	0%

Net Loss	$(2,020,887)	-94%	$489,670	10%	$(5,714,559)	-61%	$(4,676,159)	-40%

Results of Operations for Three Months Ended July 31, 2009 compared to Three Months Ended July 31, 2008

          Consolidated revenues for the three months ended July 31, 2009 were $1,578,332 compared to $7,715,370 for the same period in 2008, a decrease of approximately 80% over the prior fiscal quarter. This decrease results from the cessation of sales of almost all of our products containing ephedrine and guaifenesin as well as decreases in sales of the Rx product line and our scaling back of our manufacturing operations due to lack of working capital. As discussed elsewhere in this Quarterly Report on Form 10-Q, we are the subject of administrative and related proceedings involving the DEA against us to, among other things, revoke our DEA license to manufacture and distribute controlled substances. As a result of these proceedings and in particular recent developments, since the end of March 2009, we have ceased sales of any products containing ephedrine and guaifenesin for a major customer of ours and are now only generating negligible revenues from the sales of a product containing ephedrine and guaifenesin. Over the past three years, sales of products containing ephedrine and guaifenesin have accounted for approximately half of our sales. This has had a material adverse effect on our business, prospects, financial condition and results of operation.

          During the three months ended July 31, 2009, sales of products containing ephedrine and guaifenesin accounted for approximately 1% of sales as compared to approximately 49% for the same period in 2008. We continue to be limited by both contractual restrictions and our inability to procure ephedrine and guaifenesin and accordingly do not expect to recommence selling ephedrine and guaifenesin products unless a favorable outcome is reached in our DEA proceedings for which there can be no assurances and which are expected to continue into the next fiscal year. As a result, we expect a continued decrease in sales as we address this decline in sales and product mix with new non-controlled substance products. To address the reduction in sales we have refocused our sales efforts on higher volume, higher margin customers and are seeking to expand sales of our current products to our existing customer base. In addition, we are expanding our product line and are in late development stages of several products and expect to launch one of these products in the fourth fiscal quarter and the other two in the first quarter of our next fiscal year, subject to the receipt of any applicable regulatory approvals. There can be no assurances that we will be able to launch such products or that they will be launched in a timely manner.

          Our three largest customers represented approximately 46% of the sales for the three months ended July 31, 2009. Although we believe Kirk has good working relationships with each of these customers, Kirk is working to further relationships with these and other entities in order to continue to broaden its sales base.

          Cost of revenues for the three months ended July 31, 2009 was $2,158,091 compared to $4,708,609 for the three months ended July 31, 2008. This decrease is directly attributable to our decrease in sales revenue. Our gross profit percentage decreased to -37% from 39% as a result of negligible sales of our products containing ephedrine and guaifenesin and decreases in sales of our high gross margin Rx product line.

          Research and development expenses for the three months ended July 31, 2009 were $213,992 compared to $207,247 for the three months ended July 31, 2008. The research and development expenses are in line with our historical norms. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

          Selling, general, and administrative expenses for the three months ended July 31, 2009 were $1,065,279 as compared to $3,570,238 for the three months ended July 31, 2008. The decrease in selling, general and administrative expenses was a result of a reduction in personnel costs due to layoffs of a significant portion of our workforce and reduction in legal expenses.

          Interest expense for the three months ended July 31, 2009 was $163,308 as compared to $1,404,434 for the three months ended July 31, 2008. The reason for this reduction is a result of the significant reduction in outstanding debt during the previous fiscal year and amortization of financing fees relating to prior financing rounds.

          As a result of the foregoing, the net loss for the three months ended July 31, 2009 was $2,020,887 or ($0.07) per share, as compared to a net gain of $489,670 or $0.02 per share for the three months ended July 31, 2008.

          Results of Operations for Nine Months Ended July 31, 2009 compared to Nine Months Ended July 31, 2008

          Consolidated revenues for the nine months ended July 31, 2009 were $11,224,041 compared to $18,092,122 for the same period in 2008, a decrease of approximately 38% over the prior fiscal period. This decrease results from the cessation of sales of almost all of our products containing ephedrine and guaifenesin as well as decreases in sales of the Rx product line and our scaling back of our manufacturing operations due to lack of working capital. As discussed elsewhere in this Quarterly Report on Form 10-Q, we are the subject of administrative and related proceedings involving the DEA against us, among other things, revoke our DEA license to manufacture and distribute controlled substances. As a result of the these proceedings and in particular recent developments, since the end of March 2009, we have ceased sales of any products containing ephedrine and guaifenesin for a major customer of ours and are now only generating negligible revenues from the sales of a product containing ephedrine and guaifenesin. Over the past three years, sales of products containing ephedrine and guaifenesin have accounted for approximately half of our sales. This has had a material adverse effect on our business, prospects, financial condition and results of operation.

          During the nine months ended July 31, 2009, sales of products containing ephedrine and guaifenesin accounted for approximately 27% of sales as compared to approximately 47% for the same period. We continue to be limited by both contractual restrictions and our inability to procure ephedrine and guaifenesin and accordingly do not expect to recommence selling ephedrine and guaifenesin products unless a favorable outcome is reached in our DEA proceedings for which there can be no assurances and which are expected to continue into the next fiscal year. As a result, we expect a continued decrease in sales as we address this decline in sales and product mix with new non-controlled substance products. To address the reduction in sales we have refocused our sales efforts on higher volume, higher margin customers and are seeking to expand sales of our current products to our existing customer base. In addition, we are expanding our product line and are in late development stages of several products and expect to launch one of these products in the fourth fiscal quarter and the other two in the first quarter of our next fiscal year, subject to the receipt of any applicable regulatory approvals. There can be no assurances that we will be able to launch such products or that they will be launched in a timely manner.

          Our three largest customers represented approximately 53% of the sales for the nine months ended July 31, 2009. Although we believe Kirk has good working relationships with each of these customers, Kirk is working to further relationships with these and other entities in order to continue to broaden its sales base.

          Cost of revenues for the nine months ended July 31, 2009 were $9,434,671 compared to $11,796,506 for the nine months ended July 31, 2008. This decrease is directly attributable to our decrease in sales revenue. Our gross profit percentage decreased to 16% from 35% as a result of negligible sales our products containing ephedrine and guaifenesin and decreases in sales of our high gross margin Rx product line.

          Research and development expenses for the nine months ended July 31, 2009 were $849,519 compared to $859,291 for the nine months ended July 31, 2008. The research and development expenses are in line with our historical norms. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical studies. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

          Selling, general, and administrative expenses for the nine months ended July 31, 2009 was $5,523,118 as compared to $8,185,309 for the nine months ended July 31, 2008. The decrease in selling, general and administrative expenses was a result of a reduction in personnel costs due to layoffs of a significant portion of our workforce and reduction in legal expenses.

          Interest expense for the nine months ended July 31, 2009 was $1,132,743 as compared to $4,592,003 for the nine months ended July 31, 2008. The reason for this reduction is a result of the significant reduction in outstanding debt during the previous fiscal year and amortization of financing fees relating to prior financing rounds.

          As a result of the foregoing, the net loss for the nine months ended July 31, 2009 was $5,714,559 or ($0.20) per share, as compared to a net loss of $4,676,159 or ($0.21) per share for the nine months ended July 31, 2008.

Liquidity and Capital Resources

          To date, our operations have not generated sufficient cash flow to satisfy our capital needs. We have financed our operations primarily through the private sale of common stock, warrants and debt. We had a working capital deficit of $12,871,305 at July 31, 2009 as compared with $6,335,161 at October 31, 2008. Cash and cash equivalents were $129,860 at July 31, 2009, as compared with $426,000 at July 31, 2008.

          During the nine months ended July 31, 2009 net cash provided by operating activities was $741,773.

          Net cash used in investing activities during the nine month period ended July 31, 2009 was $90,672. These funds were used for capital expenditures on machinery and equipment necessary for use in our operations. Net cash used in financing activities during the nine month period ended July 31, 2009 was $587,227. During the period, we received proceeds from borrowings of $1,250,000 from our affiliate, Maneesh. These funds were used to repay approximately $1,837,000 of outstanding debt and capital lease obligations resulting in net use of cash of approximately $587,000.

          As a result of the DEA proceedings discussed elsewhere in this Quarterly Report on Form 10-Q, we have ceased almost all of our manufacture and sale of ephedrine and guaifenesin products which have historically comprised approximately 50% of our sales over the past three years. This has resulted in a significant reduction in revenue which in turn has caused us to scale back our operations, cut our workforce by over 50% since the beginning of 2009, become delinquent in the payment of our payroll tax obligations of approximately $477,000 and attempt to reach arrangements with our creditors in an effort to continue as a going concern. We are attempting to reverse the downward trend in the reduction of revenue by refocusing our sales efforts on higher volume, higher margin customers, launching new generic RX products, executing upon our so-called “front-end” strategy, expanding sales to our existing customer base and bringing the DEA proceedings to a conclusion. The impact of the loss of revenue from the ephedrine and guifaenisin products has had a material adverse impact on our business, prospects, financial condition and results of operation and no assurance can be given that even if we have increased sales from higher volume, higher margin customers, launch new products, execute upon our “front-end” strategy, expand sales to our existing customer base and satisfactorily conclude the DEA proceedings that we will be able to continue as a going concern.

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

          Evaluation of Disclosure Controls and Procedures

          Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          Changes in Internal Control Over Financial Reporting

          Except as set forth below, there were no changes in our internal controls over financial reporting which occurred during the most recent fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. During the most recent fiscal quarter, we were forced to scale back our operations including the layoff of a significant portion of our staff including in our financing department which impacts our internal controls over financial reporting. In addition, on July 1, 2009, our Chief Financial Officer, Mahendra Desai resigned and our Interim Chief Executive Officer is acting also as our Interim Chief Financial Officer until we have sufficient working capital to hire a replacement Chief Financial Officer.

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

          During February, March and June 2009 hearings on the merits of the case were held before an administrative judge and the parties have been requested to submit their proposed findings of fact and conclusions of law by October 1, 2009. Based on the allegations made by the DEA, and our understanding of relevant facts and circumstances, we believe that the action commenced by the DEA is without merit and it intends to vigorously defend against this.

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

          On August 13, 2008, Nostrum and Mulye filed an answer and counterclaim to our complaint and on August 26, 2008 they amended their answer and counterclaim. The counterclaim sought declaratory judgment for the immediate release to Nostrum of the Escrow Shares and the issuance to Nostrum of additional shares of common stock such that, under Nostrum’s theory, together with the Escrow Shares will represent 32% of our outstanding shares on a fully diluted basis. Both parties filed motions for summary judgment seeking a ruling from the Court regarding the return of the Escrow Shares and on September 15, 2009, the Court found in favor of the Company and ordered Nostrum and Mulye to instruct the escrow agent to transfer the Escrow Shares to the Company. The Court also dismissed the Nostrum and Mulye counterclaim and directed the parties the Court to set a trial date on the sole remaining issue, whether we are entitled to damages for Nostrum and Mulye’s breach of contract. We intend to vigorously prosecute this case and believe its claims against Nostrum and Mulye’s are meritorious.

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

Capricorn Pharma

          On September 9, 2009, an action was commenced by Capricorn Pharma, Inc. (“Capricorn”) against Kirk in the Circuit Court for Frederick County, Maryland. The complaint alleges that Kirk failed to pay for an order of tablets purchased from Capricorn. The complaint seeks judgment in the amount of $103,627 plus interest and costs. Kirk has not been served with the complaint and is currently in discussions with Capricorn to settle this matter without the action proceeding any further.

ITEM 1A.	RISK FACTORS.

          Except as set forth below, we had no material changes to our risk factors as previously disclosed in its Form 10-K for the year ended October 31, 2008 filed with the Securities and Exchange Commission on February 5, 2009.

          We have been forced to scale back our operations due to lack of working capital and significant losses and unless our sales revenue increases, we will not be able to continue as a going concern.

          As a result of recent developments in connection with the administrative and related proceedings involving the DEA against us to, among other things, revoke our DEA license to manufacture and distribute controlled substances, we have ceased almost all of our manufacture and sale of ephedrine and guaifenesin products which have historically comprised over 50% of our sales over the past three years. This has resulted in a significant reduction in revenue which in turn has caused us to scale back our operations, cut our workforce by approximately 50% since the beginning of 2009, become delinquent in the payment of our payroll tax obligations of approximately $477,000 and attempt to reach arrangements with our creditors in an effort to continue as a going concern. We are attempting to reverse the downward trend in the reduction of revenue by refocusing our sales efforts on higher volume, higher margin customers, launching new generic RX products, executing upon our so-called “front-end” strategy, expanding sales to our existing customer base and bringing the DEA proceedings to a conclusion. The impact of the loss of revenue from the ephedrine and guifaenisin products has resulted in significant losses and had a material adverse impact on our business, prospects, financial condition and results of operation and no assurance can be given that even if we have increased sales from higher volume, higher margin customers, launch new products, execute upon our “front-end” strategy, expand sales to our existing customer base and satisfactorily conclude the DEA proceedings that we will be able to continue as a going concern.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          None that were not previously disclosed in Form 8-K filings during the quarter ended July 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.	OTHER INFORMATION.

Appointment of Gerald Price; Resignations of Jyotindra Gange and Mahendra Desai

          The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers”:

          On July 1, 2009, Jyotindra Gange resigned as our Interim Principal Executive Officer and director and Mahendra Desai resigned as our Chief Financial Officer. On the same day, Gerald Price was appointed as Interim Chief Executive Officer and Interim Chief Financial Officer.

          Prior to joining us, Mr. Price served as Senior Vice President of Business Development for KV Pharmaceuticals from 2006 until 2009 where he was responsible for Global Development which encompassed both strategic and tactical endeavors including Product Selection, Product Prioritization, Supply Agreements, In-licensing and Out-licensing, and all M&A activities. From 2002 until 2006, prior to joining KV, Mr. Price was Vice President of Business Development for Ivax Corporation. From 2000 until 2002, Mr. Price held the post of President and Chief Operating Officer and was a member of the Board of Directors at Halsey Pharmaceuticals, a research company specializing in the development of controlled substance active ingredients and the accompanying dosage forms. Prior to that, Mr. Price enjoyed a successful 10 year career at Barr Laboratories. Initially hired as Corporate VP of Operations, Mr. Price also held the position of Executive VP of the Manufacturing Group which operated as a separate subsidiary. After five years of leading Operations at Barr, Mr. Price transitioned into Business Development as Vice President of Strategic Business Development for Barr with responsibilities for mergers and acquisitions, partnerships, and in-licensing. Before joining Barr, Mr. Price held a number of operations positions with larger OTC and consumer products companies. Mr. Price holds a BSIE degree for the University of Michigan and an MBA from the Siedman Business School.

          In connection with Mr. Price’s appointment, we have entered into an Independent Contractor Interim CEO Agreement pursuant to which Mr. Price is retained on a month-to-month basis as Interim Chief Executive Officer in consideration for $10,000 per month plus expense reimburse

Maneesh Notes

          The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant”:

          On July 17 and July 20, 2009, we issued two senior promissory notes (the “Maneesh Notes”) to Maneesh Pharmaceuticals Ltd. (“Maneesh”) in the principal amount of $700,000 and $550,000, respectively, in consideration of proceeds equal to the face value of the notes. The proceeds of the Maneesh Notes were used primarily to pay principal and interest due on our credit facility with the Bank of India. The Maneesh Notes both bear interest at the rate of 15% per annum and are each payable upon the earlier of December 31, 2009 or our receipt of an investment of at least $1,000,000. Maneesh is an affiliate of ours and two of its designees presently serve on our board of directors.

          The foregoing description is qualified in its entirety by the Maneesh Notes which are attached as Exhibits 10.1 and 10.2 and incorporated by reference hereto.

Scaling Back of our Operations

          The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 8.01 Other Events”:

          As a result of recent developments in connection with the administrative and related proceedings involving the DEA against us to, among other things, revoke our DEA license to manufacture and distribute controlled substances, we have ceased almost all of our manufacture and sale of ephedrine and guaifenesin products which have historically comprised approximately 50% of our sales over the past three years. This has resulted in a significant reduction in revenue which in turn has caused us to scale back operations, cut our workforce by over 50% since the beginning of 2009 and attempt to reach arrangements with our creditors in an effort to continue as a going concern. We are attempting to reverse the downward trend in the reduction of revenue by refocusing our sales efforts on higher volume, higher margin customers, launching new generic RX products, executing upon our so-called “front-end” strategy, expanding sales to our existing customer base and bringing the DEA proceedings to a conclusion. The impact of the loss of revenue from the ephedrine and guaifenesin products has resulted in significant losses and had a material adverse impact on our business, prospects, financial condition and results of operation and no assurance can be given that even if we have increased sales from higher volume, higher margin customers, launch new products, execute upon our “front end strategy”, expand sales to our existing customer base and satisfactorily conclude the DEA related proceedings that we will be able to continue as a going concern.

Contract Manufacturing Agreement

          The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement”:

          Our subsidiaries Kirk and ANDAPharm entered into a Contract Manufacturing Agreement dated July 1, 2009 (the “Contract Manufacturing Agreement”) with an affiliate of Maneesh, Svizera USA LLC (“Svizera USA”). Pursuant to the terms of the Contract Manufacturing Agreement, Kirk and ANDAPharm agreed to manufacture finished dose forms of product for Svizera USA from time to time. In accordance with the terms of the agreement, Svizera USA made a prepayment of $350,000 to be offset against future product orders and the term of the agreement is one year, renewable for further twelve month periods. Svizera USA has since made a further prepayment of $194,667.

          Maneesh is an affiliate of ours and two of its designees presently serve on our board of directors.

          The foregoing description is qualified in its entirety by the Contract Manufacturing Agreement which is attached as Exhibit 10.3 hereto and incorporated by reference hereto.

ITEM 6.	EXHIBITS.

Exhibits

10.1	Senior Promissory Note dated July 17, 2009 issued to Maneesh Pharmaceuticals Ltd

10.2	Senior Promissory Note dated July 20, 2009 issued to Maneesh Pharmaceuticals Ltd

10.3	Contract Manufacturing Agreement dated as of July 1, 2009 between Kirk Pharmaceuticals, LLC, AndaPharm, LLC and Svizera USA LLC.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SYNOVICS PHARMACEUTICALS, INC.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 21, 2009

By:	/s/ Gerald Price

Gerald Price
Interim Chief Executive Officer

By:	/s/ Gerald Price

Gerald Price
Interim Chief Financial Officer